Form 10QSB
period 1999-09-30
SYNERGY TECHNOLOGIES CORP
filed 1999-11-16
CIK 1080634

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

                            (Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

[ ] TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

                Commission file number 0-26721

                 SYNERGY TECHNOLOGIES CORPORATION
               (Exact name of small business issuer
                   as specified in its charter)

           COLORADO                          84-1379164
(State or other jurisdiction of            (IRS Employer
incorporation or organization)            Identification No.)

         Suite 210, 214 11th S.E., Calgary, Alberta Canada T2G 0X8

                             (888) 378-6633
                      (Issuer's telephone number)

                             NOT APPLICABLE
                 (Former name, former address and former
                fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes _X_ No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

21,936,327 Shares of Common Stock, $0.002 par value, as of November 11, 1999.

Transitional Small Business Disclosure Format (check one);

                           Yes___ No _X_

                   PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

SYNERGY TECHNOLOGIES CORPORATION

Consolidated Balance Sheet
For the Nine Month period ended September 30, 1999



                                                   September 30,
                                                1999          1998

ASSETS
  Current
   Cash                                       $ 10,681    $   6,958
   Receivables (Note 3)                        122,619       28,405
   Receivable - related parties (Note 4)         1,058          -
   Prepaid expenses                             47,586        2,024
                                             ---------     --------
                                               181,944       37,387

Technology acquisition (Note 8)              1,844,048    1,152,535

Petroleum and natural gas interests (Note 7)   548,391      499,924

Office equipment, computers and
  leasehold improvements                         4,984          637

Other asset - Organization Costs, net            9,909        6,189

Investments (Note 8)                           100,000          -
                                              ---------     -------
                                             2,507,332    1,659,285
                                              ---------     -------
TOTAL ASSETS                              $  2,689,276   $1,696,672


LIABILITIES
Current
  Accounts payable and accrued expenses   $    593,497   $  283,626
  Loans payable (Notes 5(a)& 5(b))             226,556       64,398
                                              ---------     -------
                                               820,053      348,024

MINORITY INTEREST                         $        -       $  1,250

STOCKHOLDERS' EQUITY
Common stock, $0.002 par value
100,000,000 shares authorized,
shares 21,936,327 issued                  $     49,873    $  40,679

Additional paid in capital                   2,764,934    1,650,247

Foreign exchange gains                            -           1,988

Accumulated deficit                           (945,584)    (345,516)

TOTAL STOCKHOLDERS' EQUITY                   1,869,223    1,347,398

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   2,689,276  $ 1,696,672

SYNERGY TECHNOLOGIES CORPORATION
Consolidated Statement of Operations and Deficit
For the Nine Month period ended September 30, 1999

                                                   September 30,
                                               1999           1998

 Revenue
   Option income                          $    200,000     $     130


General and administrative expenses
   Accounting                             $     21,697     $   7,585

   Advertising                                   5,326        31,208

   Association fees                                940            -

   Bank charges and interest                     1,246         1,711

   Conference fees and trade shows               8,798            -

   Consulting - administrative                  22,295         1,370

   Consulting - marketing                       86,250        35,126

   Exchange                                     (1,667)           -

   Filing, conference and
     association fees                              130         2,300

   Investor relations                           49,890        35,579

   Lease rentals                                   718         1,472

   Legal fees                                   52,975        27,058

   Management fees                              58,500        58,500

   Office expense                               19,215        16,292

   Rent                                         10,500         4,957

   Secretarial                                   2,400         1,569

   Telephone                                     7,080         5,099

   Transfer agent                                3,484         1,963

   Travel and promotion                         22,953        46,841

Total expenses                            $    372,730    $  278,630

Net Income(Loss) for period                   (172,730)  $  (278,500)

Deficit, beginning of year                $   (772,854)  $   (67,016)

Deficit, end of period                    $   (945,584)  $  (345,516)


SYNERGY TECHNOLOGIES CORPORATION

Consolidated Statement of Changes in Stockholders' Deficit
For the Nine Month period ended September 30, 1999

                                     Common Stock     Additional Paid    Accumulated    Total Stockholders'
                                  Shares       Amount    in Capital        Deficit       Equity (Deficit)
Balances

December 31, 1999                20,332,526   $40,666   $1,650,247      $(772,854)         $918,059

Common Stock Issued $0.50
per share February 10, 1999          86,000       172       42,828         -----             43,000

Common Stock Issued $0.50
per share February 17, 1999       1,059,314     2,119      527,538         -----            529,657

Common Stock Issued $0.50
per share March 31, 1999             45,000        90       22,410         -----             22,500

Common Stock Issued $0.53125
per share March 31, 1999             63,801       128       33,766         -----             33,894

Common stock Issued  $0.50
per share  April 7, 1999            309,686       618      154,225         -----            154,843

Common stock issued $1.00
per share April 30, 1999             40,000        80       39,920         -----             40,000

Common stock reserved but not
yet issued; deemed value
$0.10 per share                   3,000,000     6,000      294,000         -----            300,000

Net Loss Period ended
September 30, 1999                  -----       -----       -----        (172,730)         (172,730)

Balances September 30, 1999     24,936,327    $49,873  $ 2,764,934      $(945,584)       $1,869,223


SYNERGY TECHNOLOGIES CORPORATION

Consolidated Statement of Cash Flows
For the Nine Month period ended September 30, 1999


                                                  9.30.99            9.30.98

Cash provided by (used for)
  operating activities
    Loss for the period                       $   (172,730)  $   (278,500)

Changes in non-cash working capital:
   Net change in receivables                  $    169,421   $    (13,968)
   Net change in payables                           98,737        245,902
   Minority Interest                                (2,514)         1,250
   Organization costs                               (9,000)        (5,000)
   Net change in prepaid expenses                  (45,837)         7,976
   Net change in foreign exchange                     -             1,988

                                              $    210,807   $    238,148

Cash provided by financing activities

   Issuance of shares                        $   1,123,984   $  1,175,000
   Loan proceeds & other liabilities              (113,649)        64,398

                                             $   1,010,245   $  1,239,398

Cash used for investing activities
   Acquisition of petroleum and
     natural gas interests                   $    (170,904)  $    (41,844)
   Technology Development Costs                   (776,159)    (1,152,535)
   Leasehold, equipment and
     software acquisition                           (4,984)          (637)
   Acquisition of shares                          (100,000)          -

                                             $  (1,052,047)  $ (1,195,016)

Increase (Decrease) in cash                  $      (3,725)  $      4,030

Cash, beginning of year                      $      14,406   $      2,928

Cash, end of period                          $      10,681   $      6,958



1.   Summary of Significant Accounting Policies

General

    Synergy Technologies Corporation (formerly Automated Transfer Systems Corporation), was incorporated in Colorado on February 10, 1997. On November 24, 1997 the Company merged with Stone Canyon Resources, Inc., another Colorado corporation. Prior to the merger Automated Transfer Systems Corporation had no operations. Prior to the merger Stone Canyon had 2,901,007 shares of common stock outstanding and Automated Transfer Systems had 2,549,500 shares of common stock outstanding. In the merger Stone Canyon shareholders traded each of their 2,901,007 shares for one share in Automated Transfer Systems making Stone Canyon Resources Inc. a wholly owned subsidiary. Also in the merger Automated Transfer Systems issued 4,539,162 new shares of its common stock to extinguish $453,916 of the debt of Stone Canyon Resources, Inc. At the end of the merger there were 9,989,669 shares outstanding. The former creditor of Stone Canyon Resources, Inc. became the controlling party in the Company, owning more than 60% of the Company's outstanding stock. Synergy Technologies through its subsidiary, Carbon Resources Limited have acquired a patented and proprietary technology for the conversion of gas to liquids. Carbon Resources Limited and its wholly owned subsidiary, Lanisco Holdings Limited have acquired a patented and proprietary technology for the upgrading of heavy oil. Effective June 25, 1999 Synergy incorporated SynGen Technologies Limited as a wholly owned subsidiary and transferred all the rights in and to the patented and proprietary technology for the conversion of gas to liquids from Carbon to SynGen. Synergy, SynGen, Carbon and Lansico have expended and continue to expend funds on the continuing research and development of these proprietary technologies to prove their commercial application, establish market recognition and generate licensing and royalty revenues through exploitation of the processes.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries, as follows:

(i) Carbon Resources Limited, a Cyprus corporation, formed on April 28 1998, which completed a share exchange agreement with Automated Transfer Systems Corporation effective June 2, 1998. Under the terms of the agreement, Carbon Resources Limited became a 75% owned subsidiary of the Company. On June 25, 1999, Synergy Technologies Corporation negotiated the acquisition of the remaining twenty-five percent (25%) of the shares of Carbon Resources Limited and Carbon Resources Limited became a wholly owned subsidiary of Synergy Technologies Corporation. On June 26, 1999, Synergy Technologies Corporation executed a share exchange agreement with Texas T Petroleum Ltd., a Colorado corporation whereby Texas T Petroleum Ltd. has the right to acquire a 50% in the shares of Carbon. These financial statements presently include 100% of the accounts and records of Carbon Resources Ltd. and will continue to reflect a 100% interest until such time as Texas T Petroleum Ltd. fulfills its obligations to earn 50% of the shares of Carbon.

 (ii) Lanisco Holdings Limited, a Cyprus corporation, formed on September 7, 1998, and acquired by Carbon Resources Limited, to become a wholly owned subsidiary effective January 6, 1999

 (iii) SynGen Technologies Limited., a Cyprus corporation, formed on June 25, 1999 as a wholly owned subsidiary, to which Synergy Technologies transferred its 100% interest in the gas-to-liquids technology from Carbon Resources Limited.

 (iv) Stone Canyon Resources Inc., a Colorado corporation, formed on November 7, 1996, which completed a share exchange agreement with Synergy Technologies effective November 24, 1997. Under the terms of this agreement Stone Canyon Resources Inc. became a wholly owned subsidiary of the company.

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. All reported amounts are in US dollars.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Development Stage Company

The Company meets the guidelines of SFAS No. 7 and as such is classified as a development stage company.

Pro Forma Compensation Expense

The Company accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No stock options have been issued. Accordingly, no pro forma compensation expense is reported in these financial statements.

Foreign Currency Translation

The Company translates its assets and liabilities at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Foreign exchange gains and losses are deferred and shown separately in shareholder's equity. At June 30, 1999 net gains and losses have been immaterial and are not shown separately.

Property and Equipment

Property and equipment, when acquired, are stated at historical cost.

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years).

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Income Taxes

The company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Fair Value of Financial Instruments

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

2.      Provision for Income Taxes

The provision for income taxes for the period ended August 31, 1999 represents the minimum state income tax expense of the Company, which is not considered significant.

3.       Receivables

The receivables as stated on the consolidated Balance Sheet consist of the following accounts:

    Receivable from Stone Canyon Resources Ltd., a company incorporated pursuant to the laws of the Province of Alberta, and an affiliate of Synergy Technologies Corporation. On September 30, 1998, Synergy Technologies entered into an agreement with Stone Canyon
    Resources Ltd. ("Stone-Canada"), whereby Stone Canada committed to fund the design and construction of a 4 bbl per day demonstration facility in the Province of Alberta in exchange for the Canadian marketing and licensing rights to Synergy's proprietary Gas to Liquids technology. The amount recorded as a receivable on the Balance Sheet includes project development costs chargeable to the 4 bbl per day demonstration facility. The account bears no interest and is subject to no specific terms of repayment.
                                                                 $   104,401

    GST Receivable. Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company at fiscal year end. This amount is refunded to the Company upon filing of a GST return in Canada.

                                                                 $    18,218

   TOTAL RECEIVABLES:                                            $   122,619

4.       Receivables - Related Parties

This receivable is due from shareholders and bears no interest and is not subject to any specific terms of repayment.

5.       Loans Payable

(a) Loans payable of $84,663 as reported on the consolidated Balance Sheet reflect amounts advanced to Synergy Technologies and its subsidiaries from various arms length corporations for general working capital. These amounts bear no interest and have no stated terms of repayment.

(b) Loans payable of $141,893 as reported on the consolidated Balance Sheet reflect a total of $44,560 advanced by Texas T Petroleum Ltd. in respect of the development of the Gas to Liquids technology which amount bears no interest and is subject to no specific terms of repayment, and a total of $97,334 advanced in respect of the development of the Heavy Oil Upgrading process under the terms of an agreement dated June 26, 1999 whereby Texas
T Petroleum Ltd. is required to fund a total of $900,000 towards the development of the upgrading technology to earn a 50% interest in Carbon Resources Limited. Funds advanced under the terms of the agreement with Texas T Petroleum are recorded as a loan payable until such time as the obligation to fund a total of $900,000 is fulfilled.

6.   Commitments and Contingencies

Litigation

The Company has recently been named a Defendant in a legal action brought forth by a group of founding shareholders in respect of a stop transfer the Company has placed on their shares. The action was commenced following Synergy's review of certain oil and gas leases acquired by its formerly wholly owned subsidiary, Stone Canyon Resources Inc., which raised several issues of concern. Upon completion of the review the Company determined that it may not have received valid consideration for the amounts paid to and subsequently the shares issued to certain founding shareholders in return for these development leases. The Company placed a stop transfer on all shares issued to the founding shareholders pending a legal determination as to valid consideration. Bataa Oil Inc., its affiliated companies and employees as well as Richard and Anita Knight (the "Plaintiffs") have commenced action against Synergy Technologies, Stone Canyon Resources Inc. (formerly a wholly owned subsidiary) and Stone Canyon Resources Ltd. (an affiliated corporation) for the release of their shares. The Plaintiffs have claimed breach of contract and breach of fiduciary duty. The Company intends to respond to this action and will vigorously defend the litigation. The Company may commence legal action against those shareholders and certain other founding shareholders to recover all costs of the lease acquisitions and the return of any shares issued to the founders.

     The Company received notice of a demand for arbitration from the American Arbitration Association-San Diego which was initiated by North American Corporate Consultants Inc. ("NACC"). NACC is seeking damages of 325,000 shares of the Company's stock, attorneys fees and punitive damages. The Company denies of all allegation made by NACC in this claim and intends to vigorously defend this arbitration.

Licensing and Consulting Agreements

     Effective September 30, 1998, Synergy Technologies entered into an agreement with Stone Canyon Resources Ltd. ("Stone-Canada"), whereby Stone-Canada committed to fund the design and construction of a 4 bbl per day demonstration facility in the Province of Alberta in exchange for the Canadian marketing and licensing rights to Synergy's proprietary Gas to Liquids technology. (See Note 3 Receivables)

7.   Oil And Gas Leases
                                                        1999           1998
U.S.A.
   50% interest in Meadow Deep, Wyoming
   and D-Sand, Colorado, prospects                $     287,060  $     287,060

   15% interest in Rose Creek and Sage Creek prospects,
   Wyoming (dry hole costs written off)                     -          148,045


   5% interest in Hell's Canyon prospect, Wyoming           -           22,975
  (dry hole costs written off)

Canada
  38.96 % APO interest in Wilson Creek prospect,
  Alberta, drilling and casing expense to date          261,331         41,844
   drilling and casing expense to date

                                                  $     548,391     $  499,924

8.       Technology Agreements

On May 5, 1998, Synergy Technologies Corporation (formerly Automated Transfer Systems Corporation) entered into a share exchange agreement with Laxarco Holding Limited whereby Synergy acquired 75% of the issued and outstanding shares of Carbon Resources Limited, a company incorporated pursuant to the laws of the Republic of Cyprus and holder of a 100% interest in and to a gas to liquids technology, in exchange for the issuance of 10,000,000 shares of Synergy Technologies Corporation. The shares were issued at a deemed value of $0.10 per share and pursuant to the share exchange agreement have been placed in escrow to be released upon the successful development of the gas to liquids technology. Under the terms of the agreement Laxarco Holding Limited granted to Synergy Technologies an irrevocable voting power of attorney until the 10,000,000 shares are released from escrow. The Share Exchange received shareholder approval on June 5, 1998.

On January 6, 1999, Carbon Resources Limited, a 75% owned subsidiary of the Company, acquired the shares of Lanisco Holdings Limited, a company incorporated in the Republic of Cyprus, which holds the rights to a proprietary technology for the upgrading of heavy oil.

Effective January 8, 1999, Synergy Technologies Corporation reached a verbal agreement with Texas T Petroleum, Ltd., a Colorado oil and gas corporation, whereby Lanisco Holdings Limited would acquire 1,000,000 units of common shares of Texas T Petroleum, Ltd., each unit consisting of one share and one share purchase warrant entitling Synergy to purchase one additional share of Texas T Petroleum Ltd. at $0.50 per share within three years from January 8, 1999. Texas T Petroleum Ltd. committed to expend $100,000 towards the reconstruction of the 1/2 bbl per day heavy oil upgrading pilot plant to be constructed in Orleans, France.

Effective June 25, 1999 the Company acquired the remaining 25% of the shares of Carbon Resources Ltd. for the issuance of 3,000,000 shares of the Company at a deemed price of $0.10 per share. The shares have been allocated and are included in these statements as reserved for issuance.

Effective June 26, 1999, Synergy Technologies Corporation executed a share exchange agreement with Texas T Petroleum Ltd., a Colorado corporation, whereby Texas T Petroleum Ltd. has the right to acquire fifty percent (50%) of the issued and organised shares of Carbon Resources Limited in exchange for the issuance of 2,000,000 Units of Texas T Petroleum, each Unit consisting of one share and one share purchase warrant entitling Synergy to purchase one additional share of Texas T Petroleum Ltd. at $1.00 per share within two years from June 26, 1999, and the payment of $900,000 to Carbon resources for the development of the heavy oil technology.


                                                      1999           1998
Issuance of 10,000,000 shares at
  $0.10 per share                                  $1,000,000     $1,000,000

Allocation of 3,000,000 shares at
  $0.10 per share for the remaining
  shares of Carbon Resources Ltd.                     300,000            -

Acquisition of 5,000 shares of
  Carbon Resources Limited (1998 -
  3,750 shares of Carbon Resources Limited)           (10,058)        (3,750)


GTL and heavy oil technology development
  (see Appendix "A")                                  554,106        156,285

                                                   $1,844,048     $1,152,535

9.       Name Change

On February 12, 1999, Automated Transfer Systems Corporation filed a Certificate of Amendment with the Department of State of The State of Colorado changing its name to Synergy Technologies Corporation. The name change was accepted by the State of Colorado on March 2, 1999.

10.      Subsequent Events - Nil

                                APPENDIX A
                        TECHNOLOGY DEVELOPMENT COSTS
                                                      1999           1998

Equipment and services                              129,288           -
Project management                                  220,025         83,130
Materials and supplies                               73,849         11,159
Patent fees                                          56,516           -
Travel, meals and accommodation                      25,988           -
Engineering                                          20,858          8,985
Rent                                                  9,734           -
Consulting fees                                       6,600         45,500
Translation fees                                      5,084          1,465
Office supplies                                       2,756           -
Freight and shipping                                  2,056           -
Equipment rentals                                       823           -
Insurance                                               529          6,046

 Total Technology Development Costs               $ 554,106     $  156,285

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

   The Registrant has no ongoing primary income source at this time. Capital from equity issues or borrowings is required to fund future operations.

   During the period ended December 31, 1997, the Registrant raised $33,000.00 from its initial placement of common stock. Stone Canyon Colorado, the Registrant's wholly owned subsidiary, had debt on its balance sheet of $453,916 which was due and payable to Stone Canyon Canada prior to the acquisition of Stone Canyon Colorado by the Registrant. Subject to the share exchange agreement between the Registrant and Stone Canyon Colorado, the Registrant exchanged a total of 2,901,007 shares of its common stock on a one for one basis with Stone Canyon Colorado. In addition, the Registrant retired the loan payable by Stone Canyon Colorado to Stone Canyon Canada through the issue of 4,539,162 shares of common stock at the time of the
acquisition.   As at December 31, 1997, the Registrant had issued and
outstanding 9,989,669 shares of common stock.

   During the year ended December 31, 1998, the Registrant raised $175,000 and issued 350,000 shares of common stock from equity private placements. The Registrant further issued a total of 10,000,000 shares of common stock at a deemed value of $0.10 per share ($1,000,000) subject to the terms of a share exchange agreement between the Registrant and Laxarco, whereby the Registrant acquired 75% of the issued and outstanding shares of Carbon, the holder of a 100% interest in and to a patented and proprietary gas-to-liquids technology. Subsequent to the year ended December 31, 1998, and during the six month period ended June 30, 1999 the Registrant raised an additional $750,000 (As compared to nil, June 30, 1998) by the issue of 1,500,000 common shares from equity private placements completed under a
Regulation D, Rule 504 offering.   A further $40,000 was raised  in
relation to the exercise of share purchase warrants attached to the placements and an additional 40,000 shares of common stock were issued in respect of same. The Company executed a further agreement with Laxarco during the nine month period ended September 30, 1999 to acquire the remaining 25% of the issued and outstanding shares of Carbon whereby the Company has allocated for issue an additional 3,000,000 common shares at a deemed value of $0.10 per share. As at the nine month period ended September 30, 1999, the Registrant had 24,936,327 shares of common stock (As compared to 20,339,669, September 30, 1998) issued and outstanding (inclusive of 3,000,000 common shares reserved for issue with respect to the Carbon transaction). The Company also issued 63,801 shares in connection with its acquisition of an additional 22.38% after payout interest in the Wilson Creek property, to add to its previously acquired
16.79 after payout interest (see notes to financial statements).

  In addition, the Registrant entered into an agreement with Stone Canyon Canada, an Alberta corporation and an affiliate of the Registrant, whereby Stone Canyon Canada is required to fund the design and construction of a 4 bbl per day demonstration facility to test SynGen Technologies' patented GTL process in return for the Canadian licensing and marketing rights to the technology. To December 31, 1998 the Registrant and its subsidiaries had expended a total of $437,435 in relation to the development of the GTL technology and have invoiced Stone Canyon Canada for reimbursement of applicable expenses totaling $370,799 (inclusive of a surcharge of 2.5% on all applicable charges for management of the accounts) in respect of the 4 bbl/day demonstration facility. To December 31, 1998 the Registrant had received a total of $88,448 in reduction of this account receivable. All amounts invoiced to Stone Canyon Canada to December 31, 1998 have been recorded on the financial statements as project income.

  To the nine months ended September 30, 1999 Stone Canyon Canada and the Registrant continued to expend funds on the development of the GTL technology. Under the terms of the agreement Stone Canyon Canada is invoiced directly by suppliers for all expenses in relation to the 4 bbl/day demonstration facility. As at September 30, 1999 receivables due from Stone Canyon Canada in relation to the demonstration facility had decreased by $177,950 (as compared to $370,799, September 30, 1998) from December 31, 1998. Subsequent to the year ended December 31, 1998 and during the nine months ended September 30, 1999 the Registrant expended an additional $174,081 development of the GTL technology (as compared to $156,285, September 30, 1998).

    Subsequent to the year ended December 31, 1998 and pursuant to the acquisition of Lanisco Holdings Limited effective January 6, 1999 the Registrant entered into an option agreement January 8, 1999 with Texas T Petroleum Ltd., a Colorado corporation, whereby the Registrant received payment of $100,000 in consideration for the granting of an option to Texas T Petroleum Ltd. whereby Texas T Petroleum would expend an additional $100,000 towards the re-construction of a heavy oil upgrading pilot plant in Orleans France, to earn the right to negotiate to acquire a 50% interest in and to the heavy oil upgrading technology. The option consideration ($200,000) received is recorded as income on the
Registrant's financial statements to September 30, 1999.    The Registrant
expended option funds received to acquire 1,000,000 Units of Texas T Petroleum Ltd. at $0.10 per Unit effective January 8, 1999 which amount is recorded as an investment on the balance sheet to September 30, 1999. As of September 30, 1999 the Registrant and its subsidiaries had expended a total of $304,592 on development of the heavy oil upgrading technology (as compared to nil, September 30, 1998). As at the nine month period ended September 30, 1999 a total of $97,304 over and above the $200,000 advanced to Synergy to fulfill the terms of the January 8, 1999 option agreement, had been received from Texas T Petroleum Ltd. in respect of development of the heavy oil upgrading technology.

LIQUIDITY AND CAPITAL RESOURCES

   The Registrant expects that its need for liquidity will increase in 1999 and 2000 in anticipation of expending funds to develop its heavy oil upgrading and gas-to-liquids technologies.

   The primary capital resources of the Registrant are its stock which may be illiquid because of resale restrictions and/or as a result of unproven development technologies encompassing the major assets of the Registrant.

    As of the date of this filing the Registrant and its subsidiaries had material commitments within the next year of approximately $3 million. These commitments are either to finance and/or to arrange to have financed, continuing research and development relating to its technology. Certain of these committed expenditures have been financed by divestiture of certain marketing and licensing rights and/or sale of an interest in and to one or both of the Registrant's proprietary processes.

  The Corporation's working capital at September 30, 1999, was $(638,109), as compared to $(525,712) at December 31, 1998. Since the Corporation has no significant source of revenue, working capital will continue to be depleted by operating expenses.

  The Corporation had current liabilities of $820,053 at September 30, 1999, as compared to $834,965 at December 31, 1998.

RESULTS OF OPERATIONS

   In May 1998, the Registrant acquired a seventy-five percent (75%) interest in Carbon, a Cyprus corporation, through a share exchange agreement which resulted in the Registrant issuing a total of 10 million shares of common stock at a deemed value of $0.10 per share. In June 1999, the Registrant acquired the remaining twenty-five percent (25%) of Carbon in exchange for the issue of an additional 3 million shares of common stock at a deemed value of $0.10 per share. The total of 13 million shares issued in connection with the acquisition of Carbon are currently being held in escrow pending the Technologies being proven to be commercially viable. Neither of the two technologies currently under development by the Registrant and its subsidiaries SynGen Technologies Limited and Carbon, have been proven commercially viable as yet. All or a portion of the 13 million shares issued for the acquisition of the two technologies are subject to verification of commercial viability.

   Subsequent to the acquisition and up to the nine months ended September 30, 1999, the Registrant had expended $174,081 (as compared to $156,285, September 30, 1998) on research and development related to the gas-to-liquids technology. It is expected that significant expenditures will be incurred during the next nine to twelve months to prove the efficacy of the gas-to-liquids technology. All expenses related to the development of the 4 bbl per day demonstration facility will be incurred by Stone Canyon Canada in return for the Canadian marketing and licensing rights to the gas-to-liquids technology. The Registrant anticipates the cost for the design, engineering and construction of such facility to be approximately US$2 million. However, the Registrant will continue to be responsible for, and need to locate funding to the meet the costs of ongoing development of the gas-to-liquids technology.

   The Registrant and Texas T Petroleum Ltd. have entered into a series of transactions whereby Texas T will fund a significant portion of the costs associated with the development of the CPJ Technology. The Registrant intends to transform its current 1/2 bbl per day upgrading facility into a 100 bbl per day unit. The cost of engineering and developing the "scale up" of the current unit to a 100 bbl per day unit is anticipated to be $500,000 and the cost of constructing such a facility will be approximately $2-3 million.

   The Registrant's arrangements with Texas T have allowed it to bring the CPJ Technology to its current level of development and will meet a significant portion of the costs described in the preceding paragraph. In total, Texas T is obligated to provide the Registrant (or its subsidiaries or assigns) with US$1 million in cash and 3 million units of Texas T.
Each Texas T unit consists of one (1) share of common stock and a warrant to purchase one (1) share of common stock; 1 million of the warrants are priced at US$0.50 per share and the other 2 million warrants are priced at US$1.00 per share.

   The foregoing arrangements were the result of verbal and written agreements between the Registrant and Texas T. January 8, 1999, the Registrant granted Texas T the option to acquire fifty percent (50%) of the Registrant's interest in the CPJ Technology. In exchange for such option, Texas T paid US$100,000 towards the development of the CPJ Technology and a subsidiary of the Registrant acquired 1 million Units of Texas T, with each Unit priced at $0.10. The Registrant and Texas T then executed a share exchange agreement dated as of June 26, 1999, whereby Texas T was granted the right to acquire from the Registrant fifty percent (50%) of the issued and organized shares of Carbon (which at that time was owned 100% by the Registrant) and thereby a 50% interest in and to the proprietary CPJ Process. The consideration for such interest is an additional US$900,000 and 2 million Texas T Units. The shares of Carbon to be transferred to Texas T under such agreement, as well as the 2 million Texas T Units, are currently being held in escrow pending fulfillment of Texas T's $900,000 funding obligation.

   The Registrant expects additional development costs, once Texas T has fulfilled its obligation, of approximately $1.5-$2.5 million which will be divided equally among the two shareholders of Carbon (i.e. the Registrant and Texas T). The Registrant expects to be funded by potential licensees, joint venture partners and/or other financing vehicles.

  The Corporation had $200,000 in revenues for the nine months ended September 30, 1999. For the nine months ended September 30, 1998 the Corporation had total revenues of $130.

  General and administrative expenses for the nine months ended September 30, 1999,were $278,630. General and administrative expenses for the nine months ended September 30, 1999, included: (i) consulting fees of $108,545; (ii) management fees of $58,500; (iii) legal fees of $52,975;
(iv) accounting fees of $21,697; and (v) office expenses of $9,215.00.

    As compared to the nine months ended September 30, 1998, operating expenses for the current period increased by 33.8% however, the net loss from continuing operations for the nine months ended September 30, 1999 decreased by 38% compared to 1998. The Registrant anticipates the fiscal year ended December 31, 1999 will continue to reflect losses and minimal revenues. Current budgets and project time lines project revenues from licensing fees as a result of the marketing of one or both of the Registrant's development technologies will be generated during the year ending December 31, 2000.

    The increases in expenses are attributable to acquisition and development of the second technology and thus increased technical and administrative staffing requirements. The Company's decrease in the amount of its net loss as compared to the same period in 1998 is attributed to income realized from the sale of an option to a third party to purchase a capital position in the Company.


                       PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

   On August 12, 1999, the Company received notice of a Demand for Arbitration filed with the San Diego office of the American Arbitration Association by North American Corporate Consultants Inc. ("NACC"). This matter involves an agreement for financial public relation services, entered into by and between the Company and NACC. NACC claims that the company breached this contract and also committed fraud and negligent misrepresentation. NACC seeks 425,000 shares of the Company's stock and/or cash equivalent; punitive and exemplary damages, attorneys fees and costs. The Company disputes these claims and will vigorously defend this lawsuit.

   The company has recently been named a Defendant in a legal action brought forth by a group of founding shareholders in respect of a stop transfer the company has placed on their shares. The action was commenced following Synergy's review of certain oil and gas leases acquired by its formerly wholly owned subsidiary, Stone Canyon Resources Inc., which raised several issues of concern. Upon completion of the review the company determined that it may not have received valid consideration for the amounts paid to and subsequently the shares issued to certain founding shareholders in return for these development leases. The Company placed a stop transfer on all shares issued to the founding shareholders pending a legal determination as to valid consideration. Bataa Oil Inc., its affiliated companies and employees as well as Richard and Anita Knight (the "Plaintiffs") have commenced action against Synergy Technologies, Stone Canyon Resources Inc. (formerly a wholly owned subsidiary) and Stone Canyon Resources Ltd. (an affiliated corporation) for the release of their shares. The Plaintiffs have claimed breach of contract and breach of fiduciary duty. The Company intends to respond to this action and will vigorously defend the litigation. The Company may commence legal action against those shareholders and certain other founding shareholders to recover all costs of the lease acquisitions and the return of any shares issued to the founders.


ITEM 2.      CHANGES IN SECURITIES

         On November 30, 1998, the Registrant commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per Unit. Each Unit consisted of one (1) share of common stock and one (1) stock warrant. The Units were priced at $0.50 US per Unit. The Registrant completed this offering on April 6, 1999, with proceeds of $750,000 for 1.5 million
Units. No commission fees or other selling expenses were paid.

         On April 15, 1998, the Registrant commenced a private placement of its Units pursuant to Regulation S. Each Unit consisted of one (1) share of common stock and one (1) warrant excercisable any time prior to April 15, 2000. The Registrant completed this offering on September 30, 1998 with proceeds of $175,000 on the sale of 350,000 units at $0.50 US per Unit. No commission fees or other selling expenses were paid.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5.   OTHER INFORMATION

     Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS

            27  Financial Data Schedule

       (b)  REPORTS ON FORM 8-K:

       Form 8-K dated September 14, 1999 reporting the appointment of Mr. John Gradek to the Board of Directors under Item 5 - Other Events.


                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SYNERGY TECHNOLOGIES CORPORATION
                                (Registrant)

Date: November 15, 1999


By:/S/ Cameron Harworth
President


By:/S/ Jacqueline Danforth
Secretary