Form 10KSB/A
period 1999-12-31
SYNERGY TECHNOLOGIES CORP
filed 2000-04-12
CIK 1080634

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB/A

                          AMENDMENT NO. 1 TO

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                 Commission file number:  0-26721

                 SYNERGY TECHNOLOGIES CORPORATION
          (Name of small business issuer in its charter)

        COLORADO                                84-1379164
  (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

      335 25TH STREET, S.E., CALGARY, ALBERTA CANADA T2A 7H8
    (Address of principal executive offices including zip code)

  Issuer's telephone number, including area code: (403) 269-2274

Securities registered under Section 12(b) of the Exchange Act: NONE
  Securities registered under Section 12(g) of the Exchange Act:

          Title of class: COMMON STOCK, $0.002 PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes     X      No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for its most recent fiscal year.   $200,000.00

     Aggregate market value of the voting stock held by non-affiliates of the Company as of March 29, 2000: $105,141,770(See Item 5).

Number of shares outstanding of the Company's Common Stock, $0.002 par value,
as of March 2, 2000:     26,285,442

            Documents incorporated by reference: NONE
Transitional Small Business Disclosure Format (check one): Yes__ No X

                              PART I . . . . . . . . . . . . . .1

ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . .1
     General Description and Development of Business . . . . . .1
     The Company's Business. . . . . . . . . . . . . . . . . . .5
          a.  Business of Carbon Resources Limited . . . . . . .5
               1. The Heavy Oil (CPJ) Technology . . . . . . . .5
               2.  The Process . . . . . . . . . . . . . . . . .6
          b. Business of SynGen Technologies Limited . . . . . .7
               1.  The Gas-To-Liquids (SYNGEN) Technology . . . . .8
               2.  Standard System . . . . . . . . . . . . . . .8
               3.  The Market. . . . . . . . . . . . . . . . . .9
                    (a)  Shell Oil Company . . . . . . . . . . .9
                    (b)  Exxon . . . . . . . . . . . . . . . . .9
                    (c)  Statoil of Norway . . . . . . . . . . .9
                    (d) Sasol. . . . . . . . . . . . . . . . . .9
                    (e)  Syntroleum. . . . . . . . . . . . . . 10
                    (f)  Syncrude Technology, Inc. . . . . . . 10
               3.  An Alternative to LNG . . . . . . . . . . . 10
               4.  The Environment . . . . . . . . . . . . . . 10
               5.  Products and Applications . . . . . . . . . 10
               6.  Technology Development. . . . . . . . . . . 11
                    (a)  Phase One Development . . . . . . . . 12
                    (b) Phase Two Development. . . . . . . . . 13
          c.  Business of Stone Canyon Resources Inc.. . . . . 13
               1.  Oil and Gas Properties. . . . . . . . . . . 13
                    (a)  Hell's Canyon Lease . . . . . . . . . 13
                    (b)  Rose Creek Lease. . . . . . . . . . . 14
                    (c)  Meadow Deep and D Sand Leases . . . . 14
                    (d)  Wilson Creek Prospect . . . . . . . . 15
     Other Requested Information . . . . . . . . . . . . . . . 15

ITEM 2. DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . 17
     Principal Plants and Other Property . . . . . . . . . . . 17
     Oil and Gas Producing Activities. . . . . . . . . . . . . 17

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . 18
     Bataa Oil, Inc. . . . . . . . . . . . . . . . . . . . . . 18
     Boulder City Litigation . . . . . . . . . . . . . . . . . 18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . 19

                             PART II . . . . . . . . . . . . . 19

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON COMPANYS COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . 19
     Stockholders. . . . . . . . . . . . . . . . . . . . . . . 19
     Dividends . . . . . . . . . . . . . . . . . . . . . . . . 19

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS . 20
     Results of Operations . . . . . . . . . . . . . . . . . . 23
     Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . 24
     Changes in Financial Position . . . . . . . . . . . . . . 24
     Comparison of Results of Operations for the Fiscal Periods ended December 31, 1997 and 1998 and subsequent six month period ended
June 30, 1999.. . . . . . . .  . . . . . . . . . . . . . . . . 25
     Liquidity . . . . . . . . . . . . . . . . . . . . . . . . 26
     Short Term. . . . . . . . . . . . . . . . . . . . . . . . 26
     Long Term . . . . . . . . . . . . . . . . . . . . . . . . 26
     Capital Resources . . . . . . . . . . . . . . . . . . . . 27

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . 27
     INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES. . 27

ITEM 8.  CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . 27
               PART III. . . . . . . . . . . . . . . . . . . . 28

ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. . . . . . . 28
     Directors and Officers of the Company and its Subsidiaries28
          a.  Management of the Company. . . . . . . . . . . . 28
          b. Management of Stone Canyon Colorado
          (a wholly-owned subsidiary of the Company) . . . . . 30
          c.  Management of Carbon Resources Limited . . . . . 30
          d.  Management of SynGen Technologies Limited. . . . 30
     Identification of  Significant Employees. . . . . . . . . 31
     Family Relationships. . . . . . . . . . . . . . . . . . . 31

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . 32
     Cash Compensation . . . . . . . . . . . . . . . . . . . . 32
     Compensation Pursuant to Management Contracts.. . . . . . 33
     Other Compensation. . . . . . . . . . . . . . . . . . . . 33
     Compensation of Directors . . . . . . . . . . . . . . . . 33
     Termination of Employment and Change of Control Arrangements33

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . 33

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS34

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . 37
               (a)  EXHIBIT INDEX. . . . . . . . . . . . . . . 37


SUPPLEMENTAL OIL AND GAS INFORMATION . . . . . . . . . . . . . 40

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     General Description and Development of Business

     On February 10, 1997, Synergy Technologies Corporation, a Colorado corporation (the "Company"), was incorporated under the laws of the State of Colorado, under the name of Automated Transfer Systems Corporation.

     The Company was incorporated for the business of providing ATM customers with a solution for automated teller machine and electronic transfer processing. The Company was unsuccessful in its research and development. As of October, 1997, the Company had no operations.

     On November 24, 1997, The Company filed with the State of Colorado Secretary of State, Articles of Exchange by and between itself and Stone Canyon Resources, Inc., a Colorado corporation ("Stone Canyon Colorado"), whereby the Company acquired 100% of the outstanding shares of common stock of Stone Canyon Colorado, in exchange for 2,901,007 shares of common stock of the Company, exchanged on a one share for one share basis. The Company, at that time, also issued an additional 4,539,162 shares of its common stock to convert $453,916 of Stone Canyon Colorado's debt into equity. Such conversion caused Stone Canyon Colorado's creditor, Stone Canyon Resources Ltd., a Canadian corporation ("Stone Canyon Canada") to become the controlling shareholder of the Company, owning 45.3% of its outstanding stock at that time.

     Stone Canyon Colorado was incorporated on November 7, 1996, under the laws of the State of Colorado to acquire, explore and develop oil and gas resources in North America. Since its incorporation on November 7, 1996, Stone Canyon Colorado has participated in a variety of activities as follows:

          The acquisition of U.S. petroleum and natural gas lease rights in Colorado and Wyoming . The acquisition of Canadian petroleum and natural gas leases rights in the Province of Alberta. The drilling of exploratory wells.

     In March, 1998, Stone Canyon Colorado entered into an agreement with Stone Canyon Canada whereby Stone Canyon Colorado acquired a 33.57% before pay-out ("BPO") interest and a 16.79% after pay-out ("APO") interest in certain development lease lands location in Wilson Creek Alberta (the "Wilson Creek Prospect"). Under the terms of the agreement, Stone Canyon Colorado was required to pay 100% of the drilling and completion costs associated with the first well drilled on the lease to earn its 16.79% APO interest.

     On May 5, 1998, the Company, Carbon Resources Limited, Laxarco Holding Limited and the Company's then-controlling shareholder, Stone Canyon Canada, entered into a share exchange agreement (the "First Laxarco Agreement") whereby the Company acquired 75% of the issued and outstanding shares of Carbon Resources Limited, a company incorporated pursuant to the laws of the Republic of Cyprus ("Carbon"), in exchange for the issuance of 10,000,000 shares of the Company's common stock. Under the terms of the First Laxarco Agreement, Stone Canyon Canada granted to certain shareholders of Laxarco Holding Limited an option to acquire up to 3,000,000 shares of common stock of the Company held by Stone Canyon Canada. Pursuant to the terms of the First Laxarco Agreement, an Escrow Agreement dated May 5, 1998 (the "Escrow Agreement"), was entered into by and between the Company and Laxarco Holding Limited, a company incorporated under the laws of the Republic of Cyprus ("Laxarco") whereby the 10,000,000 shares of the Company issued pursuant to the First Laxarco Agreement were put into escrow to be released upon the successful completion of the gas-to-liquids technology under development by Carbon. (See "-The Company's Business-Business of SynGen Technologies Limited" below). Under the terms of the Escrow Agreement, Laxarco has provided an irrevocable voting power of attorney to the Board of Directors of the Company until the 10,000,000 shares are released from escrow. The First Laxarco Agreement further allows that in consideration of Stone Canyon Canada granting to certain of the shareholders of Laxarco, the option on 3,000,000 shares of the Company's common stock Stone Canyon Canada would have the right to require the Company to transfer the shares of the Company's subsidiary, Stone Canyon Colorado, to Stone Canyon Canada upon the completion of all of the intended transactions between Laxarco and the Company. The First Laxarco Agreement received shareholder approval on June 5, 1998.

      Carbon is in the business of developing technologies. Since its incorporation on April 10, 1998, and the name change to "Carbon Resources Limited" on April 28, 1998, Carbon has participated in a variety of activities, as follows:

          The acquisition of a proprietary technology for the conversion of gas-to-liquids
          The research and development of the gas-to-liquids technology (the "SYNGEN Technology")

          The acquisition of a proprietary technology for the upgrading of heavy oil (the "CPJ Technology") (the SYNGEN Technology and the CPJ Technology are referred to herein collectively as the "Technologies")

          The establishment of a laboratory facility for the testing and research and development of the technologies

     On September 30, 1998, the Company and Carbon entered into an agreement with Stone Canyon Canada for the development of a 4 barrel per day SYNGEN demonstration facility in exchange for granting to Stone Canyon Canada the Canadian marketing and licensing rights to the SYNGEN Technology.

     On June 20, 1999, Stone Canyon Canada concluded agreements with Natural Resources Canada's Industry Energy Research and Development Program ("IERD") to secure a $700,000 CDN(approximately $483,000 US) repayable contribution towards the development of the 4-barrel per day SYNGEN demonstration facility. The contribution is repayable in full in the event that the SYNGEN Technology proves commercially viable. In such event, 10% of the revenues received per annum by Stone Canyon Canada as a result of the implementation of the SYNGEN Technology will be paid to IERD until repayment in full. In the event that the technology does not prove commercially viable, no reimbursement to IERD shall be required. The obligation of repayment is solely Stone Canyon's obligation and not the Company's. This funding program has also been used by Stone Canyon and the Company as collateral to obtain secured loans in the aggregate amount of $350,000, convertible into shares of the Company's common stock (as discussed in the last two paragraphs of this subsection of Item 1).

     On January 6, 1999, the Company, through Carbon, acquired the shares of Lanisco Holdings Limited, a company incorporated in the Republic of Cyprus ("Lanisco"), which holds the rights to the CPJ Technology, a proprietary technology for the upgrading of heavy oil. Under the terms of an agreement between Lanisco and Pierre Jorgensen, whereby Lanisco acquired such rights, Lanisco and/or Carbon must expend not less than $1,000,000 towards the development and commercialization of the CPJ Technology and must pay to Jorgensen a royalty of 65% of the proceeds received from any licensing fees or royalties derived from the CPJ Technology net of all operating costs until payment of $1,000,000 at which time Jorgensen's royalty will revert to 35% of all proceeds received from any licensing fees or royalties, net of all operating costs. The agreement called for the shares of Lanisco to be transferred to Carbon upon execution of the agreement. The agreement also establishes a trust whereby Carbon's legal counsel will hold the assignment of the CPJ Technology until such time as the funding of the $1,000,000 for commercialization of the CPJ Technology has been completed. See The Company's Business - Business of Carbon Resources Limited.

     On January 8, 1999, the Company reached a verbal agreement with Texas T Petroleum Ltd., a Colorado oil and gas corporation, whereby Texas T Petroleum received an option to negotiate the acquisition of up to 50% of the shares of Carbon, for the payment of $100,000.00 cash and the expenditure of an additional $100,000 towards development of the CPJ Technology. Synergy advanced $100,000.00 to Lanisco Holdings Ltd. which funds were used for the purchase of 1,000,000 units of Texas T Petroleum Ltd.

     On June 26, 1999, the Company executed a share exchange agreement with Texas T Petroleum Ltd., a Colorado corporation ("Texas T"), whereby Texas T will acquire, fifty percent (50%) of the issued and organized shares of Carbon in exchange for the issuance of 2,000,000 units of Texas T, each unit consisting of one share of common stock and one share purchase warrant entitling the holder to purchase one additional share of Texas T common stock at $1.00 per share within two years from June 25, 1999, and the payment of $900,000 by Texas T for the development of the CPJ Technology.

     On February 12, 1999, the Company filed a Certificate of Amendment with the Department of State of the State of Colorado changing its name from Automated Transfer Systems Corporation to Synergy Technologies Corporation. The name change was accepted by the State of Colorado on March 2, 1999.

     On March 22, 1999, the Company, Stone Canyon Colorado (a wholly owned subsidiary of the Company) and Revival Resources Ltd., an Alberta corporation, entered into an agreement whereby Stone Canyon Colorado acquired a 22.38% APO interest an oil and gas property known as the Wilson Creek Prospect, below as well as Revival's respective interest in certain other development leases located in the Province of Alberta. See "- Business of Stone Canyon Resources Inc." Under the terms of the agreement, the Company issued a total of 63,801 shares of common stock at a deemed value of US$0.53125 per share for total value of US$33,895 in full and final payment for the leases.

     In May 1999, the Company became involved in litigation with certain founding shareholders regarding the purchase by the Company from certain founders of oil and gas lease interests in wells located in Colorado and Wyoming. The Company later discovered that its interests in certain leases were lost due to a previously undisclosed arrangement made by the finder of the properties, who is also a founding shareholder and the operator of such leases.

See ITEM 3. LEGAL PROCEEDINGS below.

     Prior to the commencement of this litigation, the Company had discovered that the value of these properties was far less than what had been represented. The Company made numerous requests for certain documentation and confirmations to its founding shareholder, who also was the operator and original purchaser of the leases. Due to the lack of response, the Company concluded that it had not received value for its shares and therefore the shares were wrongfully and illegally obtained. The Company placed a stop-transfer order against all of the founders' shares in order to protect the interests of all shareholders. As a result, the operator and certain of the founding shareholders brought suit against the Company and one other founding shareholders. See ITEM 3. LEGAL PROCEEDINGS.

     On June 25, 1999, Carbon, which at the time was 75% owned by the Company, and Laxarco entered into an amendment to the Assignment of Technology Agreement, by which Carbon had obtained the proprietary rights to the SYNGEN Technology. The purpose of such Amendment was to clarify Carbon's obligation regarding the construction and completion of a pilot unit utilizing the SYNGEN Technology, the commercialization thereof and to confirm that neither party had committed any breaches of the original agreement. Such amendment specifically eliminated Carbon's obligation to raise $6 million U.S. within one (1) year of the closing of the original transaction. Instead, Carbon must complete construction of a pilot unit by November 1, 2000.

     On June 25, 1999, the Company also entered into a second share exchange agreement with Laxarco to acquire the remaining 25% of the shares of Carbon owned by Laxarco in exchange for the issuance of 3,000,000 shares of the Company's common stock (the "Second Laxarco Agreement"), thus making Carbon a
wholly-owned subsidiary of the Company.   The Company and Texas T also agreed
with Laxarco that Laxarco shall have an exclusive right for thirty (30) days to offer to purchase the CPJ Technology in the event the Company and Texas T decide to no longer develop the CPJ Technology.

     On June 25, 1999, the Company entered into an Amended and Restated Escrow Agreement whereby the 3,000,000 shares of the Company issued under the Second Laxarco Agreement were added to the Escrow Agreement (the "Amended Escrow Agreement"). The Amended Escrow Agreement calls for Laxarco to deliver an irrevocable power of attorney in favor of the Board of Directors of the Company to vote such 3,000,000 shares until such time as they are released from
escrow.   The Amended Escrow Agreement further sets forth the events upon which the 10,000,000 and the 3,000,000 shares of the Company will be released to Laxarco. The 10,000,000 shares will be released upon the earlier of the:
(i) prove-up of the SYNGEN Technology; and (ii) the receipt of an independent report attesting to the commercial viability of the CPJ Technology. The 3,000,000 shares will be released upon the latter of the two (2) events. The release of any of the shares is further conditioned upon the Company receiving perfection of title to both of the Technologies.

     On June 25, 1999, the Company incorporated SynGen Technologies Limited pursuant to the laws of the Republic of Cyprus and transferred its interest in the SYNGEN Technology from Carbon to SynGen Technologies Limited.

     On January 14, 2000, the Company and Stone Canyon Canada entered into a Financing and Security Agreement with Mr. James E. Nielson and Wood River Trust, whereby Stone Canyon Canada received a loan in the amount of $300,000 U.S., repayable from the proceeds received by Stone Canyon Canada under the grant program received by Stone Canyon Canada. As part of the terms thereof, the Company has granted each of the lenders the right to convert any part of their respective portion of the principal of the loan into restricted shares of its common stock at a deemed price of $0.50 U.S. per share. The lenders will have the rights to include such shares in the Company's next secondary offering made through the means of a registration statement filed with the SEC. Upon exercise of such conversion right, all interest accrued on the converted principal shall be automatically forgiven. Such right must be elected no later than ninety (90) days from the initial start-up of the Company's SYNGEN reactor under construction in the Province of Alberta. Upon exercise by any of such lenders of their right to convert, such lender shall also receive a warrant to
purchase the same number of shares at a price of $1.00 per share.   Such warrant
must be exercised by December 15, 2002.

     Pursuant to a second Financing and Security Agreement executed in January 2000, between, on the one hand, Stone Canyon Resources Ltd. and Synergy Technologies Corporation and, on the other hand, Caribbean Overseas Investment Ltd., under the same terms as disclosed in the immediately preceding paragraph, a further $50,000 US in loan proceeds was received.

     The Company's Business

     The Company's principal place of business is 335 - 25th Street, S.E., Calgary, Alberta, Canada, T2A 7H8.

     The Company, through its subsidiaries, also maintains offices in Houston, Texas, London, England and underwrites projects in Orleans, France. See ITEM
1. DESCRIPTION OF PROPERTIES.

     The Company conducts its operations through its wholly-owned subsidiaries, Stone Canyon Colorado and SynGen Technologies Limited and through its 50% owned subsidiary, Carbon. (See "-General Description and Development of Business".)

          a.  Business of Carbon Resources Limited

     Carbon Resources Limited has acquired the right to develop two (2) unique Proprietary technologies - the SYNGEN Technology and the CPJ Technology. See
ITEM 1 - DESCRIPTION OF BUSINESS - Other Requested Information - Patents. After the Company's acquisition of Carbon, it believed it was advantageous to transfer the SYNGEN Technology into a separate wholly-owned subsidiary, SynGen Technologies Limited. See Business of SynGen Technologies Limited below.

               1. The Heavy Oil (CPJ) Technology

     (a) Background of the Technology

     The CPJ Process was invented and developed by Pierre Jorgensen, a retired French process engineer who spent his career dealing with the fluid catalytic crackers, cokers, visbreakers, and bottom of the barrel refinery economics.
Once retired, he spent years at Orleans University to obtain a PhD. At his own expense, he funded the experimental work on this process, which was the basis of his doctoral thesis. The objective of Mr. Jorgensen's experimental work was to show that not only could his process upgrade heavy oil to a valuable light oil, but also to show that his process could replace the fluid catalytic cracker, coker, hydrocracker and visbreaker processes of a typical refinery.
As a practical process engineer, Mr. Jorgensen typically compares his process results with those observed in commercial practice on the same raw materials.
He has made test runs on atmospheric bottoms, vacuum tower bottoms, and waste lube oil for re-refining purposes. Mr. Jorgensen's pilot plant was in operation in Orleans during 1989-1990 and was reassembled in Orleans in 1999 for evaluation of potential client oils.

     As stated above, Mr. Jorgensen set out to show that his process was a suitable replacement for processing the bottom of the barrel. Accordingly, much of his comparison studies were to compare his process against conventional processing for various heavy feeds. The Company believes that the CPJ Process produces a greater volume of desirable middle distillate fractions than do the conventional processes. The CPJ Process converts most of the feed into products that can be recovered via atmospheric distillation alone or marketed as an upgraded crude oil.

                    2.  The Process

     The CPJ Process is a non-catalytic process and is completely thermal driven. Based upon an instantaneous thermal shock, the process breaks long hydrocarbon molecules on average into two equal parts (minimizing production of gases and coke). Heavy molecules are placed at an initial state below the conditions for natural thermal cracking and then activated by thermal mechanical energy transfer from a jet of steam, CO2, and/or nitrogen gas. This effect is quickly obtained in a jet nozzle shearing the feed molecules.

     This very high speed, prepared mixture then returns to thermodynamic steady state in a reactor soaker, giving stable end products, in a short time and at an adequate moderate pressure. The choice of operating temperature is also geared to avoid glassy deposits on the reactors from the metals content of the heavy crude feed. Extractor-separators working at near atmospheric pressure separate the products without the requirement for large and expensive vacuum technology. The convenient set of extractors, acting in a blending extracting mode, produce recycle streams and final products. The first extractor, which is hot, keeps the polyaromatic components, containing high metals and ash content, out of most of the products. The water extract contains substantial metals and sulfurous compounds.

General operating conditions of the CPJ process:

Non catalytic (insensitive to metals, nitrogen, sediments, etc )
Non vacuum
Thermal driven
Working at moderate pressure
Relatively safe technology and process (no oxygen required and all reactions are endothermic)
No costly hydrogen needed (high pressure, metallurgical constraints, and ammonia production are avoided)

Key Words Denoting Characteristics of the Technology

Conservative H/C ratio.
No Hydrogen rejection
No limitation on metals, sulfur, nitrogen, or water on feed.
Quick mechanical-energetic activation of reaction by:
Blending shearing nozzle transferring energy from steam (or gases such as CO2) to feed.
Feed preheated to just under natural thermal cracking conditions, avoiding coke deposits in the furnace.
Controlled breaking of heavy molecules into two equal parts (avoiding gas production) and, furthermore, negligible hydrogen is rejected.
Rapid stabilization of final products in a void pressurized reactor soaker (without catalyst or trays).
Little or no coke production. Only small production of friable soot deposits extracted, giving a soft powder, which is entrained in by-products (heavy gas oil or heavy fuels).
Mixer-decanter-extractor operating at near atmospheric pressure to separate final products and recycle streams.
No Vacuum operation required for separation of hydrocarbons.
Hot Extractor produces polyaromatic products with high metals content that results in the demetallization of the feed and avoids strong metals deposit on the reactor soaker wall from the recycle.
The decanted liquid water contains an extraction of metals, potential ash sediments, and sulfurous compounds.
Due to water, final primary products are produced in stable but easy to break oil-water emulsions.

          b. Business of SynGen Technologies Limited

     On June 25, 1999, the Company incorporated SynGen Technologies Limited, a Company incorporated pursuant to the laws of the Republic of Cyprus ("SynGen Technologies"), as a wholly owned subsidiary to allow for the transfer of all rights and interest in the SYNGEN Technology from Carbon.

     SynGen Technologies is a company committed to reducing greenhouse gases by converting them to valuable petroleum products. The conversion of remote gas reserves into valuable synthetic fuels such as jet fuel and diesel (synfuels) is considered to be the focus of the natural gas industry for the 21st century. SynGen Technologies holds the rights to a patented process (SYNGEN) for a low cost conversion of associated gases and high CO2 natural gas to synthesis gas that is especially well suited for conversion to synthetic fuels via the Fischer-Tropsch process. The patent for this technology was registered in France on January 13, 1997 and was accepted on October 20, 1997. The US and international patents were applied for on January 13, 1998 and granted on November 30, 1999. SynGen Technologies holds a further license to proprietary Fischer-Tropsch technology which includes a hydrocarbon chain limiting catalyst.

     SynGen Technologies possesses a truly innovative route to syngas for the Fischer-Tropsch process. Invented and perfected through several patents over the past 12 years, a new process to convert natural gas via high-energy plasma has been developed and patented. Dr. Albin Czernichowski, the inventor, assigned the patents for his SYNGEN process to Laxarco who assigned the patents to Carbon. Synergy Technologies acquired the shares of Carbon and transferred all Rights and interest in the technology to SynGen Technologies. The SYNGEN process offers substantial savings in capital costs ("CAPEX") and operating costs ("OPEX") over conventional syngas formation.

     The new process has been extensively tested at the laboratory level and is believed to produce a superior feedstock for the Fischer-Tropsch process. In addition, a variation of the SYNGEN process allows natural gases with CO2 levels up to 35% to be converted to synfuels economically. From a global warming context and in view of proposed governmental carbon taxes, this is believed to be a tremendous breakthrough.

               1.  The Gas-To-Liquids (SYNGEN) Technology

     SYNGEN offers to the oil and gas industry a patented process for the generation of syngas from natural gases. The essence of the technology is passing the gas at moderate temperature through a plasma arc generated by electricity. The arc excites the molecules providing the energy for the chemical reactions to go forward. The French patent has been issued and U.S. and international patents are currently under application. This unique process has been named SYNGEN. Reducing the cost of synthesis gas formation is the most important hurdle according to the DOE (Department of Energy) and other sources to commercialization of synfuels on a grand scale. The Company believes SYNGEN accomplishes just that. Highlights of the SYNGEN process are as follows:

Capital Costs (CAPEX)  for synthesis gas reduced by more than 40%
No exotic metallurgy required
No sophisticated furnace required
Natural gas up to 35% CO2 can be converted to acceptable synthesis gas Utility requirement imported from Fischer Tropsch, so little or no OPEX Patents applied for.

     SynGen Technologies has access to a proprietary Fischer-Tropsch process developed in Russia. Fischer-Tropsch processes have been used for over fifty years in Russia and considerable R & D efforts have been expended to improve catalysts. Typical Fischer-Tropsch processes produce wax from syngas in addition to the desired middle distillates. A catalyst to limit wax formation would result in improved yield and reduced Fischer-Tropsch CAPEX and OPEX, resulting in a more economically attractive process. The catalyst technology available through SynGen Technologies limits hydrocarbon chain length, preventing wax formation and producing hydrocarbons in the diesel jet fuel range. SynGen Technologies believes its licensed catalyst technology will be state of the art as compared to other available catalysts.

               2.  Standard System

     The initial commercial SYNGEN/FischerTropsch systems will be designed to process 100 million cubic feet (MMCFD) of gas per day into nominally 10,000 barrels of synfuel product. An increasingly important characteristic of all of the SYNGEN/Fischer-Tropsch systems products is the fact that they do not contain undesirable and/or harmful aromatics, nitrogen, or sulfur compounds. Legislation and regulatory requirements continue to add support for the broader use of synfuel products for these reasons. Versions of the standard system will continue to evolve and technology enhancements will continually be made to the basic system to fit both onshore and offshore locations.

               3.  The Market

     The world's known gas reserves are estimated to be approximately 4,500 trillion cubic feet, of which approximately half are situated in areas presently considered to be "remote", without markets and/or pipelines. SYNGEN/Fischer-Tropsch systems are ideal for gas producers having sizable reserves but no immediate markets or existing pipeline systems available to them.

     SynGen Technologies will face competition in the marketplace, however, it believes its system to be superior because of its CAPEX and OPEX advantage.
In addition, most of the potentially competitive systems under development are
not for license to public markets.    SynGen Technologies' Fischer-Tropsch
should be significantly less expensive than any system manufactured by major oil companies. Potential competitors may eventually elect to either utilize SynGen Technologies /Fischer-Tropsch Systems or license the SYNGEN technology as a more cost-effective method of achieving their objectives. The following companies are involved in the synfuel industry in some capacity.

                    (a)  Shell Oil Company

     Shell's gas-to-liquids process, which was originally developed as the Gulf/Badger system, was sold to Shell Oil by Chevron following its acquisition of Gulf Oil.

     Shell's first commercial plant, which is now called the Shell Synthetic Middle Distillate System, has now been operating for two years in Malaysia, at a reported cost of $1.2 billion. The high cost is partly due to the fact that Shell uses a fixed tube reactor, which was developed by Gulf in 1980. A second major cost factor is related to the extensive orientation to petrochemical products in this plant. Shell does not appear to offer its technology to third parties.

                    (b)  Exxon

     Little is known about Exxon's work to date except that its catalysts are also cobalt based, but in conjunction with titanium rather than alumina. Exxon has reportedly spent over $150 million in development. It is understood that Exxon will only use its system for company owned and/or operated projects. The Exxon system is not expected to be cost competitive with the SynGen Technologies' commercially engineered Fischer/Tropsch System.

                    (c)  Statoil of Norway

     Based upon third party information, it is believed that Statoil lacks satisfactory catalyst technology and at the present time is not pursuing commercialization.

                    (d) Sasol

     Sasol of South Africa has been converting South African coal reserves into synthetic fuels for years. Sasol currently has a gas-to-oil system in operation. However, it continues to use iron catalysts that produce CO2 and entails recycling resulting in reduced selectivity and productivity.
There are indications that Sasol is considering licensing their technology to others but only in cases where they have an equity interest in the project. It is the Company's understanding and belief that Sasol has recently entered into a technology licensing agreement with Chevron.

                    (e)  Syntroleum

     Syntroleum is a public company located in Tulsa, Oklahoma, which offers gas-to-liquids technology. Syntroleum, together with Brown & Root, announced their first "commercial" enterprise on December 11, 1997. The venture is expected to produce some 2,500 barrels per day of product. The Syntroleum process is not believed to be as efficient or cost effective, as compared to the SYNGEN technology.

                    (f)  Syncrude Technology, Inc.

     Syncrude Technology Inc. is a Texas corporation operating out of Pittsburgh, Pennsylvania. They claim a revolutionary Slurry Bubble Column Reactor but to date only bench scale data is available to support their claims.

               3.  An Alternative to LNG

     Gas-to-Liquids systems are a serious competitor to the Liquefied Natural Gas industry, particularly when producers sell FOB to end users with no added value through conversion of the producer's gas. Prospective LNG projects throughout the world are natural targets for the SYNGEN/Fischer-Tropsch systems and thereby constitute an important primary marketing thrust. The capital costs of a gas-to-liquids system are approximately one third of comparable LNG facility costs, and margins on an MCF basis are at least treble for synfuel products, depending upon country of origin and related transportation costs.

     A SYNGEN/Fischer-Tropsch System precludes the need to utilize specialized Transport vessels, which handle 6 BCF of gas equivalent and cost $275 million per ship. In addition to liquefaction and transportation costs, LNG must be re-gasified and converted into usable products through capital intensive plants at the destination. Conversely, synfuel products are either used locally or are shipped less expensively and are immediately ready for market.

               4.  The Environment

     In many countries of the world, associated gas from crude oil production is vented or flared due to the lack of an economic sales opportunity creating environmental concerns. These emissions contribute substantially to the global warming effect, as unburned hydrocarbons and CO2(considered greenhouse gases) are released into the atmosphere, and efforts are being pursued on a global basis to reduce these emissions.

               5.  Products and Applications

     An increasingly important characteristic of all SYNGEN/Fischer-Tropsch System products is the fact that synfuel products are environmentally attractive in that they do not contain undesirable and/or harmful aromatics, nitrogen, or sulfur compounds. Legislation and regulatory requirements continue to add support for the broader use of synfuel products. The advantages of synfuels are as follows:

No aromatic content
Smokeless jet fuel and diesel
No sulfur in products
Cetane number 70 or above (diesel)
Premium blending stocks
Smaller gas reserves required
No dedicated customers required

     Refinery diesel is rated at a cetane number of 45. Diesel produced by the SYNGEN/ Fischer-Tropsch System will be very high grade diesel rated at a cetane number of 70+. This superior diesel fuel should command a premium price over regular diesel.

     SYNGEN/Fischer-Tropsch System diesel will be used to blend and enhance low quality or normal diesel fuels. Diesel is used extensively in the trucking and transportation industries, including the railroad industry. SYNGEN/Fischer-Tropsch Systems products can also be reformulated relatively inexpensively into Jet A fuel for aircraft.

     As a refined product, naphtha commands a price related to, but in excess, of crude oil. SYNGEN/Fischer-Tropsch System naphtha lends itself to numerous applications in the chemical industry, notably as a premier ethylene feedstock, and can also be transformed into a variety of related fuel forms.

     Although remote gas, which typically has no existing pipeline infrastructure, may in most cases be the most attractive source of gas for the SYNGEN/FischerTropsch process, other potential sources include:

          Refinery hydrocarbon waste gases which are excess to refinery fuel needs
          Alaskan natural gas, which after conversion to synfuel could be transported to the US West Coast refineries via the existing pipeline
          Associated gas being flared during crude oil production including offshore Platforms
          Coal gas
          US natural gas converted specifically to target the most stringent clean fuels specifications
          US natural gas considered too high in impurities for economic pipeline use.

               6.  Technology Development

     The terms of the First Laxarco Agreement committed the Company to fund the phase one and phase two development of the gas-to-liquids Technology of which Carbon held a 100% interest, subject to the payment of 25% of the revenues attributable to the licensing of gas-to-liquids Technology to Laxarco. The Company was required to fund a total of $6,000,000 over the entire project.

                    (a)  Phase One Development

     Phase One development of the SYNGEN technology has been on-going in Orleans, France. On September 30, 1998, the Company executed a letter agreement with Stone Canyon Canada whereby Stone Canyon Canada has agreed to construct a 4 barrel ("bbl") per day demonstration facility in Alberta, Canada to showcase the SYNGEN process in return for the Canadian marketing and licensing rights to the process. The Company and Stone Canyon Canada contracted the services of Bower Damberger Rolseth Engineering Ltd., an Alberta corporation, in early 1999 to prepare the mechanical design for the 4bbl/day facility and prepare a capital cost estimate. In late 1999, the Company contracted with Nordic Engineering to complete the engineering of the 4 barrel per day facility, including certain design modifications. In January of 2000, Beau Canada Exploration Ltd., an Alberta corporation, agreed to provide the Company with a site location where the 4 barrel demonstration unit could be installed into existing infrastructure. In consideration for this Beau Canada Exploration was granted 100,000 stock options for exercise at $2.25 per share.

	Total capital costs, inclusive of the value assigned to the Beau Canada infrastructure is expected to be $3.5 million CDN.

     As of June 20, 1999, Stone Canyon Canada advised the Company that it had received from a Canadian governmental organization, a $700,000 CDN approximately $483,000 U.S.) award to be used towards the funding of the 4 bbl per day demonstration plant. The award came from the Industry Energy Research and Development Program of Natural Resources Canada, a Canadian Government's premier organization devoted to the development of clean, energy-saving technologies. The award comprises 25% of allowable costs of the demonstration plant and will be repayable by Stone Canyon Canada at a low interest rate upon commercialization of the SYNGEN process.

  The facility has been designed to include a SYNGEN reactor to produce sufficient synthesis gas from natural gas for feedstock for a 4 bbl per day capacity Fischer-Tropsch Unit. Test runs will be conducted for a minimum 90 day period to determine optimum operating parameters for the overall process. The Fischer-Tropsch process is a proven process, however, SynGen Technologies will be using a proven hydrocarbon chain limiting catalyst supplied under license from the Novocherkassk Plant of Synthetic Products near Rostov, Russia. SynGen Technologies is of the opinion that operation of its SYNGEN/Fischer Tropsch demonstration plant will allow for its technical personnel to gather data and modify the process resulting in greater improved efficiencies and/or operating parameters for the SYNGEN process. SYNGEN expects a further 30 days from the end of the test period will be required to compile test data and prepare a report presenting results. Stone Canyon Canada has advised the demonstration plant should be ready to commence testing in mid-2000. In addition, various other applications for the SYNGEN reactor, including hydrogen generation for fuel cells, will be tested.

                 (b) Phase Two Development

  Second stage development will include the design, engineering and construction of a 500 bbl per day SYNGEN reactor. Current budgets estimate the total cost of this project to be approximately $500,000 US. The Company intends to test the 500 bbl per day reactor in conjunction with a partner at an overseas location as feed gas in North America is presently too costly. The Company, through its affiliation with Stone Canyon Canada, will attempt to obtain government assistance in Canada and Alberta to offset high costs of feed gas should the reactor be developed in North America.

       c.  Business of Stone Canyon Resources Inc.

  Stone Canyon Colorado, the Company's wholly-owned subsidiary was incorporated in Colorado on November 7, 1996, with the objective of acquiring and developing oil and gas properties. On November 24, 1997 Stone Canyon Colorado became a wholly-owned subsidiary of Automated Transfer Systems Corporation. Stone Canyon Colorado holds varying interests in certain oil and gas leases in Colorado and Wyoming and in the Province of Alberta, Canada. Exploration has already begun on some properties with limited success.

            1.  Oil and Gas Properties

                 (a)  Hell's Canyon Lease

  In 1997,Stone Canyon Colorado acquired a 5% interest in 720 acres in Wyoming known as the Hell's Canyon Lease. The Hell's Canyon lease is in northeastern Wyoming. The acreage is located in Sections 16 and 9, Township 52 North, Range 70 W6M, in Campbell County, Wyoming. The lease area purchased encompasses 1 and 1/8 Sections in total and has the spacing to provide three to five well sites.

  In November, 1997 Stone Canyon Colorado participated in the drilling of the first exploratory well on the Hell's Canyon Lease. Based on geological information on the prospect provided by the operator, Bataa, Oil, Inc., on additional information the Operator determined the optimal well site location to be in the NENW of Section 16. Geological reports prepared for the Operator indicated that should the first test well encounter in excess of 50 feet of Minnelusa sandstone then the resulting field could accommodate four to five productive wells.

  The Hell's Canyon State 21-16 test well was drilled to a total depth of 8,120 feet in mid November, 1997, was declared to be a dry hole and was subsequently abandoned. Drilling and abandonment costs in respect to Stone Canyon Colorado's interest totaled $16,937 US.

   During the fiscal year ended December 31,1999 Stone Canyon Colorado continued to remit lease rental payments for the Hell's Canyon leases to keep its 5% interest current. Bataa Oil Inc., the former operator of the lease, elected to allow their interest to expire and operatorship was subsequently assumed by Azalea Oil Company LLC. Concurrently, Stone Canyon Colorado was offered the right to acquire a pro-rata interest in the leasehold formerly held by Bataa Oil Inc. Stone Canyon Colorado elected to acquire an additional 6.90% interest in the leases in December 1999 to bring their total interest in the
Hell's Canyon prospect to 11.90%.   At present there is no development planned
on this lease.

                 (b)  Rose Creek Lease

  Stone Canyon Colorado acquired a 15% interest in the Rose Creek Leases, which are located 16 miles west of Meeteetse, Wyoming and 25 miles south of Cody, Wyoming, encompassing all or part of 9 Sections in Townships 48 and 49 North, Range 103, W6M for a total of 2,808 acres. The Company participated in the drilling of the first test well on this lease in April 1997. The operator, Bataa Oil, Inc., situated the well site for the State 32-3 well on what was believed to be the highest point of the northeast-southwest of the Phosphoria and Tensleep formations at an optimal position of approximately 4,500 ft.

  The first test well was drilled to a total depth of 5,503 feet and was logged. Attempts to complete encountered substantial water in the Tensleep zone and a squeeze job was unsuccessful. Further attempts to complete the Upper and Lower Phosphoria formations again encountered substantial water and were unsuccessful. The Operator recommended a polymer shut off treatment that was rejected by the joint venture partners and the well was declared to be a dry hole in July
1997 and was subsequently abandoned.

  Total funds expended on the drilling, completion and abandonment of the State 23-3 well totaled $82,500.00 US.

  During fiscal 1999 Stone Canyon Colorado continued to remit lease rental payments for the Rose Creek leases to keep their 15% interest current. Bataa Oil Inc., the former operator of the Rose Creek leases, elected to allow its own interests to expire and operatorship was subsequently assumed by Azalea Oil Company LLC. Concurrently, Stone Canyon Colorado was offered the right to acquire a pro-rata interest in the leaseholds formerly held by Bataa Oil Inc. Stone Canyon Colorado elected to acquire an additional 5% interest in the leases by way of a Stipulation of Interest agreement in June 1999 to bring their total interest in the Rose Creek prospect to 20%.

  In December 1999, Stone Canyon Colorado was advised by Azalea Oil Company LLC Of their intent to purchase, re-process and interpret General American Geophysical lines with a view to further development of the leases. Stone Canyon Colorado elected to participate in this geophysical analysis at a total cost of $1,340. Results of the analysis are pending as of the date of this report.

                 (c)  Meadow Deep and D Sand Leases

  In August 1996, Stone Canyon Colorado reached an agreement with several parties to purchase a cumulative 50% interest in the Meadow Deep and D Sand Development Leases located in the States of Wyoming and Colorado, which encompass a total combined area of 5,162.5 acres. Under the agreements, Stone Canyon Colorado was responsible to pay 100% of the drilling costs of the first test well drilled in the Meadow Deep leases to earn its 50% after payout interest. The D Sand Leases were to be drilled on the basis of each respective party's working interest percentage.

  Stone Canyon Colorado acquired a 100% before payout working interest in the Meadow Deep Prospect, subject to a 7.00% Ad Valorem and Severance Tax, freehold royalty of 12.5% and gross overriding royalty of 5.0%.

  On July 1, 1999, the Meadow Deep leases reverted back to the original lease holders undeveloped. Accordingly all costs associated with the acquisition of
the leases were expensed in fiscal year ended December 31, 1999.   The
acquisition of these leases and their subsequent reversion to the original lease holders is currently a matter under dispute with certain founding shareholders of Stone Canyon Colorado which has become part of a legal action commenced in May 1999 in Denver County, Colorado.

  The D-Sand leases expired undeveloped on the following dates: August 6, 1999; August 13, 1999; August 14, 1999 and September 8, 1999 respectively.

  Accordingly all costs associated with the acquisition of the leases were expensed in fiscal year ended December 31, 1999. See ITEM 3 "LEGAL PROCEEDINGS".

                 (d)  Wilson Creek Prospect

  Stone Canyon Colorado executed a farm-out agreement effective March, 1998 to earn an interest in certain lands in the Wilson Creek Area, Alberta, Canada. The land subject to the above farmout agreement encompasses 640 acres.

  Under the terms of the agreement Stone Canyon Colorado was required to pay 100% of the drilling and completion costs attributable to a 33.57% interest in the first test well drilled on the land to earn their working interest. Stone Canyon Colorado committed to drill a test well to a total depth of 2,250 metres to earn a 33.57% interest in the well before pay out. The first test well was drilled in March of 1998. Completion attempts produced flow rates below those anticipated by the Operator.

  Stone Canyon Colorado and the Company executed an agreement with Revial Resources Ltd. effective March 22, 1999, to acquire Revival's 22.38% after-payout interest in the Wilson Creek Prospect as well as its respective interests in certain other development leases located in the Province of Alberta. Under the terms of the agreement, the Company issued a total of 63,801 shares of common stock at a deemed value of $0.53125 per share for total value of $33,895 in full and final payment for the leases.

  On March 1, 2000 Stone Canyon Colorado received notice from the operator of the Wilson Creek leases of its intent to abandon the 14-34 well which had been completed in September 1998.

  Stone Canyon Colorado concurred with this decision and has been advised that the total contingent liability with respect to the abandonment of the well in respect of their 33.57% interest is $16,965.US. Stone Canyon Colorado anticipates abandonment activity will be completed in second quarter of fiscal year 2000.

  Other Requested Information

  (1)-(2) Distribution methods; Statutes of publicly announced products- None. The Company is currently in the development phase of its technologies products.

  (3) Competitive Conditions. The oil and gas industry is highly competitive. The Company faces competition from large numbers of oil and gas companies, public and private drilling programs and major oil companies engaged in the acquisition, exploration, development and production of hydrocarbons in all areas in which it may attempt to operate in the future. Many of the programs and companies so engaged possess greater financial and personnel resources than the Company and therefore have greater leverage to use in developing technologies, establishing plants and markets, acquiring prospects, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The markets for crude oil and natural gas production have increased substantially in recent years. Oil prices have stabilized generally, but the world market for crude oil should be considered unstable due to uncertainty in the Middle East. There is considerable uncertainty as to future production levels of major oil producing countries. Significant increases in production could create additional downward pressure on the price of oil. A precipitous drop in oil & natural gas prices in the future market occurred in January 1998, but the Company does not expect to be adversely affected further.

  (4) Sources of raw materials and names of technologies - None. The Company is currently in the development phase of its technologies and products. The Company has executed a license agreement with the Novocherkassk Plant of Synthetic Products in Rostov, Russia, to utilize its proprietary catalyst. The Company will purchase the catalyst as required.

  (5) Dependence on a Single Customer or a Few Customers - None. The Company has no customers at this time.

  (6) Patents - The Company, through its subsidiaries, has the following patents and patent applications on file in regards to the Technologies (all of which have been assigned to one of its subsidiaries):

       1. French Patent Application No. 97-10989: A CZERNICHOWSKI, P. CZERNICHOWSKI "Assistance Electrique D'Oxydation Partelle d'Hydrocarbures Legers Par L'Oxygene". Filing Date 01.09.97 This patent was issued on October
29, 1999.

       2. French Patent Application No. 97-00364: A CZERNICHOWSKI, P. CZERNICHOWSKI, "Conversion D'Hydrocarbures Assistee par Les Arcs Electrirques Gissants En Presence De La Vapeur D'Eau Et/ou De Gaz Carbonique". Filing Date:
13.01.97.  This patent will be issued effective May 5, 2000.

       3.  USA and PCT Patent Applications Nos. US5371-00100 and PCT/US98/00393:
A CZERNICHOWSKI, P. CZERNICHOWSKI, "Conversion of hydrocarbons assisted by Gliding electric arcs in the presence of water vapor and/or carbon dioxide". Filing date: 12.01.98. This patent was issued on November 30, 1999.

       4.  USA and PCT Patent Applications Nos US5407-00500 and PCT/US98M8027:
A CZERNICHOWSKI, P. CZERNICHOWSKI, "Electrically assisted partial oxidation of light hydrocarbons by oxygen". Filing Date: 23.08.98. This patent was issued on December 28, 1999.

5. French Patent Application No. 981283: P JORGENSEN, "Conversion
Profonde jumelant la demetallisation et la conversion de bruts, residus ou huiles lourdes en liquides legers, a l'aide de composes oxygens purs ou impurs (H20, CO2, CO accompangnes de H2, N2 SH2 etc)". Filing date 16.10.98

  (7)-(8) Need for Governmental Approval; Government Regulations - The Company at this time is unaware of any governmental laws, rules or regulations that are applicable to its operations or those of its subsidiaries. The Company is aware that in order to commence construction and operation of demonstration plants for the technologies in the Province of Alberta, Canada, certain approvals from the Alberta Energy Utility Board and other Alberta regulatory bodies will be necessary. The Company expects that should it determine to construct the plants in any jurisdiction that there will be governmental laws, rules or regulations with which the Company must comply.

  (9) Company Sponsored Research and Development

(a) Since the acquisition of the SYNGEN Technology in May 1998, the Company Has expended $478,859 to the quarter ended March 31, 1999 in the development thereof in consulting fees and expenses directly related to the "prove-up" of the SYNGEN Technology.

(b) Since its acquisition in January 1999, the Company has expended $100,121 to the quarter ended March 31, 1999 in the further research and development of the CPJ Technology.

ITEM 2. DESCRIPTIONS OF PROPERTIES

  Principal Plants and Other Property

       (i) The Company's property holdings are as follows:

            (1) 335 - 25th Street, S.E.
                Calgary, Canada T2A 7H8

            The Company subleases this property from Capital Reserve Canada Limited at the rate of $12,500 per month. See ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS". The Company subleases 4,345 square feet of office space and 3,950 square feet of laboratory space. These facilities serve as headquarters and laboratory space for its research and development activities on its technologies.

            (2)  14 Rue Jean Moulin
                 Orleans, France

            The Company rents this property for $1,038 US per month. This property includes 2,000 square feet and the Company uses these facilities for its research laboratories where it tests and develops its CPJ and SYNGEN Technologies. Subsequent to December 31, 1999, the Company, due to the lab space leased at the Calgary facilities, decided to shut down the laboratories at the Orleans facility and move to its Canadian facility. This transfer will be completed by April 2000.

            (3)  5215 Spanish Oak
                 Houston, Texas 77066

            This space is made available to the Company in connection with its consulting agreements with Glidarc Technologies.

            (4)  8 Bellevue Road
                 London, England  SW177EG

            This space is made available to the Company in connection with its consulting agreements with Dow's Port Technical Services.

  Oil and Gas Producing Activities

            See ITEM 1. DESCRIPTION OF BUSINESS -  The Company's Business
- Business of Stone Canyon Resources Inc. - Oil and Gas Properties.

ITEM 3.  LEGAL PROCEEDINGS

  Bataa Oil, Inc.

  In October 1999, the Company, through its wholly-owned subsidiary, Stone Canyon Colorado, purchased interests in the leasehold properties described above in ITEM 2. DESCRIPTION OF BUSINESS - The Company's Business- Stone Canyon Resources Inc. Through December 31, 1997, the Company paid $458,080 for acquisition costs and development costs associated with such interests. Such amount was paid to Bataa Oil, Inc., by the founding shareholders of the Company, and the Company paid such amount to the founding shareholders. Bataa Oil, Inc. served as operator of each lease. The Company also issued 411,842 shares of its common stock to Bataa and Bataa's designees as part of the consideration for such properties.

  The Company contends that Bataa represented to the Company, its subsidiaries and/or its affiliates that the price for these properties was set as the price paid by Bataa for the same. The Company has since learned that Bataa's cost for these properties were far less than the amount charged by Bataa. The Company has questioned the form of legal title taken for the properties as well as adequate documentation and disclosure of all underlying obligations, liabilities and arrangements relating to the properties, between Bataa Oil, Inc. and the vendor, G & H Production. The Company has also learned that some of these leases have been forfeited due to a failure to meet a drilling obligation imposed by G & H Production. The Company was not apprised of such obligations of prior to acquisition of its interest in the leases. The Company has been advised by legal counsel that the issuance of the shares to Bataa Oil and its designees was without the kind, amount or form of consideration as authorized by the Board of Directors and could therefore be deemed to be an invalid issuance. In order to protect the interests of all shareholders, the Company has therefore placed a "stop transfer" with the transfer company against such 411,842 shares of its common stock issued to Bataa Oil and its desginees, as well as the shares of all founders of the Company.

  As a result of this dispute, in May 1999, Bataa Oil, and certain others, filed a complaint in the District Court, County of Denver, in the State of Colorado (Case No. 99CV3482) against the Company, its wholly-owned subsidiary, Stone Canyon Colorado and a significant shareholder, Stone Canyon Canada, which was previously the Company's sole controlling shareholder. The original complaint asserted only one claim (breach of fiduciary duty and mandatory injunction) against the Company to compel it to remove restrictive legends from the plaintiffs' shares of the Company's common stock. The plaintiffs have amended their complaint twice, and as a result, have named additional defendants to this lawsuit, including members of the Company's Board of Directors, the Company's transfer agent (Halladay Stock Transfer Inc.) and other individuals. The plaintiffs' second complaint also includes causes of action against Synergy for conversion, civil conspiracy and unjust enrichment. The Company's Answer and Counterclaims denied all material allegations, asserted numerous affirmative defenses and asserted counterclaims against Plaintiffs Batta Oil, David Calvin and/or Richard and Anita Knight for an accounting, fraud, intentional misrepresentation, breach of fiduciary duty, damages and punitive damages.

  The Company disputes the allegations made by the plaintifs, claims they are untrue and is vigorously defending this lawsuit.

  Boulder County Litigation

  On January 27, 2000, the Company and Texas T Resources, Inc., a Canadian corporation, filled an action in Boulder County District Court, Colorado, (Case No. 2000 CV 131) against Bataa Oil, its owner Mr. David Calvin and other individuals, asserting claims for defamation (Libel or Slander Per Se and Libel or Slander Per Quod), civil conspiracy, international interference with prospective business or economic advantage, injunction and punitive damages. With regards to the Company, these claims are based on events that occurred primarily in December 1999, in which the named Defendants, acting on their own behalf or on behalf or Bataa Oil, Inc., made several false and defamatory statements concerning the Company and/or individuals identified by them as "principals" of Synergy to market analysts, government agencies, elected officials and private entities such as the NASD. The purpose of these statements were in general to interfere with and damage the business of the Company and in particular to convince at least one market analyst to reverse his "buy" recommendation to a "sell" recommendation on Synergy stock.

  The Company sought and received a Temporary Restraining Order against Defendant David J. Calvin and Defendant Bataa oil, Inc., as well as, by applicable rule, anyone acting on behalf of Bataa Oil, Inc. to stop any further publication of such false and defamatory statements. By stipulation between the parties and subsequent Order of the Court, that Temporary Restraining Order became a Preliminary Injunction which will remain in effect until the trial in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of securityholders.

                             PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON COMPANYS COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is currently traded on the "OTC/BB" market.
The following table sets forth high and low bid prices of the Company's common stock for 1999 and 1998.

                                High           Low
  1999
  Fourth Quarter              $0.8125         $0.37
  Third Quarter               $1.03           $0.4375
  Second Quarter              $2.93           $0.59
  First Quarter               $0.875          $0.437

  1998
  Fourth Quarter              $0.875          $0.375
  Third Quarter               $2.125          $0.718
  Second Quarter              $1.938          $0.500
  First Quarter               $1.437          $0.400


  Such over the counter market quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

  Stockholders

  As of March 2, 2000, the Company had 1,559 shareholders of record of its common stock reflected onits March 2, 2000 shareholders list.

  Dividends

  No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

  On April 15, 1998, the Company commenced a private placement of its Units pursuant to Regulation S, promulgated by the SEC under the 1933 Act ("Reg. S"). Each Unit consisted of one(1) share of common stock and one (1) warrant excercisable any time prior to April 15, 2000. The Company completed this offering on September 30, 1998 with proceeds of $175,000 on the sale of 350,000 units at $0.50 US per Unit. No commission fees or other selling expenses were paid.

  On November 30, 1998, the Company commenced a private placement of its common Stock under Rule 504 of Regulation D, promulgated by the Securities Exchange Commission (the "SEC") under the Securities Act of 1933 (the "1933 Act"), at $0.50 per Unit. Each Unit consisted of one (1) share of common stock and one
(1) stock warrant. The Units were priced at $0.50 US per Unit. The Company completed this offering on April 6, 1999, with proceeds of $750,000 for 1.5 million Units. No commission fees or other selling expenses were paid.

  In December 1999, the Company sold 53,000 units in an offering conducted pursuant to Regulation S. Each unit consisted of one share of common stock and a warrant to purchase another share of common stock for $1.00 per share. The Company received proceeds of $26,500 from this offering. In January 2000, the Company sold an additional 10,000 units from this offering receiving $5,000.00 in proceeds. No commission fees or other selling expenses were paid.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

  The Company's business is the development of technologies related to the oil and gas industry. During the year ended 1999, the Company conducted financings and concluded joint development agreements which allowed for the continuing development of its technologies. Capital from equity issues or borrowings or partnering with industry partners to fund the on-going technology development is required to fund future operations. Therefore the financial statements included in this report for the fiscal years ended December 31, 1999 and 1998 are not necessarily indicative of the Company's future operations.

  Plan of Operation

  The Company, as of December 31, 1999, had limited cash resources. It intends and needs to raise additional funds to meet its cash requirements during the next twelve (12) months. The Company intends to raise such funds from the sale of equity securities through private placements.

  The Company has advanced funds during the last fiscal year to its subsidiaries, Carbon Resources, Ltd., Lanisco Holdings, Ltd., and Syngen Technologies Limited to fund research and development on the SYNGEN Technology and the CPJ Technology. The amounts advanced were for (a) the design, development and marketing of a 4 barrel per day demonstration facility in the Province of Alberta utilizing the SYNGEN Technology; and (b) the design and development of a 4 Barrel per day demonstration unit utilizing the CPJ Technology. See ITEM 1. DESCRIPTION OF BUSINESS.

  The Company expects its 4 barrel per day SYNGEN Technology pilot plant will be built and operating in May or June, 2000. The Company is currently installing its " barrel per day CPJ Technology demonstration unit in its laboratory in Calgary. It expects to commence testing heavy oil samples in this demonstration unit during April 2000.

  The Company and its partners expect to expend $1.9 million on the construction of the 4 barrel per day pilot plant in fiscal year 2000 and $138,000 on the CPJ Technology demonstration unit during the same period.

  The Company does not expect any significant changes to its number of employees. However, the total number of people employed by the Company's subsidiaries could increase as the above-described pilot plant and demonstration unit are completed and become operable.

  The Company also intends to begin the engineering and construction of a 100 barrel per day heavy oil pilot plant during fiscal year 2000. The total cost of such is approximated at $2 million to $3.1 million. The Company currently expects that it will need to find a joint venture partner that would fund such costs in order to build this pilot plant.

LIQUIDITY

  Cash flows from continued operations during 1999 and 1998 reflect new cash used of $(294,703) and $(664,537) respectively while cash flows provided by investing activities for the same periods were $(327,053) and $500,138, and cash flows provided by financing activities were $614,000 and $175,000, respectively.

  At December 31, 1999 and 1998 the Company had working capital of $(325,009) and $(167,495), respectively. If the Company should generate an operating loss for 2000 comparable to the loss incurred for 1999, its working capital could be negatively impacted. However, the Company anticipates that its ongoing financings in conjunction with ongoing development which will bring potential funding partnerships will generate sufficient revenues to meet operating expenses. If the Company's operating expenses for fiscal year 2000 are significantly greater than that of fiscal year 1999, and the Company is unable to complete further financing or to find joint venture partners for its technologies then the Company will not have sufficient funds to meet its cash and operating expense requirements.

  During the third quarter of fiscal 1998, the Company completed a private placement of units of the Company's common stock pursuant to Regulation S. A total of 350,000 units were sold at a price of $0.50 per unit, each unit consisting of one share of common stock and one warrant exercisable any time
prior to April 15, 2000 at $1.00 per share. The Company raised   gross proceeds
of $175,000.00.  No commission fees or other selling expenses were paid.

  During the second quarter of fiscal 1999, the Company completed a private placement of units of the Company's common stock pursuant to Rule 504 of Regulation D at $0.50 per unit. Each unit consisted of one share of common stock and one stock warrant exercisable at a price of $1.00 per share any time good for three years from the date of issue (check this). The Company raised gross proceeds of $750,000.00 for 1,500,000 units. No commission or other selling expenses were paid. Subsequent to the placement a total of 40,000 warrants were exercised at $1.00 per share for a total of $40,000.00.

ASSETS

  As at December 31, 1999 the Company had total assets of $ 483,098 compared to total assets of $695,941 at December 31, 1998. This represents a decrease of $212,843 which is attributable to the Company's write of the Company's petroleum interests for the fiscal year. The Company has funded its subsidiaries by way of loans in the amount of $ 455,550. The remaining assets are cash $3,082, other receivables of $19,247, prepaid expenses of $3,374, and office equipment of $1,845.

RESULTS OF OPERATIONS

  As of the date of this filing the Company has limited sources of income. During 1999, the Company relied for the most part upon the sale of stock to pay its expenses, except for income derived in the amount of $200,000 from an option on part of its heavy oil technology. Management expects to get some income from fees from clients for testing of their heavy oil samples, however the fees will be minimal as compared to the funds required for the ongoing development of the Company's technologies. The Company must be able to raise funds either by borrowing, equity financings or agreements for licensing or the joint venture of the technologies currently under development by the Company.

  The Company's net operating loss for 1999 increased by 28% due to increases in Drilling operations, general and administrative, and professional fees. The Company's loss from continuing operations in 1999 was $1,008,036, compared to a loss of $790,204 in 1998.

  The Company's operating expenses were comprised primarily of oil and gas drilling costs and the write off of oil and gas assets $551,191, advertising and marketing $28,613, investor relations $83,590, and professional fees of $307,496, administrative fees of $48,000, management fees of $78,000, corporate development fees of $90,000 consulting fees of and office expenses of $21,146. The Company's working capital could be negatively impacted in fiscal year 2000 By operating expenses and the Company may not be able to continue operations unless it can raise further funding.

  The Independent Auditors' Report states that substantial doubt has been raised
about the Company's ability to continue as a going concern.   The Company's
present business does not generate sufficient revenues to cover its operating expenses. The Company may not be able to continue unless it can raise additional funds or source industry partners.

  Synergy Technologies has advanced funds totaling $355,550 for the development of two proprietary and patented technologies to three related corporations which will become subsidiaries of Synergy upon fulfillment of the terms of certain share exchange agreements. See Item 1, Description of Business - General Description and Development of Business. In addition, these related Corporations have been advanced additional funds totaling $190,582 from Texas T Petroleum Ltd., joint venture partner in the CPJ technology and $436,265 has been charged to Stone Canyon Resources Ltd. for reimbursements of SYNGEN development costs to December 31, 1999 under the terms of a joint development agreement.

ITEM 7.   FINANCIAL STATEMENTS

  The following documents are filed as a part of this report:

  Financial Statements: (See Financial Exhibits Index below and Financial Exhibits furnished as Pages F-1 through F-14 at the end of this report).

(INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES)
                                                                  Page

  Report of Independent Public Accountants                         F-3

  Financial Statements:

  Consolidated Balance Sheet -  Dec. 31, 1999                      F-4

  Consolidated Statements of Operations - For the Years Ended
    December 31, 1999 and 1998 and for the Period from November 7,
    1996 (Date of Inception) to December 31, 1999                   F-5

  Consolidated Statement of Changes in Stockholders' Equity (Deficit)
    For the Cumulative Period from November 6, 1996 (Date of Inception)
    Through December 31, 1999                                       F-6

  Consolidated Statement of Cash Flows                              F-7

  Notes to Consolidated Financial Statements                        F-8-16

ITEM 8.  CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

(a) As of February 28, 2000, the Company dismissed as the principal accountant previously engaged to audit the Company's financial statements, Sarna & Co. Sarna & Co. was engaged to audit the Company's fiscal year ended December 31, 1998 and the subsequent period ended March 31, 1999.

  Sarna & Co.'s report on the Company's financial statements for the fiscal year ended December 31, 1998, did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

  The decision to change accountants was approved by the Company's Board of Directors. During the Company's two (2) most recent fiscal years (of which Sarna & Co. audited only the 1998 fiscal year) and during all subsequent interim periods preceeding Sarna & Co.'s dismissal, there were no disagreements between the Company and the former accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

  There were no reportable events (as such term is defined by paragraph
(a)(1)(v) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission ("Regulation S-K") that occurred within the Company's two most recent fiscal years nor any subsequent interim period preceding the dismissal of Sarna & Co.

  The Company provided Sarna & Co. with a copy of the disclosures made in its Current Report Form 8-K dated February 28, 2000, prior to the filing of the same. The Company has requested Sarna & Co. to furnish it with a letter addressed to the SEC stating whether it agrees with the statements made in this Form 8-K and, if not, stating the respects in which it does not agree. The Company has received the aforementioned letter from Sarna & Co.

  As of February 28, 2000, the Company engaged the accounting firm of Hansen, Barnett & Maxwell, a professional corporation, as its principal accounting firm to audit its financial statements. The Company has not consulted with Hansen, Barnett & Maxwell regarding either the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Company's financial statements; nor any disagreement or other reportable event (as such are defined in paragraphs (a)(1)(iv)-(v) under Item 304 of Regulation S-K) as no such disagreement or reportable event occurred as disclosed above.

                             PART III

ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Directors and Officers of the Company and its Subsidiaries

           a.  Management of the Company

  The following table furnishes the information concerning the directors of the Company as of DATE The directors of the Company are elected every year and serve until their successors are elected and qualify.

     Name       		Age	Title				    	Term of Service

Cameron Haworth		39	President, Director	    	12/97 to Present
James Shone			25	Director			    	12/97 to Present
Jacqueline Danforth	27	Secretary/Treasurer, Director	12/97 to Present
John Gradek				Director				09/99 to Present

Mr. Cameron Haworth, B.Sc.   President & Director
Mr. Haworth who has been with the Company since December 1997, obtained his B.Sc. in December 1987 from the University of Wyoming and a Degree in Petroleum Technology from SAIT in 1984. Mr. Haworth is currently employed by Schlumberger (formerly REDA Services) as the sales manager. Mr. Haworth has several years of experience in the oil and gas industry supervising and coordinating the marketing, sales and field services and order initiation for the Canadian market. Mr. Haworth has extensive experience in preparing business plans and presentation material. Mr. Haworth has been an officer and director of Stone Canyon Canada from July 1997 to present and an officer and director of Stone Canyon Colorado from January 1998 to present.

Ms. Jacqueline Danforth - Secretary/Treasurer, Director
Ms. Danforth, has been an officer of the Company since December 1, 1997, has been a director of Carbon since May 22, 1998, a director of SynGen
Technologies Limited since June 25, 1999 and a director of Lanisco Holdings Ltd., since August 1999. Ms. Danforth has spent the past several years in the employ of publicly traded companies. Ms. Danforth provides contract administrative and accounting services to these companies and is familiar with all aspects of day to day administration including public reporting requirements under Canadian regulatory rules. Ms. Danforth has recently expanded her duties to include a stronger focus on the oil & gas sector and has attended numerous courses and seminars offered by CAPL and the
University of Calgary to familiarize herself with the industry.    Ms. Danforth
has been an officer of Stone Canyon Canada from November 14, 1996 to date.
Ms. Danforth is currently completing her studies to become a certified general accountant.

James Shone, B.Comm., Director   Mr. Shone has been with the Company since
December 1997, is currently employed by the Business Development Bank of Canada
(BDC) in the finance department and is serving his first term on the Board of a publicly trading Company. Previously employed with the Trust Company of the Bank of Montreal as a client service officer, Mr. Shone is fully versed in the review and assessment of the financial operations of corporate operations. Mr. Shone takes an active role in the management of the Company's financial operations and annual corporate expenditures. Mr. Shone is familiar with financial statement review and preparation, budgeting and financial forecasting. Mr. Shone is a graduate of McGill University. Mr. Shone has been a director of Stone Canyon Colorado since January 1998.

Mr. John Gradek, Director Mr. Gradek has been a director of the Company since September 14, 1999. Mr. Gradek has worked for Canadian Pacific Railway during the last six years and is currently the Director of Capacity Planning. Previously, Mr. Gradek was employed by Canadian Pacific as Director of Locomotive Fleet Management and as a key participant in the corporations total business redesign. Mr. Gradek previously served Air Canada for fifteen years in such capacities as Director of Yield Management, Manager of Schedule Design, Aircraft Customer Service Manager, Operation Auditor and Manager of Passenger Pricing. Mr. Gradek received a Bachelor's Degree in Applied Science from Loyola College (Montreal), Bachelor of Engineering (Electronics) from Carleton University (Ottawa) and his MBA degree from U. Western Ontario
(London).  Mr. Gradek is fluent in English and French.

                 b. Management of Stone Canyon Colorado (a wholly-owned subsidiary of the Company)

Directors and Officers of Stone Canyon Colorado are as follows:


     Name       		Age	Title				    	Term of Service

Cameron Haworth		39	President, Director	    	12/97 to Present
James Shone			25	Director			    	12/97 to Present
Jacqueline Danforth	27	Secretary/Treasurer, Director	12/97 to Present

For information on Cameron Haworth, Jacqueline Danforth and James Shone, see "Management of Synergy Technologies Corporation", above.

        c.  Management of Carbon Resources Limited

     Directors and Officers of Carbon Resources Limited are as follows:

     Name       		Age	Title				    	Term of Service

Thomas E. Cooley		58	President, Director	    	05/98 to Present
Jacqueline Danforth	27	Director				05/98 to Present
Dema Consultants Ltd.	 -	Secretary				05/98 to Present

Thomas Cooley, P.E.- Mr. Cooley has been the President and director of Carbon since May 1998 and has been a director of SynGen Technologies Limited since
June 25, 1999. Mr. Cooley is the former President of Kvaerner Membrane Systems, a company which supplies polymeric membrane based systems worldwide for CO2 removal. A well regarded process engineer, he pioneered the use of membranes for natural gas treating and has been active in the field for over 20 years.
Mr. Cooley received his B.S. in Chemical Engineering from Rice University and is a registered P.E. in both Texas and Alberta. He is often referred to as the "father of natural gas treating membranes". Mr. Cooley holds three U.S. patents. Mr. Cooley is an officer and director of Media Dreams, dba Glidarc Technologies (see " CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS").

Dema Consultants Ltd., a Cyprus corporation, is the registered secretary of Carbon.

For information on Jacqueline Danforth, see "Management of Synergy Technologies Corporation", above.

       d.  Management of SynGen Technologies Limited

  Directors and Officers of SynGen Technologies Limited are as follows:

     Name       		Age	Title				    	Term of Service

Jacqueline Danforth	27	Director				6/25/99 to Present
Thomas E. Cooley		58	Director	    			6/25/99 to Present
Dema Consultants Ltd. 		Secretary			    	6/25/99 to Present

  For information on Ms. Danforth, see "-Management of Synergy Technologies Corporation" above; for information on Mr. Cooley, see "-Management of Carbon Resources Limited" above.

  The Board of Directors of SynGen has no nominating, auditing or compensation committee.

  The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

  Identification of  Significant Employees

Dr. Albin Czernichowski   Dr. Czernichowski, who is the co-inventor of the
SYNGEN process, currently teaches and performs his research as the 1st class professor at the University of Orleans (France). A graduate in Chemical Engineering at the Technical University of Wroclaw (Poland), he also received his Ph.D. and Habilitation grades in Physical Chemistry and then the full professor position (1979). For almost 40 years he has been involved in different fields of Plasma Chemistry. Supervisor of 21 Master's and 18 Ph.D theses, he is the author of 6 monographs and textbooks, 63 papers published in scientific journals, 155 other papers (conferences, communications), 30 patents and more than 62 reports. For the past 10 years he has been developing plasma reactors for hydrocarbon conversion processes such as heavy hydrocarbons cracking and hydrogenation, light hydrocarbons cracking, reforming or partial oxidation in order to produce H2, CO, C2H2, C2H4 as well as the hydrogen sulfide destruction and its full or partial alorization for oil & gas industry and geothermy. Work related to environmental clean up has included such applications as VOC abatement in flue gases, flue-gas SOX or NOX reduction to elements, soot after-burning, and CO2 dissociation.

Robert W. Cooley   Mr. Cooley who is currently involved in project management for SynGen Technologies and Carbon holds a degree in Business Administration from Texas A & M University. Since his graduation in 1972, Mr. Cooley has been employed with a number of major manufacturers related to the oil and gas
industry, holding positions in marketing, sales and project mangement.   Mr.
Cooley's most recent employment was in the capacity of Manager, Projects, for Kvaerner Membrane Systems from 1994 to 1998 during which time his responsibilities included overseeing of engineering design and project management.

  Family Relationships

  Robert Cooley is the brother of Thomas Cooley.

ITEM 10.  EXECUTIVE COMPENSATION

  Cash Compensation

  Compensation paid by the Company for all services provided during the three fiscal years ended December 31, 1997, 1998 and 1999 to each of the Company's five most highly compensated executive officers whose cash compensation exceeded $60,000.

 SUMMARY COMPENSATION TABLE OF EXECUTIVES
 ----------------------------------------

                  Annual Compensation

(a)                   (b)                 (c)           (e)            (i)

Name and Principal    Year              Salary($)  Other Annual       Other
Position                                           Compensation

Jacqueline Danforth
Secretary/Treasurer
and Director           1997                0              0             0

Jacqueline Danforth
Secretary/Treasurer
and Director           1998                0              0             0

Jacqueline Danforth
Secretary/Treasurer
and Director           1999                0              0             0

Cameron Haworth
President/Director     1997                0              0             0

Cameron Haworth
President/Director     1998                0              0             0

Cameron Haworth
President/Director     1999                0              0             0

Thomas Cooley,
President of Carbon
Resources Limited       1998               81,666.62*     0             $932

Thomas Cooley,
President of Carbon
Resources Limited       1999               8,000.00      0             175,200


     *There remained an unpaid balance due to Mr. Cooley of $23,333.32 as of December 31, 1998 which was settled in full prior to the date of this filing.

  Compensation Pursuant to Management Contracts.

  Ms. Danforth receives $4,000.00 per month for administrative services. Mr. Cooley receives compensation for his services through a consulting agreement between the Company and Glidarc Technologies (see " - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS").

  Other Compensation - None; no stock appreciation rights or warrants exist.

  Compensation of Directors

  The Company did not pay any compensation services provided as directors during the fiscal year ended December 31, 1999.

  Termination of Employment and Change of Control Arrangements

  None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Beneficial owners of five percent (5%) or greater, of the Company's Common Stock based upon 26,285,442* shares issued and outstanding as at March 2, 2000. (This figure does not include 1,683,000 unexercised share purchase warrants.) No Preferred Stock is outstanding as of the date hereof.


Title            Name and          			        Amount and          Percent
of               Address of        			        Nature of           of
Class            Beneficial Owner  			        Beneficial Owner    Class


Common shares    Laxarco Holding Limited 		   10,000,000**	       38%
                 2 Sofouli Street, Nicosia
                 Cyprus 1522
                 Held directly

*This figure includes 411,842 shares that the Company contends has been fraudulently obtained and seeks the return thereof to treasury. See Item - LEGAL PROCEEDINGS.

** This figure does not include 3,000,000 shares reserved for issue but not yet issued as of the date of this filing

(b) The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of March 2, 2000.
Title of Class   Name of Beneficial Owner Amount and Nature of  Percent of Class
                                          Beneficial Ownership

Common       Thomas Cooley-               477,000 shares owned    1.8%
             Director and Officer         directly
             of Carbon Resources
             Limited (1)

Common       Cameron Haworth (2)          107,000 shares owned
                                          directly                0.40%


Common       James Shone                  100,000 shares owned    0.38%
             Director of Synergy          directly
             Technologies
             Corporation and
             Stone Canyon Colorado
             Inc. (3)


Common      Jacqueline Danforth           433,357 shares owned     1.6%
            Director and Officer          directly; 114,857 shares
            of Synergy Technologies       beneficially owned by
            Corporation, Carbon           Argonaut Management
            Resources Limited,            Group, of whom Jacqueline
            SynGen Technologies           Danforth is the sole
            Limited and Stone             shareholder, officer and
            Canyon Colorado (4)           director


Common shares held                        1,117,357 shares            3.9%
by directors and
officers as a group


FN 1   These shares are owned jointly by Mr. Cooley and his wife, Carolyn Cooley
FN 2   This number  of shares includes options for 100,000 shares which Mr.
Haworth has the right to acquire within sixty (60) days.
FN 3   This number of shares includes options for 100,000 shares which Mr. Shone has the right to acquire in sixty (60) days.
FN 4   This number of shares includes options for 250,000 shares which Ms.
Danforth has the right to acquire within sixty (60) days.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  Effective May 20, 1998, Stone Canyon Canada, a corporation of which Ms. Danforth and Mr. Haworth are each a director and officer, of which Ms. Danforth is a greater than 5% shareholder, acquired 200,000 Units of the Company, pursuant to an offering pursuant to Regulation S under the Securities Act of 1933. The Units were acquired at $0.50 per Unit each Unit consisting of one common share and one share purchase warrant entitling the holder to acquire one additional share of common stock at $1.00 per share.

  Effective July 2, 1998, Stone Canyon Canada, a corporation of which Mr. Haworth and Ms. Danforth are each a director and officer, of which Ms. Danforth is a greater than 5% shareholder, acquired 10,000 Units of the Company pursuant to pursuant to Regulation S under the Securities Act of 1983. The Units were acquired at $0.50 per Unit each Unit consisting of one common share and one share purchase warrant entitling the holder to acquire one additional share of common stock at $1.00 per share.

  Effective September 30, 1998, Stone Canyon Canada, a private Canadian corporation of which Mr. Haworth and Ms. Danforth are each a director and officer, and of which Ms. Danforth is a greater than 5% shareholder, and the Company executed an agreement whereby Stone Canyon Canada was required to pay the costs of development of a 4bbl/day test facility for a gas-to-liquids technology currently under development by the Company in return for the Canadian licensing and marketing rights to the technology.

  On February 10, 1999, the Company commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per Unit. Each Unit consisted of one (1) share of common stock and one (1) warrant excercisable during the next two (2) years. The Units were priced at $0.50 US per Unit. The Company completed this offering on April 6, 1999, with proceeds of $750,000 for 1.5 million units. No commissions fees, underwriting fees, discounts or other selling expenses were paid.

  Effective February 17, 1999, CMJ Consulting Ltd., a corporation of which Ms. Danforth is a director, officer and nominee holder of one-third of the outstanding stock, acquired 470,000 Units of the Company pursuant to an offering made pursuant to Regulation D under the Securities Act of 1933. The Units were acquired at $0.50 per Unit, each Unit consisting of one common share and one share purchase warrant entitling the holder to acquire one additional share of common stock.

  Effective April 5, 1999, CMJ Consulting Ltd., a corporation of which Ms. Danforth is a director, officer and nominee holder of one-third of the outstanding stock, acquired 124,686 Units of the Company pursuant to an offering made pursuant to Regulation D under the Securities Act of 1933. The Units were acquired at $0.50 per Unit, each Unit consisting of one common share and one share warrant entitling the holder to acquire one additional share of common stock.

  Ms. Jacqueline Danforth receives $250.00 per month for administrative services from Stone Canyon Colorado.

  During the fiscal year ended December 31, 1999, Synergy Technologies was charged a total of US$32,800 in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services provided by Mr. Thomas Cooley. Mr. Thomas Cooley is the President of Glidarc Technologies and a Director of Carbon Resources Limited, a private Cyprus corporation which is a subsidiary of Synergy Technologies Corporation. As at December 31, 1999, an amount of $32,800 for services rendered remained due and payable to Glidarc Technologies.

  During the fiscal year ended December 31, 1999, Synergy Technologies was Charged US$60,000 for management services (1998 - $60,000) and US$15,000 for rent (1998 - $4,500) by CMJ Consulting Ltd, a private Alberta corporation which shares a common officer and director to both Synergy Technologies Corporation and its wholly owned subsidiary, Stone Canyon Resources Inc. In addition, during the 1998 fiscal year, CMJ Consulting advanced to Synergy investor deposits totaling US$156,500, which amount remained outstanding as at December 31, 1998. During fiscal 1999, CMJ Consulting advanced an additional US$31,383 to Synergy and converted US$166,000 of the outstanding investor deposits to 332,000 shares of the common stock of Synergy at $0.50 per Unit under a Regulation D Offering. A further $69,000 from the outstanding accounts payable was also converted to 138,000 shares of common stock of Synergy at $0.50 per Unit under the Offering to February 17, 1999. CMJ purchased an additional 124,686 common shares of Synergy Technologies under the Offering for US$62,343 in April 1999. As at December 31, 1999 an amount of $13,143 of investor deposits (1998 - 156,500) and $76,861 recorded in the Synergy's accounts payable (1998 - $64,618) remained due to CMJ Consulting Ltd. Please note the accounts payable figures reported above include certain invoiced expenses incurred during the general course of business.

  To the fiscal year ended December 31, 1999, Stone Canyon Resources Inc. (a wholly owned subsidiary of Synergy Technologies) was charged $US18,000 for management services (1998 - $18,000) and $2,021 for rent (1998 - $1,516) by CMJ Consulting Ltd. As at December 31, 1999 an amount of $43,115 (1998 - $19,926) recorded in Stone Canyon Resources Inc.'s accounts payable remained due to CMJ Consulting Ltd. Please note the accounts payable figures reported above include certain invoiced expenses incurred during the general course of business. As at September 30, 1999 the common officer and director resigned from CMJ Consulting Ltd. making the company an arm's length corporation.

  During the fiscal year ended December 31, 1998, Synergy Technologies received cash advances totaling $200,770 from Stone Canyon Resources Ltd., a private Alberta corporation and former majority shareholder of Synergy, which also shares two common officers and directors. Amounts advanced were recorded on the financial statements as loans payable. In September 1998 Stone Canyon Resources Ltd. elected to convert $105,000 of the loans outstanding to 210,000 Units of
common stock under Synergy's Regulation S offering at $0.50 per Unit.   Synergy
retired an additional $53,500 of the outstanding loans payable over fiscal 1998 and as at December 31, 1998 $42,236 remained due to Stone Canyon Resources Ltd. Please note the amount payable reported above includes certain invoiced expenses incurred during the general course of business.

  During the fiscal year ended December 31, 1999, Stone Canyon Resources Ltd. advanced an additional $116,447 to Synergy as general working capital. As at December 31, 1999, Synergy had remitted total payments of $151,903 towards the outstanding loans payable and their remained a total amount due to Stone Canyon Resources Ltd. of $6,814.

  During the fiscal year ended December 31, 1998, Stone Canyon Resources Inc. (a wholly owned subsidiary of Synergy Technologies Corporation) received cash advances from Stone Canyon Resources Ltd. (the private Alberta corporation) of $90,492. Stone Canyon Resources Inc. retired $40,982 of the outstanding loans payable over fiscal 1998 and as at December 31, 1998, $49,480 remained due to Stone Canyon Resources Ltd. Please note the amount payable reported above includes certain invoiced expenses incurred during the general course of business.

  During the fiscal year ended December 31, 1999, Stone Canyon Resources Ltd. advanced an additional $4,433 as general working capital, with no further payments remitted by Stone Canyon Resources Inc. during fiscal 1999 to reduce the loan account. As at December 31, 1999 $51,027 remained due and payable to Stone Canyon Resources Ltd.

           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                        EXHIBIT INDEX

Index
Number       Description                                    Reference

2.1          Articles of Incorporation filed with the       *
             Secretary of State February 10, 1997.

2.2          Articles of Exchange by and between            *
             Automated Transfer Systems, Inc. and
             Stone Canyon Resources, Inc. filed with
             the Secretary of State November 24, 1997

2.3          Amendment to the Articles of
             Incorporation filed with the Secretary of
             State March 2, 1999.                           *

3.1          Specimen Certificate of Common Stock
             par value $0.002 per share                     *

6.1          Assignment of Technology Agreement by
             and between Laxarco Holding Limited and
             Carbon Resources Limited dated May 1,
             1998                                           *

6.2          Share Exchange Agreement by and among
             Laxarco Holding Limited, Carbon
             Resources Limited, The Company and
             Stone Canyon Resources, Ltd. dated May
             5, 1998                                        *

6.3          Escrow Agreement by and between the
             Company and Laxarco Holding Limited
             dated May 16, 1998                             *

6.4          Agreement for Investor Relations Services
             and Compensation by and between Lance
             W. Bauerlein and the Company dated
             August 20, 1998.                               *

6.5          Assignment of Technology by and between
             Pierre Jorgensen and Lanasco Holdings, a
             subsidiary of the Company, dated January
             6, 1999.                                       *

6.6          Agreement by and between the Company           *
             and Eisenberg Communications effective
             February 16, 1999.

6.7          Agreement of Purchase and Sale by and          *
             between Revival Resources Ltd., Stone
             Canyon Resources, Inc. and the Company
             dated March 22, 1999.

6.8          Option letter agreement between Laxarco        *
             Holding Ltd., Texas T Petroleum and the
             Company dated June 25, 1999.

6.9          Amendment No. 1 to the Assignment of           *
             Technology Agreement by and between
             Laxarco Holding Limited and Carbon
             Resources Limited dated June 25, 1999.         *

6.10         Amendment No. 1 to the Share Exchange
             Agreement by and between Laxarco Limited,
             Carbon Resources Limited, the Company
             and Stone Canyon Resources Ltd. dated
             June 25, 1999.                                 *

6.11         Amended and Restated Escrow Agreement
             by and among the Company and Laxarco
             Holding Limited dated June 25, 1999.           *

6.12         Share Exchange Agreement by and between
             Laxarco Holding Limited, Carbon Resources
             Limited and the Company dated June
             25, 1999.                                      *

6.13         Share Exchange Agreement between Texas T
             Petroleum Ltd. and the Company dated
             June 25, 1999.                                 *

7.1          French  Patent Application No. 97-10989: A     *
             CZERNICHOWSKI, P. CZERNICHOWSKI
             "Assistance Electrique D'Oxydation Partelle d'Hydrocarbures Legers Par L'Oxygene".
             Filing Date: 01.09.97 ; accepted on October
             20, 1997.

7.2          Notice of Recordation of Assignment Document,  *
             United States Patent and Trademark Office, serial number 09144318, recordation dated
             08/31/1998,with Assignment of Assignor's
             Interest, assigning to Laxarco Holding
             Limited all rights in French Patent
             Application No. 97-10989.

7.3          French Patent Application No. 97-00364: A      *
             CZERNICHOWSKI, P. CZERNICHOWSKI,
             "Conversion D'Hydrocarbures Assistee par
             Les Arcs Electrirques Gissants En Presence
             De La Vapeur D'Eau Et/ou De Gaz Carbonique".
             Filing Date: 13.01.97; this patent will be issued effective May 5, 2000.

7.4          Notice of Recordation of Assignment Document,  *
             United States Patent and Trademark Office, serial number 09005647, recordation dated
             10/19/1998, with Assignment of Assignor's
             Interest, assigning to Laxarco Holding
             Limited all rights in French Patent Application
             No. 97-00364.

7.5          French Patent Application No. 981283: P        *
             JORGENSEN, "Conversion profonde jumelant la demetallisation et la conversion de bruts, residus ou huiles lourdes en liquides legers, a l'aide de composes oxygens purs ou impurs (H20, CO2, CO accompangnes de H2, N2 SH2 etc)". Filing date 16.10.98.

7.6          USA and PCT Patent Applications Nos.US5371-00100
             and PCT/US98/00393: A CZERNICHOWSKI, P. CZERNICHOWSKI, "Conversion of hydrocarbons assisted by gliding electric arcs in the presence of water vapor and/or
             carbon dioxide".  Filing date: 12.01.98.  This patent
             was issued on November 30, 1999.                Filed herewith

7.7          USA and PCT Patent Applications Nos US5407-00500
             and PCT/US98M8027: A CZERNICHOWSKI, P. CZERNICHOWSKI, "Electrically assisted partial oxidation of light hydrocarbons by oxygen".  Filing Date: 23.08.98.
             This patent was issued on December 28, 1999.    Filed herewith

23           Consent of Hansen, Barnett & Maxwell           *

SUPPLEMENTAL OIL AND GAS INFORMATION

  Certain of the Company's undeveloped oil and gas properties are located within The continental United States and the balance of undeveloped properties are located in Alberta, Canada. No reserve studies have been done, nor is it feasible to reliably estimate reserves on the small working interests of the Company.

  Present Value of Estimate Future Net Revenues From Proved Developed Oil and Gas Reserves. None can be made due to the insubstantial, uncertain nature of the working interests in non-producing wells owned by the Company.



  Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April  12, 2000.

SYNERGY TECHNOLOGIES CORPORATION



By:  Cameron Haworth
-------------------------
Name: Cameron Haworth
Title:  President


Directors:


Cameron Haworth
------------------------


Jacqueline R. Danforth
------------------------


John Gradek
------------------------


James Shone
------------------------


                                SYNERGY TECHNOLOGIES CORPORATION
                                        AND SUBSIDIARY
                                 (A Development Stage Company)








                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                          AND
                                 FINANCIAL STATEMENTS









                                December 31, 1999 and 1998

                          SYNERGY TECHNOLOGIES CORPORATION
                                  AND SUBSIDIARY
                            (A Development Stage Company)



                                 TABLE OF CONTENTS

                                                                               Page

Report of Independent Certified Public Accountants                      1

Financial Statements:

    Consolidated Balance Sheet - December 31, 1999                      2
    Consolidated Statements of Operations for the Years Ended
      December 31, 1999 and 1998 and for the Period from
      November 7, 1996(Date of Inception) to December 31, 1999          3

     Consolidated Statements of Changes in Stockholders' Equity
       (Deficit) for the Cumulative Period from November 7, 1996
       (Date of Inception) to December 31, 1999                         4

     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 1999 and 1998 and for the Period from
      November 7, 1996 (Date of Inception) to December 31, 1999          5

     Notes to Consolidated Financial Statements                         6

<TABLE/>







HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
                                                              (801) 532-2200
Member of AICPA Division of Firms                             Fax (801) 532-7944
Member of SECPS                              345 East 300 South, Suite 200
Member of Summit International Associates          Salt Lake City, Utah 84111-2693



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Synergy Technologies Corporation

We have audited the accompanying consolidated balance sheet of Synergy Technologies
Corporation and subsidiary (a company in the development stage) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years then ended and for the cumulative period from November
7, 1996 (date of inception) through December 31, 1999.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy
Technologies Corporation and subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the two years then ended and for the cumulative period from November 7, 1996 date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the
Company has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 1999 and 1998 and cumulative from inception through December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




                                                        HANSEN, BARNETT & MAXWELL

March 17, 2000
Salt Lake City, Utah






                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARY
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                     FOR THE YEAR ENDED DECEMBER 31, 1999

                                    ASSETS
Current Assets
  Cash                                                       $    3,082
  Receivables - related parties                                 455,550
  Receivable - other                                             19,247
  Prepaid expenses                                                3,374

     Total Current Assets                                       481,253

Petroleum and natural gas interests                                   -
Office equipment and computers net of accumulated
  depreciation of $261 and $0, respectively                       1,845

                                                                  1,845

     Total Assets                                            $  483,098

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                      $  605,308
  Investor deposits                                                   -
  Loans payable                                                 131,784
  Loans payable - related party                                  71,015

     Total Current Liabilities                                  808,107

Stockholders' Equity (Deficit)
  Common stock, $0.002 par value; 100,000,000
   shares authorized, 11,989,327 and 10,332,526 issued           23,980
  Additional paid-in capital                                  1,484,455
  Accumulated deficit                                        (1,833,444)

Total Stockholders' Equity (Deficit)                           (325,009)

Total Liabilities and Stockholders' Equity                   $  483,098
<TABLE/>

The accompanying notes are an integral part of these financial statements.




                       SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARY
                          (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        Cumulative From
                                                                       November 7, 1996
                                                                    (Date of Inception)
                                        For the Years Ended               Through
                                            December 31,                December 31,
                                       1999               1998               1999

Revenue
  Option income                    $   200,000      $         -        $   200,000

General and Administrative Expenses
  Advertising and marketing             28,613          162,268            196,465
  Dry well expense                     551,191          171,019            722,210
  General and administrative           237,146          139,417            393,302
  Investor relations                    83,590          231,441            315,031
  Professional fees                    307,496           86,059            406,436

Total Expense                        1,208,036          790,204          2,033,444

Loss for Period                     (1,008,036)        (790,204)        (1,833,444)

Provision for Income Tax                     -                -                  -

Net Loss                           $(1,008,036)     $  (790,204)       $(1,833,444)

Basic and Diluted Loss Per
 Common Share                      $     (0.09)     $     (0.08)       $     (0.21)

Weighted Average Number of Common
 Shares Used in Calculation         11,671,768       10,074,317          8,613,950

<TABLE/>


The accompanying notes are an integral part of these financial statements.



                       SYNERGY TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS' EQUITY DEFICIT
                  FOR THE CUMULATIVE PERIOD FROM NOVEMBER 7, 1996
                 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999


                                                                Additional                    Total
                                           Common Stock           Paid-In   Accumulated Stockholders'
                                        Shares       Amount       Capital     Deficit Equity(Deficit)

Balance at November 7, 1996                   -    $      -    $        -    $        -    $      -

Initial capitalization, $0.01 per share    1,000           2             8             -          10

Issuance of shares for cash, August
  1997; $0.01 per share                2,900,007       5,800        23,200             -      29,000

Unexchanged certificates                  (7,143)        (13)            -             -         (13)

Shares issued in recapitalization      2,549,500       5,099        (5,099)            -           -

Shares issued in satisfaction of debt,
 October 1997, $0.10 per share         4,539,162       9,078       444,838             -     453,916

Net loss for the year                          -           -             -       (35,204)    (35,204)

Balance at December 31, 1997           9,982,526      19,966       462,947       (35,204)    447,709

Issuance of shares for cash,
 September 1998, $0.50 per share         350,000         700       174,300             -     175,000

Net loss for the year                          -           -             -      (790,204)   (790,204)

Balance at December 31, 1998          10,332,526      20,666       637,247      (825,408)   (167,495)

Issuance of shares for cash, January
 1999 through April 1999, $0.50
 per share                               957,000       1,914       476,586             -     478,500

Issuance of shares for services,
 February 1999, $0.50 per share          138,000         276        68,724             -      69,000

Issuance of shares for property
 acquisition March 1999, $0.53125
 per share                                63,801         128        33,894             -      34,022

Shares issued for investor deposits,
 January 1999 through April 1999,
 $0.50 per share                         405,000         810       201,690             -     202,500

Issuance of shares for cash, April
 1999 upon exercise of warrants,
 $1.00 per share                          40,000          80        39,920             -      40,000

Issuance of shares for cash, December
 1999, $0.50 per share                    53,000         106        26,394             -      26,500

Net loss for the year                          -           -             -    (1,008,036)       (1,008,036)

Balance at December 31, 1999          11,989,327    $ 23,980    $1,484,455   $(1,833,444)$  (325,009)

<TABLE/>
The accompanying notes are an integral part of these financial statements.


                        SYNERGY TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Cumulative From
                                                                            November 7, 1996
                                                                            (Date of Inception)
                                                For the Years Ended             Through
                                                     December 31,              December 31,
                                                  1999            1998             1999
Cash From Operating Activities
  Net loss                                    $(1,008,036)    $  (790,204)     $(1,833,444)
  Adjustment to reconcile net loss
   net cash from operations:
     Dry well expense                             551,191         171,020          722,211
     Depreciation                                     261               -              261
     Exchange rate loss                             1,773             918            4,086
  Changes in assets and liabilities:
     Accounts receivable                          (18,582)         13,772          (19,247)
     Prepaid expenses and deposits                 (1,625)          8,238           (3,388)
     Accounts receivable - related parties       (150,718)       (304,832)        (455,550)
     Accounts payable                             331,033         236,551          605,308

     Net Cash Flows From Operating Activities    (294,703)       (664,537)        (979,763)

Cash Flows From Investing Activities
  Acquisition of oil and gas properties          (141,085)        (89,023)        (688,188)
  Acquisition of property and equipment            (2,106)              -           (2,106)
  Disposition of investors deposits                     -         245,830          245,830
  Proceeds (payments)from notes payable
   - related parties                             (180,296)        251,311          524,931
  Proceeds from notes payable                      (3,566)         92,020           88,454

     Net Cash Flows From Investing Activities    (327,053)        500,138          168,921

Cash Flows From Financing Activities
  Sales of common stock                           614,000         175,000          818,010

     Net Cash Flows From Financing Activities     614,000         175,000          818,010

Effect of Exchange Rate Changes on Cash            (1,773)           (918)          (4,086)

Net Change in Cash                                 (9,529)          9,683            3,082

Cash at Beginning of Period                        12,611           2,928                -

Cash at End of Period                         $     3,082     $    12,611            3,082

<TABLE/>

The accompany notes are an integral part of these financial statements.


                       SYNERGY TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                      NOTES TO THE CONSOLIDATED STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Synergy Technology Corporation (formerly Automated
Transfer Systems Corporation) (Synergy , was incorporated in Colorado on
February 10, 1997. Stone Canyon Resources, Inc. ("Stone Canyon" was incorporated in Colorado on November 7, 1996. Both companies have been involved in acquiring and developing mineral, oil and gas resources, and technologies related to those resources. Stone Canyon's operations began in 1997.


Reorganization - On October 24, 1997, Synergy entered into a reorganization agreement with Stone Canyon. As a result of the reorganization, the Stone
Canyon shareholders became shareholders of the Company whereby each share of Stone Canyon stock was exchanged for one share of Synergy stock. A total of 2,901,007 shares were exchanged.

The reorganization agreement has been considered the reorganization of Stone
Canyon and the acquisition of Synergy in a purchase business combination. Prior to the reorganization, Synergy had substantially no net assets and no ongoing business; therefore, the 2,549,500 shares of common stock outstanding at the date of the reorganization were recorded at $0. The merger has been accounted for as the reorganization of Stone Canyon. The reorganization was not deemed to be the acquisition of a business; accordingly no pro forma information is presented. For legal purposes, and per the reorganization agreement, Stone
Canyon is considered a wholly owned subsidiary of Synergy.


Prior to the reorganization, Stone Canyon owed $453,916 to a related entity. In the reorganization, 4,539,160 shares of common stock were issued at $0.10 per share in full satisfaction of the debt.

Principals of Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Stone Canyon for all periods presented, and the accounts and transactions of Synergy from October 24, 1997.
Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Synergy as a going concern. However, Synergy has had no significant income and has had negative cash flows from operating activities during the years ended December 31, 1999 and 1998 and cumulative from inception through December 31, 1999, which conditions raise substantial doubt about
Synergy's ability to continue as a going concern. Synergy's continued existence is dependent upon its ability to obtain additional financing. The Company will continue to raise funds from the public market and through arrangements with related companies with which it is negotiating mutually beneficial agreements for the use of certain technology. However, there is no assurance that additional financing will be realized.

Development Stage Enterprise - Since inception, the Company has spent most of its efforts raising capital and acquiring certain technology; however, it has not yet had sales sufficient to sustain operations and has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations. Therefore, the Company is considered to be in the development stage.

Financial Instruments - The amounts reported as cash, receivables, accounts payable, and accrued liabilities are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of preparation of the financial statements. For the purpose of the statement of cash flows, cash and cash equivalents are defined as demand deposits as well as other funds with original maturities of three months or less.

Property and Equipment - Property and equipment are reported at cost. Minor repairs, enhancements, and maintenance costs are expensed when incurred.
Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1999 and 1998 was $261 and $0, respectively. Major categories of property and equipment and estimated useful lives are as follows:

                                                Estimated
                                               Useful Life
             Furniture and fixtures             3-7 years
             Computer equipment                  5 years
<TABLE/>
Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period.
Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were no potentially issuable common shares for the year ended December 31, 1999.

Restatement of Prior Financial Statements - Prior financial statements have been restated to exclude certain contracts for the acquisition of a business wherein the issuance of shares is contingent upon a third party verifying that certain technology had reached specific levels of viability. As a result, previously recorded technology associated with the acquisition and other assets and liabilities have also been excluded from the financial statements as a result of the restatement. See Note 9 for a discussion of these contingent agreements.

NOTE 2 RELATED PARTY TRANSACTIONS

Tansactions with Subsidiaries - The receivables from related parties represent funds advanced to related corporations which will become subsidiaries of the Company upon fulfilment of the terms of certain share exchange agreements. (See Note 9) The amounts discussed below represent funds advanced for the design, development and marketing of a 4bbl per day demonstration facility in the Province of Alberta utilizing proprietary SYNGEN technology and the design and development of a 1/2 barrel demonstration unit utilizing the proprietary CPJ Process. The amount recorded as a receivable on the balance sheet includes project development costs chargeable to the 4 bbl per day SYNGEN demonstration facility and the 1/2 barrel CPJ unit . The accounts bear no interest and are subject to no specific terms of repayment. These receivables are as follows:

                                           1999
      Carbon Resources, Ltd.         $    116,595
      Lanisco Holding, Ltd.               108,354
      Syngen Technologies, Ltd.           230,601

      Total Related Party Receivable $    455,550
<TABLE/>

Other Related Party Transactions

  (I)  During the fiscal year ended December 31, 1999, Synergy Technologies was charged a total of $32,800 in consulting fees by Glidarc Technologies Inc. (a Texas corporation)
for process management services.  An officer of Glidarc Technologies is also a director of Carbon Resources Limited, a private Cyprus corporation which is a  subsidiary of
Synergy Technologies Corporation.  As at December 31, 1999, an amount of $32,800 for services rendered remained due and payable to Glidarc Technologies, which amount is reflected on the Balance Sheet in accounts payable and accrued liabilities.

  (II) During the fiscal year ended December 31, 1999, Synergy Technologies was charged
$60,000 for management services and $15,000 for rent by CMJ Consulting Ltd., a private
Alberta corporation which shares a common officer and director to both Synergy
Technologies Corporation and its wholly owned subsidiary, Stone Canyon Resources Inc.
In addition, during the 1998 fiscal year, CMJ Consulting advanced to Synergy investor deposits totaling $156,500, which amount remained outstanding as at December 31, 1998.
During fiscal 1999, CMJ Consulting advanced an additional $31,383 to Synergy and converted
$166,000 of the outstanding investor deposits to 332,000 shares of the common stock of
Synergy at $0.50 per Unit under a Regulation D Offering.  A further $69,000 from the outstanding accounts payable was also converted to 138,000 shares of common stock of Synergy at $0.50 per Unit under the Offering to February 17, 1999.  CMJ purchased an additional 124,686 common shares of Synergy Technologies under the Offering for
US$62,343 in April 1999.

To the fiscal year ended December 31, 1999, Stone Canyon
Resources Inc. (a wholly owned subsidiary of Synergy Technologies) was charged
$18,000 for management services and $2,021 for rent by CMJ Consulting Ltd.

As at September 30, 1999 the common officer and director resigned from CMJ Consulting Ltd.
making the company an arm's length corporation.

  (III)     During the fiscal year ended December 31, 1998, Synergy Technologies received cash advances totaling $200,770 from Stone Canyon Resources Ltd., a private
Alberta corporation and former majority shareholder of Synergy, which also shares two common officers and directors.  Amounts advanced were recorded on the financial statements as loans payable.  In September 1998 Stone Canyon Resources Ltd. elected to convert $105,000 of the loans outstanding to 210,000 Units of common stock under
Synergy's Regulation S offering at $0.50 per Unit. Synergy retired an additional
$53,500 of the outstanding loans payable over fiscal 1998.

During the fiscal year ended December 31, 1999, Stone Canyon Resources Ltd. advanced an additional $116,447 to Synergy as general working capital.

During the fiscal year ended December 31, 1998, Stone Canyon Resources Inc. (a wholly owned subsidiary of Synergy Technologies Corporation) received cash advances from
Stone Canyon Resources Ltd. (the private Alberta corporation) of $90,492.  Stone
Canyon Resources Inc. retired $40,982 of the outstanding loans payable over fiscal 1998.

During the fiscal year ended December 31, 1999, Stone Canyon Resources Ltd. advanced an additional $4,464 as general working capital to Stone Canyon Resources Inc.

As at December 31, 1999 consolidated Loans payable to Related Parties were as follows:

                                                             1999
          Stone Canyon Resources Ltd.              $       57,872
          CMJ Consulting Ltd.                              13,143

          Total Related Party Receivable           $       71,015
<TABLE/>
          Other related party amounts reflected on the Balance Sheet in accounts payable and accrued liabilities are as follows:

                                                             1999
          Stone Canyon Resources Ltd.               $           -
          CMJ Consulting Ltd.                             119,976

          Total Related Party Receivable            $     119,976
<TABLE/>
NOTE 3 - RECEIVABLES - OTHER

Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company at fiscal year end. This amount is refunded to the Company upon filing of a GST return in Canada. For the year ended December 31, 1999, the refund due to the Company was $19,247.

NOTE 4 - OIL AND GAS LEASES

(A)     Meadow Deep and D-Sand
On July 1, 1999, certain development leases known as the "Meadow Deep" acquired under a farmout agreement by Stone Canyon Colorado in October 1996, reverted back to the original lease holders undeveloped and certain development leases known as the "D-Sand" also acquired by Stone Canyon Resources Inc. under a farmout agreement with certain founding shareholders October 1996 expired undeveloped on the following dates:
 August 6, 1999; August 13, 1999; August 14, 1999 and September 8, 1999 respectively.

Accordingly during the year ended December 31, 1999, the Company wrote off these oil and gas leases. (See Note 8 - Litigation)

(B)     Wilson Creek
Subsequent to year end Stone Canyon Colorado received notice from the Operator of the Wilson Creek leases of their intent to abandon the 14-34 well which had been completed in September 1998.  Stone Canyon Colorado concurred with this decision and has been advised that the total contingent liability with respect to the abandonment of the well in respect of their 33.57% BPO interest is
US$16,965.   Stone Canyon Colorado anticipates abandonment activity will be completed in second quarter of fiscal 2000 and accordingly has written off this lease during the year ended December 31, 1999.


(C)     Hell's Canyon and Rose Creek
During fiscal 1999 Stone Canyon Colorado continued to remit lease rental payments for the Rose Creek leases to keep their 15% interest current and acquired an additional 5% interest in the leases by way of a Stipulation of Interest agreement in June 1999 to bring their total interest in the Rose Creek prospect to 20%. As at December 31, 1999 these leases remained undeveloped and therefore no value has been reflected in the financial statements.

In addition, during fiscal 1999, Stone Canyon Colorado continued to remit lease rental payments for the Hell's Canyon leases to keep their 5% interest current.
Stone Canyon Colorado elected to acquire an additional 6.90% interest in this lease  in December 1999 to bring their total interest in the Hell's Canyon
prospect to 11.90%.   As at December 31, 1999 these leases  remained undeveloped and therefore no value has been reflected in the financial statements.

NOTE 5 - LOANS PAYABLE

Loans payable of $131,784 as of December 31, 1999 reflect amounts advanced to Synergy Technologies and its subsidiaries from various arms length corporations for general working capital. These amounts bear no interest and have no stated terms of repayment.

At December 31, 1999, these loans payable reflect a total of $44,594 advanced by Texas T Petroleum Ltd. in respect of a refundable deposit pertaining to development of the SYNGEN technology and $11,470 which remained due and payable to Texas T Petroleum Inc. for drilling and completion expenses incurred in fiscal 1998 with respect to Stone Canyon Resources Inc.'s 33.57% BPO interest in the Wilson Creek well.

NOTE 6 - INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the years ended December 31, 1999 and 1998. Deferred tax assets are comprised of the following at December 31, 1999 and 1998:

                                               1999         1998
    Operating loss carry forwards. . . . . $680,899     $304,628
    Organizational costs . . . . . . . . .    2,437        3,249
    Less: Valuation allowance. . . . . . . (683,336)    (307,877)

    Net Deferred Tax Asset . . . . . . . . $            $
<TABLE/>
The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31:

                                                 1999        1998
    Tax benefit at statutory rate (34%). . $ (342,732)  $(268,669)
    Non-deductible expenses. . . . . . . .        538           -
    State taxes, net of federal benefit. .    (35,265)    (26,077)
    Deferred tax asset valuation change. .    377,469     294,746

    Total Income Tax Benefit . . . . . . . $            $
<TABLE/>
As of December 31, 1999, the Company had U.S. operating loss carry orwards of approximately $1,825,468 which will expire if not used by 2019.

NOTE 7 - COMMON STOCK

In April 1998, the Company commenced a private placement of its common stock pursuant to Regulation S at $0.50 per Unit. Each Unit consisted of one share of common stock and one warrant exercisable any time prior to April 15, 2000 at $1.00 per share for each warrant exercised. The Company completed this offering in September 1998 with proceeds of $175,000 on the sale of 350,000 units. No commission fees or other selling expenses were paid.

In November 1998, the Company commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per Unit. Each Unit consisted of one share of common stock and one stock warrant exercisable at any time two (2) years from the date of issue at $1.00 per share for each warrant exercised.
The Company completed this offering in April 1999, with proceeds of $750,000 for 1,500,000 Units. No commission fees or other selling expenses were paid.

The warrants associated with the private placements were not allocated any of the unit purchase price for financial reporting. Subsequent to the placements, warrants were exercised for 40,000 shares at the exercise price of $1.00 per
share.   As of December 31, 1999, there were 1,810,000 warrants outstanding.

In December 1999 the company commenced a private placement of its common stock pursuant to Regulation S at $0.50 per Unit. Each Unit consisted of one share of common stock and one warrant exercisable for a period of one year from the date of issue at $1.00 per share for each warrant exercised. The Company completed this offering subsequent to year end with total proceeds to December 31, 1999 of $26,500 on the sale of 53,000 Units. No commission fees or other selling expenses were paid.

As further discussed in Note 8, "Contingent Agreements with Certain Companies", a total of 13,000,000 shares of the Company's common stock under two stock exchange agreements with a Cyprus corporation have been placed into escrow pending the outcome of certain technology reaching "commercial viability" as determined by an independent party. As of December 31, 1999, the shares were still in escrow pending the outcome of this uncertainty.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

Bataa Oil, Inc.
In October 1999, the Company, through its wholly-owned subsidiary, Stone Canyon
Colorado, purchased interests in certain leasehold properties described above in
Note 4 - Oil and Gas Leases. Through December 31, 1997, the Company paid $458,080 for acquisition costs and development costs associated with such interests.

Such amount was paid to Bataa Oil, Inc., by the founding shareholders of the Company, and the Company paid such amount to the founding shareholders. Bataa Oil, Inc. also served as operator of each lease. The Company also issued 411,842 shares of its common stock to Bataa and Bataa's designees as part of the consideration for such properties.

The Company contends that Bataa represented to the Company, its subsidiaries and/or its affiliates that the price for these properties was set at the price paid by Bataa for the same. The Company has since learned that Bataa*s cost for these properties were far less than the amount charged. The Company has questioned the form of legal title taken for the properties as well as adequate documentation and disclosure of all underlying obligations, liabilities and arrangements relating to the properties, between Bataa Oil, Inc. and G & H Production. The Company has also learned that some of these leases have been forfeited due to a failure to meet a drilling obligation imposed by G & H Production which the Company was not apprised of prior to acquisition of its interest in the leases. The Company has been advised by legal counsel that the issuance of the shares to Bataa Oil and its designees was without the kind, amount or form of consideration as authorized by the Board of Directors and could therefore be deemed to be an invalid issuance. In order to protect the interests of all shareholders, the Company has therefore placed a "stop transfer" with the transfer company against such 411,842 shares of its common stock issued to Bataa Oil and its desginees.

As a result of this dispute, Bataa, and certain others, filed a complaint in the
District Court, County of Denver, in the State of Colorado against the Company, its wholly-owned subsidiary, Stone Canyon Colorado and a significant shareholder, Stone
Canyon Canada, which was previously the Company's sole controlling shareholder. The original complaint asserted only one claim (Breach of Fiduciary Duty and manitory injunction) against the Company to compel itto remove restrictive legends from the plaintiffs shares of the Company's common stock. the plaintiffs have amended their complaint twice, and as a result, have named additional defendants to this lawsuit, including members of the Company's Board of Directors, the Comapny's transfer agent
(Holladay Stock Transfer Inc.) and other individuals. The plaintiffs second complaint also includes causes of action against Synergy for conversion, civil conspiracy and unjust enrichment. The Company's Answer and Counterclaims denied all material allegations, asserted numerous affirmative defenses asd asserted counterclaims against Plaintiffs Batta
Oil, David Calvin and/or Richard and Anita Knight for an accounting, fraud, intentional misrepresentation, breach of fiduciary duty, damages and punitive damages.

The Company disputes the allegations made by the plaintifs, claims they are untrue and is vigorously defending this lawsuit.

On January 27, 2000, the Company and Texas T Resources, Inc., a Canadian corporation, filled an action in Boulder County District Court, Colorado, (Case No. 2000 CV 131)
against Bataa Oil, its owner Mr. David Calvin and other individuals, asserting claims for defamation (Libel or Slander Per Se and Libel or Slander Per Quod), civil conspiracy, international interference with prospective business or economic advantage, injunction and punitive damages. With regards to the Company, these claims are based on events that occurred primarily in December 1999, in which the named Defendants, acting on their own behalf or on behalf or Bataa Oil, Inc., made several false and defamatory statements concerning the Company and/or individuals identified by them as "principals" of Synergy to market analysts, government agencies, elected officials and private entities such as the NASD. The purpose of these statements were in general to interfere with and damage the business of the Company and in particular to convince at least one market analyst to reverse his "buy" recommendation to a "sell" recommendation on Synergy stock.

The Company sought and received a Temporary Restraining Order against Defendant David J.
Calvin and Defendant Bataa oil, Inc., as well as, by applicable rule, anyone acting on behalf of Bataa Oil, Inc. to stop any further publication of such false and defamatory statements. By stipulation between the parties and subsequent Order of the Court, that
Temporary Restraining Order became a Preliminary Injunction which will remain in effect until the trial in this matter.

Licensing and Consulting Agreements - Effective September 30, 1998, Synergy
Technologies entered into an agreement with Stone Canyon Resources Ltd. ("Stone-
Canada"), whereby Stone-Canada committed to fund the design and construction of a 4 bbl per day demonstration facility in the Province of Alberta in exchange for the Canadian marketing and licensing rights to Synergy's proprietary Gas to Liquids technology.

NOTE 9 - CONTINGENT AGREEMENTS WITH CERTAIN COMPANIES

The Company has entered into certain agreements which are contingent upon certain technology reaching commercial viability.  The financial accounting effect of these agreements have not been recorded pending the outcome of the
contingency.   A summary of the agreements with the various companies follows:

Carbon Resources Limited - Carbon Resources Limited ("Carbon") is a private
Cyprus corporation and the 100% shareholder of Lanisco Holdings Limited (a private Cyprus corporation), which holds the rights to acquire the CPJ Process, a proprietary and patented technology for the upgrading of heavy crudes to conventional light oils.

On May 1, 1998 Carbon and Laxarco Holdings Ltd. ("Laxarco") (the sole shareholder of Carbon) entered into agreements granting Carbon the rights to acquire the patent pending SYNGEN technology contingent upon Carbon fulfilling certain terms and conditions outlined in a technology transfer agreement. On May
5, 1998, Carbon and Laxarco entered into a share exchange agreement with Synergy
Technologies Corporation and Stone Canyon Resources Ltd., (its then major shareholder), granting Synergy Technologies the rights to acquire 75% of the issued shares of Carbon (and thereby a 75% interest in the SYNGEN technology).
Under the exchange agreement, Synergy would exchange 10,000,000 shares of common stock. The share exchange was contingent upon Synergy Technologies assuming the terms and conditions agreed to by Carbon in the original technology transfer agreement. 3,750 common shares of Carbon (75% of the issued shares) and 10,000,000 shares of Synergy Technologies Corporation were placed in escrow subject to the terms of the agreement.

Effective January 1999, Carbon incorporated a wholly owned subsidiary, Lanisco
Holdings Limited, to acquire the rights to a second patent pending technology, the CPJ process, subject to funding commitments.

Effective June 25, 1999, Carbon, Laxarco Holdings and Synergy Technologies agreed to amend the original share exchange agreement and Synergy Technologies was granted the right to acquire the remaining 25% of the shares of Carbon.
Under the exchange agreement, Synergy would exchange 3,000,000 shares of common stock. The remaining 1,250 shares of Carbon and the 3,000,000 shares of Synergy
Technologies Corporation were placed with the escrow agent. Should Synergy fail to fulfill the terms of the technology transfer agreement, the shares of Carbon revert back to Laxarco Holdings Ltd. and the shares of Synergy Technologies
Corporation return to treasury.

To facilitate an agreement with respect to the CPJ process, Carbon, Laxarco
Holdings and Synergy Technologies agreed to amend the original share exchange agreements to transfer the SYNGEN technology from Carbon to a newly incorporated subsidiary of Synergy Technologies. Effective June 25, 1999 Synergy Technologies incorporated Syngen Technologies Limited and the SYNGEN technology was transferred from Carbon to Syngen. The shares of Syngen, the newly incorporated subsidiary, were placed in escrow subject to the terms of the original technology transfer agreement executed between Carbon and Laxarco, the shares of Carbon were released from escrow and Carbon became a wholly owned subsidiary of Synergy Technologies. The CPJ technology is held in escrow subject to funding and development commitments by Synergy.

On June 26, 1999, Synergy Technologies Corporation and Texas T Petroleum Ltd. (a private Colorado corporation) entered into an agreement whereby Texas T
Petroleum was granted the right to acquire 50% of the shares of Carbon Resources
Limited (and thereby acquire a 50% interest in the CPJ Process), in exchange for the payment to Synergy Technologies of $100,000 to acquire the option on the technology, US$1M towards development of the technology and the issuance to Synergy of 2,000,000 Units of the common stock of Texas T Petroleum Ltd., each Unit consisting of one common share and one share purchase warrant. Texas T
Petroleum Ltd. will acquire its 50% interest in Carbon upon fulfillment of the terms of the June 26, 1999 agreement.

During the course of fiscal 1999, Carbon has continued to develop the CPJ technology held by its wholly owned subsidiary, Lanisco Holdings Limited, under the financial support of Texas T Petroleum Ltd. Carbon intends to carry-on with development of the CPJ Process in co-operation with Lanisco Holdings and Texas T
Petroleum during fiscal 2000.

Syngen Technologies Limited - Syngen Technologies Limited ("Syngen") incorporated June 25, 1999 is a private Cyprus corporation and a 100% owned subsidiary of Synergy Technologies Corporation contingent upon the terms of two share exchange agreements dated May 5, 1998 and June 25, 1999, respectively.

Syngen holds the rights to a proprietary and patented technology called "SYNGEN" which converts natural gas to synthesis gas. Syngen acquired the rights to the SYNGEN technology in June 1999 by way of a transfer from Carbon Resources
Limited ("Carbon"). Under the terms of the acquisition agreements Syngen and Synergy Technologies Corporation agreed to be bound by the terms and conditions of the two previously executed share exchange agreements. The agreements granted
Synergy the rights to the issued shares of Carbon, which held the rights to the SYNGEN technology. The share exchange agreements granted Synergy Technologies
Corporation the right to acquire all of the issued and outstanding shares of Syngen. The shares of Syngen remain in trust with an escrow agent until the fulfillment of the terms and conditions of the agreements. Should Synergy
Technologies fail to fulfill the terms and conditions of the agreements, the shares of Syngen, (and therefore the SYNGEN technology), would revert to the original holders and the shares of Synergy Technologies Corporation in trust with the escrow agent would be returned to treasury.

Lanisco Holdings Limited and Texas T Petroleum, Ltd. - Lanisco Holdings Limited
("Lanisco"), is a private Cyprus Corporation and a 100% owned subsidiary of Carbon Resources Limited (a private Cyprus corporation).

Lanisco holds the rights to acquire proprietary and patented technology called
"CPJ" which converts so called heavy oils into lighter oils.

Lanisco entered into agreements January 6, 1999 whereby it was granted the rights to acquire the CPJ technology from the Inventor, in return for expending
US$1M to commercialize the technology, and payment of a royalty of 65% of the net proceeds received from any license fees, royalties or any such other revenues earned until payment of a total of US$1M to the Inventor, at which time the royalty would revert to 35% of any net proceeds received from any revenue generated by the technology. (Net proceeds to be defined as gross revenues less reasonable operating expenses including R&D expenses).

A further agreement entered into in January 1999 and finalized June 26, 1999, between Synergy Technologies Corporation (the 100% shareholder of Carbon
Resources Limited) and Texas T Petroleum Ltd. (a private Colorado corporation)
granted Texas T Petroleum the right to acquire 50% of the shares of Carbon
Resources Limited (and thereby acquire a 50% interest in the CPJ technology), in exchange for the payment to Synergy Technologies of $100,000 to acquire an option on the technology, US$1M towards development of the technology and the issuance of 2,000,000 Units of the common stock of Texas T Petroleum Ltd., each Unit consisting of one common share and one share purchase warrant. Synergy
Technologies Corporation advanced the $100,000 to Lanisco Holdings Limited which acquired 1,000,000 Units of Texas T Petroleum Ltd. at a deemed price of
$0.10 per share and registered these shares in the name of Lanisco Holdings Limited.
2,000,000 Units of the common stock of Texas T Petroleum and 2,500 shares of the common stock of Carbon Resources are held in escrow subject to Texas T successfully fulfilling the terms of the agreement.

At December 31, 1999, Lanisco, Carbon Resources and Texas T Petroleum Ltd. are working in co-operation to re-construct the 1/2 bbl/day pilot CPJ unit at laboratory facilities in Calgary, Alberta to permit testing of various heavy crude samples for potential licensees.

In addition, Lanisco, Carbon Resources and Texas T Petroleum have commissioned and received a detailed cost estimate for the construction of a 100 bbl/day pilot unit expected to commence construction in the Province of Alberta summer
2000.

Lanisco intends to generate annual revenues through the licensing of the CPJ technology to a variety of international corporations and host countries, and by the generation of royalty revenues from operational CPJ facilities.

NOTE 10 - SUBSEQUENT EVENTS

Pursuant to a private placement of its common stock pursuant to Regulation S commenced in December 1999at $0.50 per Unit. Each Unit consisted of one share of common stock and one warrant exercisable for a period of one year from the date of issue at $1.00 per share for each warrant exercised. In January 2000 a further
10,000 Units were sold in January 2000 for total proceeds of $5,000. A total of 63,000 Units were sold under the placement for total proceeds of $31,500.

Pursuant to a Financing and Security Agreement executed January 14, 2000 by and between Stone Canyon Resources Ltd. and Synergy Technologies Corporation
(collectively the "Borrowers") and James E. Nielson and Wood River Trust
(collectively the "Lenders"), in regard to a loan in the amount of $300,000.00 for allocation towards development of the 4 barrel SYNGEN demonstration facility, Stone Canyon Resources Ltd. has agreed to hold an equal amount of funds receivable by way of a refund from Natural Resources Canada, in trust as collateral for a period of 90 days following the initial start up of the SYNGEN demonstration facility, at which time the Lenders may choose either (i) to convert the loaned amount to shares of Synergy Technologies or (ii) a release of funds held in trust at which time Stone Canyon Resources Ltd. would receive the shares of Synergy Technologies Corporation.

Pursuant to a second Financing and Security Agreement executed January, 2000 by and between Stone Canyon Resources Ltd. and Synergy Technologies Corporation
(collectively the "Borrowers") and Caribbean Overseas Investment Ltd. (the
"Lender") under the same exact terms as disclosed above, a further $50,000 in loan proceeds was received.

In January 2000 Synergy approved the implementation of 3 stock option plans which had previously received shareholder approval, under which a total of 3,000,000 shares of common stock were reserved for exercise by directors, officers, advisory board members, employees and consultants at $1.00 per share for a period of 10 years from the date of grant. During February 2000 the Company filed with the Securities and Exchange Commission Registration Statements on Form S-8 in respect of these three (3) stock option plans. As of the date of this report a total of 80,000 options had been exercised.

In January 2000 Synergy approved the implementation of a Year 2000 Stock Award
Plan totaling 1,500,000 common shares under which certain employees and consultants may be granted shares or options to purchase shares at exercise price to be determined by the Board of Directors or its designees in exchange for bonafide services actually rendered to the Company to the period ended
January 31, 2000. During February 2000 the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 in respect of this Plan. As of the date of this report a total of 1,107,958 shares had been issued under this plan.

NOTE 11 - CASH FLOW INFORMATION

Supplemental Cash Flow Information - There were no cash payments for interest or income taxes during the years ended December 31, 1999 and 1998.

Noncash Investing and Financing Activities - As part of the August 1997 recapitalization agreement with Stone Canyon Resources Inc., the Company issued
2,901,007 common shares. During the year ended December 31, 1997, 4,539,162 shares of common stock were issued upon conversion of $453,916 of debt.

At December 31, 1998 the Company determined that the petroleum and natural gas interests it held with a historical value of $171,019 had no value and were written off as dry well expenses.

During the year ended December 31, 1999, the Company issued 138,000 shares of common stock upon conversion of $69,000 of accounts payable. In 1999, investor deposits of 202,500, which were received in 1998, were converted to 405,000 shares of the Company's common stock. The Company issued 63,801 common shares for petroleum and natural gas interests with a value of $34,022. At December
31, 1999, the Company determined that the petroleum and natural gas interests it held with a historical value of $551,191 had no value and were written off as dry well expenses.

