Form 10KSB/A
period 1999-12-31
SYNERGY TECHNOLOGIES CORP
filed 2000-05-22
CIK 1080634

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2 TO

|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
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

Aggregate market value of the voting stock held by
non-affiliates of  the Company as of May 8, 2000:  $
20,611,875                     (See Item 5).

Number of shares outstanding of the Company's Common
Stock, $0.002 par value, as of May 8, 2000:
13,625,600 (See Note 9 to the accompanying Audited
Financial Statements.

Documents incorporated by reference: NONE
Transitional Small Business Disclosure Format (check one): Yes__ No X

PART I

ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . -1-
General Description and Development of Business. . . . -1-
The Company's Business . . . . . . . . . . . . . . . . -5-
a.  Business of Carbon Resources Limited . . . . . . . -5-
1. The Heavy Oil (CPJ) Technology. . . . . . . . . . . -6-
               2.  The Process . . . . . . . . . . . . -6-
          b. Business of SynGen Technologies Limited . -7-
               1.  The Gas-To-Liquids (SYNGEN) Technology-8-
               2.  Standard System . . . . . . . . . . -9-
               3.  The Market. . . . . . . . . . . . . -9-
                    (a)  Shell Oil Company . . . . . . -9-
                    (b)  Exxon . . . . . . . . . . . . -9-
                    (c)  Statoil of Norway . . . . . .-10-
                    (d) Sasol. . . . . . . . . . . . .-10-
                    (e)  Syntroleum. . . . . . . . . .-10-
                    (f)  Syncrude Technology, Inc. . .-10-
               3.  An Alternative to LNG . . . . . . .-10-
               4.  The Environment . . . . . . . . . .-11-
               5.  Products and Applications . . . . .-11-
               6.  Technology Development. . . . . . .-12-
                    (a)  Phase One Development . . . .-12-
                    (b) Phase Two Development. . . . .-13-
          c.  Business of Stone Canyon Resources Inc..-13-
               1.  Oil and Gas Properties. . . . . . .-13-
                    (b)  Rose Creek Lease. . . . . . .-14-
                    (c)  Meadow Deep and D Sand Leases-14-
                    (d)  Wilson Creek Prospect . . . .-15-
     Other Requested Information . . . . . . . . . . .-16-

ITEM 2. DESCRIPTIONS OF PROPERTIES . . . . . . . . . .-17-
     Principal Plants and Other Property . . . . . . .-17-
     Oil and Gas Producing Activities. . . . . . . . .-18-

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . .-18-
     Bataa Oil, Inc. . . . . . . . . . . . . . . . . .-18-
     Boulder County Litigation . . . . . . . . . . . .-19-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS. . . . . . . . . . . . . . . . . . . . . . . .-20-

PART II. . . . . . . . . . . . . . . . . . . . . . . .-20-

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON COMPANYS
     COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . .-20-
     Stockholders. . . . . . . . . . . . . . . . . . .-20-
     Dividends . . . . . . . . . . . . . . . . . . . .-20-

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . .-24-
     (INDEX TO FINANCIAL STATEMENTS AND SUPPORTING
          SCHEDULES. . . . . . . . . . . . . . . . . . . . . . .-24-

ITEM 8.  CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . .-24-

PART III . . . . . . . . . . . . . . . . . . . . . . .-25-

ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND
     CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
     THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . .-25-
     Directors and Officers of the Company and its
          Subsidiaries . . . . . . . . . . . . . . . . . . . . .-25-
          a.  Management of the Company. . . . . . . .-25-
          b. Management of Stone Canyon Colorado (a
               wholly-owned subsidiary of the Company)
 . . . . . . . . . . . . . . . . . . . . . . . . . . .-26-
          c.  Management of Carbon Resources Limited .-27-
          d.  Management of SynGen Technologies Limited-27-
     Identification of  Significant Employees. . . . .-28-
     Family Relationships. . . . . . . . . . . . . . .-28-

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . .-28-
     Cash Compensation . . . . . . . . . . . . . . . .-28-
     Compensation Pursuant to Management Contracts.. .-29-
     Other Compensation. . . . . . . . . . . . . . . .-30-
     Compensation of Directors . . . . . . . . . . . .-30-
     Termination of Employment and Change of Control
          Arrangements . . . . . . . . . . . . . . . . . . . . .-30-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT . . . . . . . . . . . . . . . . . . . .-30-

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY
     TRANSACTIONS . . . . . . . . . . . . . . . . . . . . .-31-

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . .-33-


(a)  EXHIBIT INDEX . . . . . . . . . . . . . . . . . .-33-

SUPPLEMENTAL OIL AND GAS INFORMATION . . . . . . . . .-36-
ART I

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

Stone Canyon Colorado was incorporated on November 7,
1996, under the laws of the State of Colorado to acquire, explore and develop oil and gas resources in North
America. Since its incorporation on November 7, 1996,
Stone Canyon Colorado participated in a variety of activities as follows:

1. The acquisition of U.S. petroleum and natural gas lease rights in Colorado and Wyoming
2. The acquisition of Canadian petroleum and natural gas leases rights in the Province of Alberta
3.   The drilling of exploratory wells

On May 5, 1998, the Company, Carbon Resources Limited,
Laxarco Holding Limited and the Company's then-
controlling shareholder, Stone Canyon Canada, entered
into a share exchange agreement (the "First Laxarco
Agreement") whereby the Company was to acquire 75% of the
issued and outstanding shares of Carbon Resources
Limited, a company incorporated pursuant to the laws of
the Republic of Cyprus ("Carbon"), in exchange for the
issuance of 10,000,000 shares of the Company's common
stock.  Under the terms of the First Laxarco Agreement,
Stone Canyon Canada granted to certain shareholders of
Laxarco Holding Limited an option to acquire up to
3,000,000 shares of common stock of the Company held by
Stone Canyon Canada.  Pursuant to the terms of the First
Laxarco Agreement, an Escrow Agreement dated May 5, 1998
(the "Escrow Agreement"), was entered into by and between
the Company and Laxarco Holding Limited, a company
incorporated under the laws of the Republic of Cyprus
("Laxarco") whereby the 10,000,000 shares of the Company
issued pursuant to  the First Laxarco Agreement were put
into escrow  to be released upon the successful
completion of the gas-to-liquids technology under
development by Carbon. The certificates representing
seventy-five percent (75%) of the shares of Carbon were
also placed into escrow.   (See "-The Company's Business-
Business of SynGen Technologies Limited" below.) Under the terms of the Escrow Agreement, Laxarco has provided an irrevocable voting power of attorney to the Board of Directors of the Company until the 10,000,000 shares are released from escrow. The certificates representing seventy five percent (75%) of the issued and outstanding shares of Carbon were also placed into escrow. The First
Laxarco Agreement further allows that in consideration of Stone Canyon Canada granting to certain of the shareholders of Laxarco the option on 3,000,000 shares of the Company's common stock, Stone Canyon Canada would have the right to require the Company to transfer the shares of the Company's subsidiary, Stone Canyon
Colorado, to Stone Canyon Canada upon completion of the intended transactions between Laxarco and the Company under the First Laxarco Agreement . The First Laxarco
Agreement received shareholder approval on June 5, 1998.

 Carbon is  in the business of developing technologies.
Since its incorporation on April 10, 1998, and the name change to "Carbon Resources Limited" on April 28, 1998,
Carbon has participated in a variety of activities, as follows:

4. Acquired a proprietary technology for the conversion of gas-to-liquids (the "SYNGEN Technology")
5.   Conducted research and development of the SYNGEN
     Technology
6. Entered into an agreement for the acquisition of a proprietary technology for the upgrading of heavy oil (the "CPJ Technology") (the SYNGEN Technology and the CPJ Technology are referred to herein collectively as the "Technologies")
7. Established a laboratory facility for the testing and research and development of the technologies

On September 30, 1998, the Company and Carbon entered into a letter agreement with Stone Canyon Canada for the development of a 4 barrel per day SYNGEN demonstration facility in exchange for granting to Stone Canyon Canada the Canadian marketing and licensing rights to the SYNGEN
Technology.

On January 6, 1999, the Company, through Carbon, acquired the shares of Lanisco Holdings Limited, a company incorporated in the Republic of Cyprus ("Lanisco"), which holds the rights to acquire the CPJ Technology, a proprietary technology for the upgrading of heavy oil.
Under the terms of an agreement between Lanisco and the inventor of the technology, Dr. Pierre Jorgensen, whereby
Lanisco acquired such rights, Lanisco and/or Carbon must expend not more than $1,000,000 towards the development and commercialization of the CPJ Technology and must pay to Jorgensen a royalty of 65% of the proceeds received from any licensing fees or royalties derived from the CPJ
Technology net of all operating costs until payment of $1,000,000 at which time Jorgensen's royalty will revert to 35% of all proceeds received from any licensing fees or royalties, net of all operating costs. The agreement called for the shares of Lanisco to be transferred to Carbon upon execution of the agreement. The agreement also establishes a trust whereby Carbon's legal counsel will hold the assignment of the CPJ Technology until such time as the funding of the $1,000,000 for commercialization of the CPJ Technology has been completed. See below, "The Company's Business - Business of Carbon Resources Limited."

On January 8, 1999, the Company reached a verbal agreement with Texas T Petroleum Ltd., a Colorado oil and gas corporation ("Texas T Petroleum"), whereby Texas T
Petroleum received an option to negotiate the acquisition of up to 50% of the shares of Carbon in exchange for the payment of $100,000 cash and the expenditure of an additional $100,000 towards development of the CPJ
Technology. Synergy advanced $100,000 of such funds to Lanisco Holdings Ltd. for the purchase of 1,000,000 units of Texas T Petroleum. Each unit is comprised of one
(1) share of common stock and a warrant to acquire an additional share for $1.00 per share.

On February 12, 1999, the Company filed a Certificate of
Amendment with the Department of State of the State of Colorado changing its name from Automated Transfer
Systems Corporation to Synergy Technologies Corporation.
The name change was accepted by the State of Colorado on March 2, 1999.

On March 22, 1999, the Company, Stone Canyon Colorado (a wholly owned subsidiary of the Company) and Revival
Resources Ltd., an Alberta corporation, entered into an agreement whereby Stone Canyon Colorado acquired a 22.38%
APO interest an oil and gas property known as the Wilson
Creek Prospect, as well as Revival's respective interest in certain other development leases located in the Province of Alberta. See below " Business of Stone Canyon
Resources Inc." Under the terms of the agreement, the Company issued a total of 63,801 shares of common stock at a deemed value of US$0.53125 per share for total value of US$33,895 in full and final payment for the leases.

In May 1999, the Company became involved in litigation with certain founding shareholders regarding the purchase by the Company from certain founders of oil and gas lease interests in wells located in Colorado and Wyoming. The
Company later discovered that its interests in certain leases were lost due to a previously undisclosed arrangement made by the finder of the properties, who is also a founding shareholder and the operator of such leases. Prior to the commencement of this litigation, the Company had discovered that the value of these properties was far less than what had been represented. The Company made numerous requests for certain documentation and confirmations to its founding shareholder, who also was the operator and original purchaser of the leases. Due to the lack of response, the Company concluded that it had not received value for its shares and therefore the shares were wrongfully and illegally obtained. The
Company placed a stop-transfer order against all of the founders' shares in order to protect the interests of all shareholders. As a result, the operator and certain of the founding shareholders brought suit against the Company. See "ITEM 3. LEGAL PROCEEDINGS."

On June 20, 1999, Stone Canyon Canada concluded agreements with Natural Resources Canada's Industry
Energy Research and Development Program ("IERD") to secure a $700,000 CDN (approximately $483,000 US) repayable contribution towards the development of the 4-barrel per day SYNGEN demonstration facility. The contribution is repayable in full in the event that the SYNGEN Technology proves commercially viable. In such event, 10% of the revenues received per annum by Stone
Canyon Canada as a result of the implementation of the SYNGEN Technology will be paid to IERD until repayment in full. In the event that the technology does not prove commercially viable, no reimbursement to IERD shall be required. The obligation of repayment is solely Stone
Canyon's obligation and not the Company's. This funding program has also been used by Stone Canyon and the Company as collateral to obtain secured loans in the aggregate amount of $350,000, convertible into shares of the Company's common stock (as discussed in the last paragraph of this subsection of Item 1).

On June 25, 1999, Carbon, which at the time was 75% owned
by the Company, and Laxarco entered into an amendment to
the Assignment of Technology Agreement, by which Carbon
had obtained the proprietary rights to the SYNGEN
Technology.   The purpose of such Amendment was to
clarify Carbon's obligation regarding the construction and completion of a pilot unit utilizing the SYNGEN
Technology, the commercialization thereof and to confirm that neither party had committed any breaches of the original agreement. Such amendment specifically eliminated Carbon's obligation to raise $6 million U.S.
within one (1) year of the closing of the original transaction. Instead, Carbon must complete construction of a pilot unit utilizing the SYNGEN Technology by November 1, 2000. See below "Business of Syngen
Technologies Limited - Technology Development (a) Phase
One Development".

On June 25, 1999, the Company also entered into a second
share exchange agreement with Laxarco to acquire the
remaining 25% of the shares of Carbon owned by Laxarco in
exchange for the issuance of 3,000,000 shares of the
Company's common stock (the "Second Laxarco Agreement"),
thus making Carbon a wholly-owned subsidiary of the
Company.   The Company and Texas T Petroleum also agreed
with Laxarco that Laxarco shall have an exclusive right for thirty (30) days to offer to purchase the CPJ
Technology in the event the Company and Texas T Petroleum decide to no longer develop the CPJ Technology.

On June 25, 1999, the Company entered into an Amended and
Restated Escrow Agreement whereby the 3,000,000 shares of
the Company issued under the Second Laxarco Agreement
were added to the Escrow Agreement (the "Amended Escrow
Agreement").  The Amended Escrow Agreement calls for
Laxarco to deliver an irrevocable power of attorney in
favor of the Board of Directors of the Company to vote
such 3,000,000 shares until such time as they are
released from escrow.   The Amended Escrow Agreement
further sets forth the events upon which the 10,000,000 and the 3,000,000 shares of the Company will be released to Laxarco. The 10,000,000 shares will be released upon the earlier of the: (i) prove-up of the SYNGEN
Technology; and (ii) the receipt of an independent report attesting to the commercial viability of the CPJ
Technology. The 3,000,000 sh res will be released upon the latter of the two (2) events. The release of any of the shares is further conditioned upon the Company receiving perfection of title to the subject Technology.

            On June 25, 1999, the Company incorporated
SynGen Technologies Limited pursuant to the laws of the Republic of Cyprus and transferred its interest in the SYNGEN Technology from Carbon to SynGen Technologies
Limited. As a result, all of the outstanding shares of SynGen were placed into escrow and all of the outstanding shares of Carbon were released to the Company.

 On June 26, 1999, the Company executed a share exchange agreement with Texas T Petroleum, whereby Texas T
Petroleum will acquire fifty percent (50%) of the issued and organized shares of Carbon in exchange for the issuance of 2,000,000 units of Texas T Petroleum, each unit consisting of one share of common stock and one share purchase warrant entitling the holder to purchase one additional share of Texas T Petroleum common stock at $1.00 per share within two years from June 25, 1999, and the payment of $900,000 by Texas T Petroleum for the development of the CPJ Technology.

On January 14, 2000, the Company and Stone Canyon Canada
entered into a Financing and Security Agreement with Mr.
James E. Nielson and Wood River Trust, whereby Stone
Canyon Canada received a loan in the amount of $300,000
U.S., repayable from the proceeds received by Stone
Canyon Canada under the IERD grant program discussed
above.   As part of the terms thereof, the Company has
granted each of the lenders the right to convert any part
of their respective portion of the principal of the loan
into restricted shares of its common stock at a deemed
price of $0.50 U.S. per share.  The lenders will have the
right to include such shares in any appropriate
registration statement filed by the Company with the
Securities and Exchange Commission.  Upon exercise of
such conversion right, all interest accrued on the
converted principal loan amount shall be automatically
forgiven.  Such right must be elected no later than
ninety (90) days from the initial start-up of the
Company's SYNGEN reactor under construction in the
Province of Alberta.  Upon exercise by any of such
lenders of  their right to convert, they shall also
receive a warrant to purchase the same number of shares
at a price of $1.00 per share.   Such warrant must be
exercised by December 15, 2002.

Pursuant to a second Financing and Security Agreement executed in January 2000 between, Stone Canyon Canada, the Company and Caribbean Overseas Investment Ltd., under the same terms as disclosed in the immediately preceding paragraph, a further $50,000 US in loan proceeds was received.

The Company's Business

The Company's principal place of business is 335 - 25th
Street, S.E., Calgary, Alberta, Canada, T2A 7H8.

The Company, through its subsidiaries, also maintains offices in Houston, Texas, London, England and underwrites projects in Orleans, France. See "ITEM 1.
DESCRIPTION OF PROPERTIES."

The Company conducts its operations through its wholly-owned subsidiaries, Carbon, Lanisco, Stone Canyon
Colorado and SynGen Technologies Limited. (See -"General
Description and Development of Business".)

     a.  Business of Carbon Resources Limited

In 1998 and 1999, Carbon  acquired the rights to own and
develop two (2) unique proprietary technologies - the
SYNGEN Technology and the CPJ Technology.  See "ITEM 1 -
DESCRIPTION OF BUSINESS - Other Requested Information -
Patents."   After the Company's acquisition of Carbon, it
believed it was advantageous to transfer the SYNGEN
Technology into a separate wholly-owned subsidiary, SynGen Technologies Limited. See " - Business of SynGen
Technologies Limited" below.

          1. The Heavy Oil (CPJ) Technology

(a) Background of the Technology

The CPJ Process was invented and developed by Dr. Pierre
Jorgensen, a retired French process engineer who spent his career dealing with the fluid catalytic crackers, cokers, visbreakers, and bottom of the barrel refinery economics. Once retired, he spent years at Orleans
University to obtain a PhD. At his own expense, he funded the experimental work on this process, which was the basis of his doctoral thesis. The objective of Mr.
Jorgensen's experimental work was to show that not only could his process upgrade heavy oil to a valuable light oil, but also to show that his process could replace the fluid catalytic cracker, coker, hydrocracker and visbreaker processes of a typical refinery. As a practical process engineer, Mr. Jorgensen typically compares his process results with those observed in commercial practice on the same raw materials. He has made test runs on atmospheric bottoms, vacuum tower bottoms, and waste lube oil for re-refining purposes.
Mr. Jorgensen's pilot plant was in operation in Orleans during 1989-1990 and was reassembled in Orleans in 1999 for evaluation of potential client oil samples.

As stated above, Dr. Jorgensen set out to show that his process was a suitable replacement for processing bottom of the barrel oils. Accordingly, much of his comparison studies were to compare his process against conventional processing for various heavy feeds. The Company believes that the CPJ Process produces a greater volume of desirable middle distillate fractions than do the conventional processes. The CPJ Process converts most of the feed into products that can be recovered via atmospheric distillation alone or marketed as an upgraded crude oil.

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

Key Words Denoting Characteristics of the Technology

Conservative H/C ratio.
No Hydrogen rejection
No limitation on metals, sulfur, nitrogen, or water on
feed.
Quick mechanical-energetic activation of reaction by:
Blending shearing nozzle transferring energy from steam
(or gases such as CO2) to feed.
Feed preheated to just under natural thermal cracking
conditions, avoiding coke deposits in the furnace.
Controlled breaking of heavy molecules into two equal
parts (avoiding gas production) and, furthermore,
negligible hydrogen is rejected.
Rapid stabilization of final products in a void
pressurized reactor soaker (without catalyst or trays).
Little or no coke production. Only small production of
friable soot deposits extracted, giving a soft powder,
which is entrained in by-products (heavy gas oil or heavy
fuels).
Mixer-decanter-extractor operating at near atmospheric
pressure to separate final products and recycle streams.
No Vacuum operation required for separation of
hydrocarbons.
Hot Extractor produces polyaromatic products with high
metals content that results in the demetallization of the
feed and avoids strong metals deposit on the reactor
soaker wall from the recycle.
The decanted liquid water contains an extraction of
metals, potential ash sediments, and sulfurous compounds
 .
Due to water, final primary products are produced in
stable but easy to break oil-water emulsions.

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

SynGen Technologies has access to a proprietary Fischer-
Tropsch process developed in Russia. Fischer-Tropsch processes have been used for over fifty years in Russia and considerable R & D efforts have been expended to improve catalysts. Typical Fischer-Tropsch processes produce wax from syngas in addition to the desired middle distillates. A catalyst to limit wax formation would result in improved yield and reduced Fischer-Tropsch
CAPEX and OPEX, resulting in a more economically attractive process. The catalyst technology available through SynGen Technologies limits hydrocarbon chain length, preventing wax formation and producing hydrocarbons in the diesel jet fuel range. SynGen
Technologies believes its licensed catalyst technology will be state of the art as compared to other available catalysts.

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

          4.  An Alternative to LNG

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

          5.  The Environment

In many countries of the world, associated gas from crude oil production is vented or flared due to the lack of an economic sales opportunity creating environmental concerns. These emissions contribute substantially to the global warming effect, as unburned hydrocarbons and CO2 (considered greenhouse gases) are released into the atmosphere, and efforts are being pursued on a global basis to reduce these emissions.

          6.  Products and Applications

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

          7.  Technology Development

The terms of the First Laxarco Agreement committed the Company to fund the phase one and phase two development of the gas-to-liquids Technology of which Carbon held a 100% interest, subject to the payment of 25% of the revenues attributable to the licensing of gas-to-liquids
Technology to Laxarco. The Company was required to fund a total of $6,000,000 over the entire project.

               (a)  Phase One Development

Phase One development of the SYNGEN Technology was on-going in Orleans, France. On September 30, 1998, the
Company executed a letter agreement  with Stone Canyon
Canada whereby Stone Canyon Canada has agreed to construct a 4 barrel ("bbl") per day demonstration facility in Alberta, Canada to showcase the SYNGEN process in return for the Canadian marketing and licensing rights to the process. The Company and Stone
Canyon Canada contracted the services of Bower Damberger
Rolseth Engineering Ltd., an Alberta corporation, in early 1999 to prepare the mechanical design for the 4bbl/day facility and prepare a capital cost estimate.
In late 1999, the Company contracted with Nordic
Engineering to complete the engineering of the 4 barrel per day facility, including certain design modifications.

            In January of 2000, Beau Canada Exploration
Ltd., an Alberta corporation, and the Company executed a
letter agreement whereby it will  provide the Company
with a site location where the 4 barrel demonstration
unit could be installed into existing infrastructure.  In
consideration for this Beau Canada Exploration Ltd. was
granted 100,000 stock options for exercise at $2.25 per
share.  Subsequently the Company has been informed that
Beau Canad Exploration Ltd. has sold the site location to
AltaGas Services Inc.   It is the Company's understanding
that Beau Canada Exploration Ltd. assigned the letter agreement to AltaGas Services Inc. with whom the Company is finalizing definitive agreements for locating and operating the demo unit.

Total capital costs, inclusive of the value assigned to Beau Canada infrastructure, is expected to be $3.5 million CDN (approximately $2,411,500 based on the average US dollar exchange rate).

The facility has been designed to include a SYNGEN reactor to produce sufficient synthesis gas from natural gas for feedstock for a 4 bbl per day capacity Fischer-
Tropsch Unit.  Test runs will be conducted for a minimum
90 day period to determine optimum operating parameters for the overall process. The Fischer-Tropsch process is a proven process, however, SynGen Technologies will be using a proven hydrocarbon chain limiting catalyst supplied under license from the Novocherkassk Plant of Synthetic Products near Rostov, Russia. SynGen
Technologies is of the opinion that operation of its SYNGEN/Fischer Tropsch demonstration plant will allow for its technical personnel to gather data and modify the process resulting in greater improved efficiencies and/or operating parameters for the SYNGEN process. SYNGEN expects a further 30 days from the end of the test period will be required to compile test data and prepare a report presenting results. Stone Canyon Canada has advised the demonstration plant should be ready to commence testing in mid-2000. In addition, various other applications for the SYNGEN reactor, including hydrogen generation for fuel cells, will be tested.

As of June 20, 1999, Stone Canyon Canada advised the
Company that it had received from a Canadian governmental organization, a $700,000 CDN (approximately $483,000
U.S.) award to be used towards the funding of the 4 bbl per day demonstration plant. The award came from the Industry Energy Research and Development Program of
Natural Resources Canada, a Canadian Government's premier organization devoted to the development of clean, energy-saving technologies. The award comprises 25% of allowable costs of the demonstration plant and will be repayable by Stone Canyon Canada at a low interest rate upon commercialization of the SYNGEN process.

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


     c.  Business of Stone Canyon Resources Inc.

Stone Canyon Colorado, the Company's wholly-owned subsidiary, was incorporated in Colorado on November 7, 1996, with the objective of acquiring and developing oil and gas properties. On November 24, 1997 Stone Canyon
Colorado became a wholly-owned subsidiary of Automated
Transfer Systems Corporation. Stone Canyon Colorado holds minimal interests in certain oil and gas leases in Colorado and Wyoming and in the Province of Alberta, Canada. The Company has determined to make any further expenditures on exploration and development of its oil and gas leases. The Company has verbally offered to Stone Canyon Canada the shares of Stone Canyon Colorado.
The Company expects to conclude the disposition of the shares during the second quarter in fiscal year 2000.

          1.  Oil and Gas Properties

(a)  Hell's Canyon Lease

In 1997 Stone Canyon Colorado acquired  a 5% interest in
720 acres in Wyoming known as the Hell's Canyon Lease.
The Hell's Canyon lease is in northeastern Wyoming. The acreage is located in Sections 16 and 9, Township 52
North, Range 70 W6M, in Campbell County, Wyoming. The lease area purchased encompasses 1 and 1/8 Sections in total and has the spacing to provide three to five well sites.

In November 1997 Stone Canyon Colorado participated in the drilling of the first exploratory well on the Hell's
Canyon Lease. Based on geological information on the prospect provided by the operator, Bataa, Oil, Inc., on additional information the Operator determined the optimal well site location to be in the NENW of Section
16. Geological reports prepared for the Operator indicated that should the first test well encounter in excess of 50 feet of Minnelusa sandstone then the resulting field could accommodate four to five productive wells.

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

                    (b)  Rose Creek Lease

Stone Canyon Colorado acquired a 15% interest in the Rose
Creek Leases, which are located 16 miles west of Meeteetse, Wyoming and 25 miles south of Cody, Wyoming, encompassing all or part of 9 Sections in Townships 48 and 49 North, Range 103, W6M for a total of 2,808 acres.
The Company participated in the drilling of the first test well on this lease in April 1997. The operator, Bataa Oil, Inc., situated the well site for the State 32-
3 well on what was believed to be the highest point of the northeast-southwest of the Phosphoria and Tensleep formations at an optimal position of approximately 4,500 ft.

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

Under the terms of the agreement Stone Canyon Colorado
was required to pay 100% of the drilling and completion
costs attributable to a 33.57% interest in the first test
well drilled on the land to earn their working interest.
Stone Canyon Colorado committed to drill a test well to a
total depth of 2,250 metres to earn a 33.57% interest in
the well before pay out.   The first test well was
drilled in March of 1998. Completion attempts produced flow rates below those anticipated by the Operator.
Stone Canyon Colorado will then hold small percentage interests in the Wilson Creek leases, some of which will expire in year 2000.

Stone Canyon Colorado and the Company executed an agreement with Revial Resources Ltd. effective March 22,
1999, to acquire Revival's 22.38% after-payout interest in the Wilson Creek Prospect as well as its respective interests in certain other development leases located in the Province of Alberta. Under the terms of the agreement, theCompany issued a total of 63,801 shares of common stock at a deemed value of $0.53125 per share for total value of $33,895 in full and final payment for the leases.

On March 1, 2000 Stone Canyon Colorado received notice
from the operator of the Wilson Creek leases of its
intent to abandon the 14-34 well which had been completed
in September 1998.   Stone Canyon Colorado concurred with
this decision and has been advised that the total contingent liability with respect to the abandonment of the well in respect of their 33.57% interest is $16,965.US. Stone Canyon Colorado anticipates abandonment activity will be completed in second quarter of fiscal year 2000. Stone Canyon Colorado will then hold small percentage interests in the Wilson Creek leases, some of which will expire in year 2000.

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

          (2)  14 Rue Jean Moulin
          Orleans, France

          The Company rented this property for $1,038 US per month. This property includes 2,000 square feet and the Company uses these facilities for its research laboratories where it tests and develops its CPJ and SYNGEN Technologies.
          Subsequent to December 31, 1999, the Company, due to the lab space leased at the Calgary facilities, decided to shut down the laboratories at the Orleans facility and move to its Canadian facility. As of May 15, 2000, the transfer was completed.

          (3)  5215 Spanish Oak
          Houston, Texas 77066

          This space is made available to the Company in connection with its consulting agreements with Glidarc Technologies.

          (4) 8 Bellevue Road
London, England  SW177EG

     This space is made available to the Company in connection with its consulting agreements with Dow's
     Port Technical Services.

Oil and Gas Producing Activities

          See "ITEM 1. DESCRIPTION OF BUSINESS -  The
          Company's Business - Business of Stone Canyon
          Resources Inc. - Oil and Gas Properties."

ITEM 3.  LEGAL PROCEEDINGS

Bataa Oil, Inc.

During 1996, Stone Canyon Colorado purchased interests in certain of the leasehold properties described above in
ITEM 1. DESCRIPTION OF BUSINESS - The Company's Business-
Business of Stone Canyon Resources Inc.  Through December
31, 1997, Stone Canyon Colorado paid $458,080 for acquisition costs and development costs associated with such interests. Such amount was paid to Bataa Oil, Inc., by the founding shareholders of Stone Canyon Colorado, and Stone Canyon Colorado paid such amount to the founding shareholders. Bataa Oil, Inc. served as operator of each lease. Stone Canyon Colorado also issued a total of 1,700,000 shares of its common stock to the founders of Stone Canyon Colorado, including 411,842 shares of its common stock to Bataa and Bataa's designees and 63,910shares to Richard and Anita Knight as part of the consideration for such properties, which shares were issued for shares of the Company as part of the share exchange agreement in 1997 with the Company and Stone
Canyon Colorado.

Stone Canyon Colorado and the Company contend that Bataa represented to Stone Canyon Colorado and/or its affiliates that the price for these properties was set as the price paid by Bataa for the same. Stone Canyon
Colorado and the Company have since learned that Bataa's cost for these properties were far less than the amount charged by Bataa. The Company has questioned the form of legal title taken for the properties as well as adequate documentation and disclosure of all underlying obligations, liabilities and arrangements relating to the properties, between Bataa Oil, Inc. and the vendors. The
Company has also learned that some of these leases have been forfeited due to a failure to meet a drilling obligation imposed by G & H Production. The Company was not apprised of such obligations of prior to acquisition of its interest in the leases. The Company has been advised by legal counsel that the issuance of the shares to Bataa Oil and its designees was without the kind, amount or form of consideration as authorized by the Board of Directors and could therefore be deemed to be an invalid issuance. In order to protect the interests of all shareholders, the Company has therefore placed a "stop transfer" with the transfer company against all of the founders shares, including the shares issued to Bataa and Bataa's designees and Richard and Anita Knight.

As a result of this dispute, in May 1999, Bataa Oil, Richard and Anita Knight and certain others filed a complaint in the District Court, County of Denver, in the State of Colorado (Case No. 99CV3482) against the
Company, its wholly-owned subsidiary, Stone Canyon
Colorado and Stone Canyon Canada, which was previously the Company's sole controlling shareholder. The original complaint asserted only one claim (breach of fiduciary duty and mandatory injunction) against the Company to compel it to remove restrictive legends from the plaintiffs' shares of the Company's common stock. The plaintiffs have amended their complaint twice, and as a result, have named additional defendants to this lawsuit, including members of the Company's Board of Directors, the Company's transfer agent (Holladay Stock Transfer
Inc.) and other individuals. The plaintiffs' second complaint also includes causes of action for conversion, civil conspiracy and unjust enrichment. The
Company's Answer and Counterclaims denied all material allegations, asserted numerous affirmative defenses and asserted counterclaims against Plaintiffs Batta Oil, David Calvin and/or Richard and Anita Knight for an accounting, fraud, intentional misrepresentation, breach of fiduciary duty, damages and punitive damages.

The Company disputes the allegations made by the plaintifs, claims they are untrue and is vigorously defending this lawsuit.

Boulder County Litigation

On January 27, 2000, the Company and Texas T Resources,
Inc., a Canadian corporation, filled an action in Boulder
County District Court, Colorado, (Case No. 2000 CV 131) against Bataa Oil, its owner Mr. David Calvin and other individuals, asserting claims for defamation (Libel or Slander Per Se and Libel or Slander Per Quod), civil conspiracy, international interference with prospective business or economic advantage, injunction and punitive damages. With regards to the Company, these claims are based on events that occurred primarily in December
1999, in which the named Defendants, acting on their own behalf or on behalf or Bataa Oil, Inc., made several false and defamatory statements concerning the Company and/or individuals identified by them as "principals" of Synergy to market analysts, government agencies, elected officials and private entities such as the NASD. The
Company believes the purpose of these statements were in general to interfere with and damage the business of the Company and in particular to convince at least one market analyst to reverse his "buy" recommendation to a "sell" recommendation on Synergy stock.

The Company sought and received a Temporary Restraining
Order against Defendant  David J. Calvin and Defendant
Bataa Oil, Inc., as well as, by applicable rule, anyone acting on behalf of Bataa Oil, Inc. to stop any further publication of such false and defamatory statements. By stipulation between the parties and subsequent Order of the Court, such Temporary Restraining Order became a Preliminary Injunction which will remain in effect until the trial in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of securityholders.

PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON COMPANY'S
COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Stockholders

As of March 2, 2000, the Company had 1,559 shareholders of record of its common stock reflected on its March 2, 2000 shareholders list.

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

     In November 1998, the Company commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per Unit. Each Unit consisted of one share of common stock and one warrant exercisable at any time two (2) years from the date of issue at $1.00 per share for each warrant exercised. The Company completed this offering of 1,500,000 Units in April 1999 for a total value of $750,000. The Company issued
957,000 Units for cash of $478,500, 138,000 Units as
compensation for services valued at $69,000 and 405,000
Units as conversion of debt from investor deposits in the amount of $202,500. No commission fees or other selling expenses were paid. Subsequent to year end, the Company offered to certain subscribers under the aforementioned
Rule 504 private placement the option of canceling the warrant portion of the subscribed for Units and participating in an offering of new Units made pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933
("Regulation S"), with each Unit consisting of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two (2) years from the time of subscription. The Company has agreed to keep the offering open until either fully subscribed or April 2001 which would be the expiration date of the warrants under the Rule 504 private placement. The prices of these new Units is $1.00, which is the same price as the share purchase warrants that have been canceled. On January 19, 2000, 100,000 of these new
Units were subscribed for. Subsequent to period ended
March 31, 2000, the Company accepted this subscription.

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

On January 19, 2000, the Company commenced a private placement of shares of its common stock pursuant to Regulation S. Subsequent to the period ended March 31,
2000, the Company accepted subscriptions to this offering for the sale of 100,000 shares at $1.00 US per share. No commission fees or other selling expenses were paid.

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

LIQUIDITY

Cash flows from continued operations during 1999 and 1998
reflect new cash used of $(253,709) and $(663,569) respectively while cash flows used by investing activities for the same periods were $(243,191) and $(90,690), and cash flows provided by financing activities were $487,843 and $770,161, respectively.

At December 31, 1999 and 1998 the Company had working capital of $(1,351,796) and $(618,138), respectively. If the Company should generate an operating loss for 2000 comparable to the loss incurred for 1999, its working capital could be negatively impacted. However, the Company anticipates that its ongoing financings in conjunction with ongoing development which will bring potential funding partnerships will generate sufficient revenues to meet operating expenses. If the Company's operating expenses for fiscal year 2000 are significantly greater than that of fiscal year 1999, and the Company is unable to complete further financing or to find joint venture partners for its technologies then the Company will not have sufficient funds to meet its cash and operating expense requirements.

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

ASSETS

As at December 31, 1999 the Company had total assets of $
182,191 compared to total assets of $764,542 at December
31, 1998. This represents a decrease of $212,843 which is attributable to the Company's write-off of the Company's petroleum interests for the fiscal year. The assets are comprised of an investment of $100,000 from Texas T Petroleum for an option to negotiate the acquisition of up to 50% of the shares of Carbon, $32,067 account receivable from Stone Canyon Canada, which shares two common officers and directors with the Company, $3,082 in cash, other receivables of $21,285, prepaid expenses of $23,912, and office equipment of $1,845.

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

The Company's net operating loss for 1999 increased by 10% due to increases in drilling operations, general and administrative, and professional fees. The Company's loss from continuing operations in 1999 was $1,814,752, compared to a loss of $881,430 in 1998.

The Company's operating expenses were comprised primarily of oil and gas drilling costs and the write off of oil and gas assets of $551,191, technology development of $764,857, and general and administrative expenses of $725,704. The Company's working capital could be negatively impacted in fiscal year 2000 by operating expenses and the Company may not be able to continue operations unless it can raise further funding.

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

ITEM 7.   FINANCIAL STATEMENTS

The following documents are filed as a part of this report:

Financial Statements: (See Financial Exhibits Index below and Financial Exhibits furnished as Pages F-1 through F-
14 at the end of this report).

(INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES)
                                              Page

Report of Independent Public Accountants F-3

Financial Statements:

Consolidated Balance Sheet -  Dec. 31, 1999 F-4

Consolidated Statements of Operations - For the Years
Ended
  December 31, 1999 and 1998 and for the Period from November 7,
  1996 (Date of Inception) to December 31, 1999F-5

Consolidated Statement of Changes in Stockholders' Equity
(Deficit)
  For the Cumulative Period from November 6, 1996 (Date of Inception) through
  December 31, 1999F-6

Consolidated Statement of Cash FlowsF-7

Notes to Consolidated Financial StatementsF-8-16

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

The decision to change accountants was approved by the Company's Board of Directors. During the Company's two
(2) most recent fiscal years (of which Sarna & Co.
audited only the 1998 fiscal year) and during all subsequent interim periods preceding Sarna & Co.'s dismissal, there were no disagreements between the Company and the former accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Cameron Haworth    39         President/Director     12/97 to Present

James Shone        25         Director               12/97 to Present

Jacqueline
Danforth           27         Secretary/Director     12/97 to Present

John Gradek        47         Director               9/99 to Present


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

Ms. Jacqueline Danforth - Secretary/Treasurer, Director
Ms. Danforth,  has been an officer  of the Company since
December 1, 1997, has been a director of Carbon since May
22, 1998 and a director of SynGen Technologies Limited
since June 25, 1999 and a director of Lanisco Holdings
Ltd., since August 1999.  Ms. Danforth  has spent the past
several years in the employ of publicly traded companies.
Ms. Danforth provides contract administrative and
accounting services to these companies and is familiar with
all aspects of day to day administration including public
reporting requirements under Canadian regulatory rules.
Ms. Danforth has recently expanded her duties to include a
stronger focus on the oil and gas sector and has attended
numerous courses and seminars offered by CAPL and the
University of Calgary to familiarize herself with the
industry.    Ms. Danforth has been an officer of Stone
Canyon Canada from November 14, 1996 to date. Ms. Danforth is currently completing her studies to become a certified general accountant.

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

          b. Management of Stone Canyon Colorado (a wholly-owned subsidiary of the Company)

Directors and Officers of Stone Canyon Colorado are as follows:

Name			           Age		       Title		               Term of Service

Cameron Haworth    39         President/Director     1/98 to Present

James Shone        25         Director               1/98 to Present

Jacqueline
Danforth           27         Secretary/Treasurer/
                              Director               11/96 to Present


For information on Cameron Haworth, Jacqueline Danforth and James Shone, see "Management of Synergy Technologies
Corporation", above.

c.  Management of Carbon Resources Limited

Directors and Officers of Carbon Resources Limited are as follows:

Name	 		           Age		Title	      Term of Service

Thomas E. Cooley   58		Director		   5/98 to Present

Jacqueline
Danforth           27  Director     5/98 to Present

Dema Consultants
Ltd.			             -  Secretary    5/98 to Present


Thomas Cooley, P.E.- Mr. Cooley has been a director of Carbon since May 1998 and has been the President and a director of SynGen Technologies Limited since June 25,
1999.  Mr. Cooley is the former President of Kvaerner
Membrane Systems, a company which supplies polymeric membrane based systems worldwide for CO2 removal. A well regarded process engineer, he pioneered the use of membranes for natural gas treating and has been active in the field for over 20 years. Mr. Cooley received his B.S.
in Chemical Engineering from Rice University and is a registered P.E. in both Texas and Alberta. He is often referred to as the "father of natural gas treating membranes". Mr. Cooley holds three U.S. patents. Mr.
Cooley is an officer and director of Media Dreams, dba
Glidarc Technologies (see " CERTAIN RELATIONSHIPS AND
RELATED PARTY TRANSACTIONS")

Dema Consultants Ltd., a Cyprus corporation, is the registered secretary of Carbon.

For information on Jacqueline Danforth, see "Management of Synergy Technologies Corporation", above.

d.  Management of SynGen Technologies Limited

Directors and Officers of SynGen Technologies Limited are as follows:

Name           			Age		Title		                   Term of Service

Thomas E. Cooley   58		President/Director	        6/25/99 to Present

Jacqueline
Danforth           27  Director                   6/25/99 to Present

Dema Consultants
Ltd.			            -   Secretary                  6/255/99 to Present


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

Identification of  Significant Employees

Dr. Albin Czernichowski   Dr. Czernichowski, who is the co-
inventor of the SYNGEN process, currently teaches and performs his research as the 1st class professor at the University of Orleans (France). A graduate in Chemical
Engineering at the Technical University of Wroclaw
(Poland), he also received his Ph.D. and Habilitation grades in Physical Chemistry and then the full professor position (1979). For almost 40 years he has been involved in different fields of Plasma Chemistry. Supervisor of 21
Master's and 18 Ph.D theses, he is the author of 6 monographs and textbooks, 63 papers published in scientific journals, 155 other papers (conferences, communications), 30 patents and more than 62 reports. For the past 10 years he has been developing plasma reactors for hydrocarbon conversion processes such as heavy hydrocarbons cracking and hydrogenation, light hydrocarbons cracking, reforming or partial oxidation in order to produce H2, CO, C2H2, C2H4 as well as the hydrogen sulfide destruction and its full or partial alorization for oil & gas industry and geothermy.
Work related to environmental clean up has included such applications as VOC abatement in flue gases, flue-gas SOX or NOX reduction to elements, soot after-burning, and CO2 dissociation.

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

 SUMMARY COMPENSATION TABLE OF EXECUTIVES
 ----------------------------------------

                                      Annual Compensation


(a)                    (b)       (c)          (e)                 (i)
Name and Principal     Year     Salary ($)    Other Annual        Other
Position                                      Compensation

Jacquie Danforth      1997       0            0                   0
Secretary,
Treasurer and
Director

Jacquie Danforth      1998      2,070         0                   0
Secretary,
Treasurer
and Director

Jacquie Danforth      1999      0             0                   0
Secretary,
Treasurer
and Director

Cameron Haworth       1997       0            0                   0
President/Director

Cameron Haworth       1998       0            0                   0
President/Director

Cameron Haworth       1999       0            0                   0

Thomas Cooley,        1998      81,666.62*    0                   $932
President/Director
of Syngen
Technologies
Limited and
Director of Carbon
Resources Limited

Thomas Cooley,        1999      8,000.00    0                     172,000
President/Director
of SynGen
Technologies
Limited and
Director of Carbon
Resources Limited


* There remained an unpaid balance due to Mr. Cooley of $23,333.32 as of December 31, 1998 which was settled in full prior to the date of this filing.


  Compensation Pursuant to Management Contracts.

Ms. Danforth receives $4,000.00 per month for administrative services.
Mr. Cooley receives compensation for his services through a consulting agreement between the Company and Glidarc Technologies (see " - CERTAIN ELATIONSHIPS AND RELATED PARTY TRANSACTIONS").

  Other Compensation - None; no stock appreciation Rights or warrants exist.

  Compensation of Directors

The Company did not pay any compensation services provided as directors during the fiscal year ended December 31, 1999.

  Termination of Employment and Change of Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Beneficial owners of five percent (5%) or greater, of the Company's Common Stock based upon 26,640,142* shares issued and outstanding as at May 8, 2000. (This figure does not include 1,683,000 unexercised share purchase warrants.)
No Preferred Stock is outstanding as of the date hereof.

Title            Name and        Amount and            Percent
of               Address of           Nature of         of
Class            Beneficial Owner    Beneficial Owner  Class


Common shares    Laxarco Holding     13,000,000**      48.8
                 Limited             Held directly
                 2 Sofouli Street,
                 Nicosia
                 Cyprus 1522



* This figure includes $1,700,000 founders' shares against which the Company has placed a stop transfer order . See
"ITEM 3 LEGAL PROCEEDINGS" .

** All of these shares are held in escrow pending the Technologies becoming commercially viable. See "ITEM
       1 DESCRIPTION OF BUSINESS - GENERAL DESCRIPTION AND
       DEVELOPMENT OF BUSINESS,.

(b) The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of May 8, 2000.

Title            Name and          Amount and            Percent
of               Address of         Nature of            of
Class            Beneficial Owner   Beneficial Owner     Class


Common shares    Thomas Cooley-     467,000 shares       1.75%
                 Director and       owned directly
                 Officer of
                 SynGen
                 Technologies
                 Limited and
                 Director of
                 Carbon
                 Resources
                 Limited (1)
Common           Cameron Haworth (2) 257,000 shares     1.0%
                                     owned directly


Common           James Shone         118,216 shares      .4%
                 Director of         owned directly
                 Synergy
                 Technologies
                 Corporation and
                 Stone Canyon
                 Colorado Inc. (3)

Common           Jacqueline Danforth   435,357:70,500      1.6%
                 Director and          shares owned
                 Officer of Synergy    directly; 114,857
                 Technologies          beneficially owned
                 Corporation,          by Argonaut Management
                 Carbon Resources      Group, of whom Jacqueline
                 Limited, SynGen       Danforth is the sole
                 Technologies          shareholder. officer and
                 Limited and Stone Canyon   director
                 Colorado (4)


Common shares                          1,277,572 shares    4.8%
held by
directors and
officers as a
group



FN 1These shares are owned jointly by Mr. Cooley and his wife, Carolyn Cooley FN 2 This number of shares includes options for 250,000 shares which Mr. Haworth has the right to acquire within (60) days
FN 3This number of shares includes options for 100,000 shares which Mr. Shone has the right to acquire in sixty 60) days
FN 4 This number of shares includes options for 250,000 shares which Ms. Danforth has the right to acquire within (60) days

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

 During the fiscal year ended December 31, 1999, Synergy Technologies was charged US$60,000 for management services (1998 - $60,000) and US$15,000 for rent (1998 - $4,500) by CMJ Consulting Ltd, a private Alberta corporation which shares a common officer and director to both Synergy Technologies Corporation and its wholly owned subsidiary, Stone Canyon Resources Inc. In addition, during the 1998 fiscal year, CMJ Consulting advanced to Synergy investor deposits totaling US$156,500, which amount remained outstanding as at December 31, 1998. During fiscal 1999, CMJ Consulting advanced an additional US$31,383 to Synergy and converted US$166,000 of the outstanding investor deposits to 332,000 shares of the common stock of Synergy at $0.50 per Unit under a Regulation D Offering. A further $69,000 from the outstanding accounts payable was also converted to 138,000 shares of common stock of Synergy at $0.50 per Unit under the Offering to February 17, 1999. CMJ purchased an additional 124,686 common shares of Synergy Technologies under the Offering for US$62,343 in April 1999. As at December 31, 1999 an amount of $13,143 of investor deposits (1998 - $156,500) and $76,861 recorded in the Synergy's accounts payable (1998 - $64,618) remained due to CMJ Consulting Ltd. Please note the accounts payable figures reported above include certain invoiced expenses incurred during the general course of business.

To the fiscal year ended December 31, 1999, Stone Canyon Resources Inc. (a wholly owned subsidiary of Synergy Technologies) was charged $18,000 US for management services (1998 - $18,000) and $2,021 for rent (1998 - $1,516) by
CMJ Consulting Ltd. As at December 31, 1999 an amount of $43,115 (1998 - $19,926) recorded in Stone Canyon Resources Inc.'s accounts payable remained due to CMJ Consulting Ltd. Please note the accounts payable figures reported above include certain invoiced expenses incurred during the general course of business. As at September 30, 1999 the common officer and director resigned from CMJ Consulting Ltd. making the company an arm's length corporation.

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

In September 1998 Stone Canada and Synergy Technologies entered into a letter agreement under which Stone Canada agreed to fund the development of a 4-bbl/day gas to liquids demonstration facility under development by Carbon in return for the Canadian marketing and licensing rights to the technology. Pursuant to this agreement, at the fiscal year ended December 31, 1998, Carbon issued an invoice to Stone Canada in the amount of $370,799 for reimbursement of all costs incurred by Carbon in respect of the development of the 4-bbl/day facility.

  During the fiscal year ended December 31, 1998, Stone
Canyon received cash advances from Stone Canada of $90,492.
  Stone Canyon retired $40,982 of the outstanding loans
                payable over fiscal 1998.

As of December 31, 1998, the consolidated receivable which remained due from Stone Canada totaled $282,351.

  During the fiscal year ended December 31, 1999, Stone
Canada advanced funds to Synergy and its subsidiaries to reduce the amount outstanding at December 31, 1998. In addition, as at December 31, 1999, Syngen (the Synergy subsidiary to which the GTL Technology was transferred from
    Carbon, see Notes 1 & 9) invoiced Stone Canada an additional $65,646 for reimbursement of 4-bbl/day facility expenses incurred over the year. As at December 31, 1999 the consolidated receivable which remained due from Stone
                 Canada totaled $32,067.

        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                    (a)EXHIBIT INDEX

Index
Number    Description                  Reference

2.1 Articles of Incorporation filed     *
with the Secretary of State
February 10, 1997.

2,2  Articles of Exchange by and        *
between Automated Transfer
Systems, Inc. and Stone Canyon
Resources, Inc. filed with the
Secretary of State November 24,
1997

2.3  Amendment to the Articles of        *
Incorporation filed with the
Secretary of State March 2,
1999.

3.1 Specimen Certificate of Common        *
Stock par value $0.002 per
share

6.1 Assignment of Technology            *
Agreement by and betweed
Laxarco Holding Limited and
Carbon Resources Limited dated
May 1, 1998

6.2 Share Exchange Agreement by and        *
among Laxarco Holding Limited,
Carbon Resources Limited, The
Company and Stone Canyon
Resources, Ltd. dated May 5,
1998

6.3 Escrow Agreement by and between        *
The Company and Laxarco Holding
Limited dated May 16, 1998

6.4 Agreement for Investor                 *
Relations Services and
Compensation by and between
Lance W. Bauerlein and the
Company dated August 20, 1998.

6.5 Assignment of Technology by and        *
between Pierre Jorgensen and
Lanasco Holdings, a subsidiary
of the Company, dated January
6, 1999.


6.6  Agreement by and between the        *
Company and Eisenberg
Communications effective
February 16, 1999.

6.7  Agreement of Purchase and Sale        *
by and between Revival
Resources Ltd., Stone Canyon
Resources, Inc. and the Company
dated March 22, 1999.

6.8  Option letter agreement between
Laxarco Holding Ltd, Texas T
Petroleum and the Company dated
June 25, 1999.

6.9  Amendment No. 1 to the Assignment of        *
Technology agreement by and between
Laxarco Holding Limited and Carbon
Resources Limited dated June 25,
1999.

6.10  Amendment No. 1 to the Share        *
Exchange Agreement by and between
Laxarco Limited, Carbon Resources
Limited, the Company and Stone
Canyon Resources Ltd. dated June 25,
1999.

6.11  Amended and Restated Escrow        *
Agreement by and among the Company
and Laxarco Holding Limited dated
June 25, 1999.


6.12  Share Exchange Agreement by and        *
between Laxarco Holding Limited,
Carbon Resources Limited and the
Company dated June 25, 1999.

6.13  Share Exchange Agreement between        *
Texas T Petroleum Ltd and the
Company dated June 25, 1999.

7.1  French  Patent Application No. 97-        *
10989: A CZERNICHOWSKI, P.
CZERNICHOWSKI "Assistance Electrique
D'Oxydation Partelle d'Hydrocarbures
Legers Par L'Oxygene".  Filing Date:
01.09.97 ; accepted on October 20,
1997.

7.2  Notice of Recordation of Assignment        *
Document, United States Patent and
Trademark Office, serial number
09144318, recordation dated
08/31/1998, with Assignement of
Assignor's Interest, assigning to
Laxarco Holding Limited all rights
in French Patent Application No. 97-
10989.

7.3  French Patent Application No. 97-        *
00364: A CZERNICHOWSKI, P.
CZERNICHOWSKI, "Conversion
D'Hydrocarbures Assistee par Les
Arcs Electrirques Gissants En
Presence De La Vapeur D'Eau Et/ou De
Gaz Carbonique".  Filing Date:
13.01.97; this patent will be issued
effective May 5, 2000.

7.4 Notice of Recordation of Assignment        *
Document, United States Patent and
Trademark Office, serial number
09005647, recordation
dated10/19/1998, with Assignement of
Assignor's Interest, assigning to
Laxarco Holding Limited all rights
in French Patent Application No. 97-
00364.

7.5  French Patent Application No.              *
981283: P JORGENSEN, "Conversion
profonde jumelant la demetallisation
et la conversion de bruts, residus
ou huiles lourdes en liquides
legers, a l'aide de composes oxygens
purs ou impurs (H20, CO2, CO
accompangnes de H2, N2 SH2 etc)".
Filing date 16.10.98.

7.6 USA and PCT Patent Applications            **
Nos. US5371-00100 and
PCT/US98/00393: A CZERNICHOWSKI, P.
CZERNICHOWSKI, "Conversion of
hydrocarbons assisted by gliding
electric arcs in the presence of
water vapor and/or carbon dioxide".
Filing date: 12.01.98.  This patent
was issued on November 30, 1999.

7.7 USA and PCT Patent Applications Nos        **
US5407-00500 and PCT/US98M8027: A
CZERNICHOWSKI, P. CZERNICHOWSKI,
"Electrically assisted partial
oxidation of light hydrocarbons by
oxygen".  Filing Date: 23.08.98.
This patent was issued on December
28, 1999.


23 Consent of  Hansen, Barnett & Maxwell       Filed herewith

27 Financial Data Schedule                     Filed herewith



* Incorporated by reference to the Exhibits previously filed with the Company's Registration Statement on Form 10-
SB filed with the Securities and Exchange Commission on July 15, 1999,

**    Incorporated by reference to the Exhibits previously
filed with the Company's Annual Report Form 10-KSB for the period ending December 31, 1999.



Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  May 8, 2000

SYNERGY TECHNOLOGIES CORPORATION



By:   /S/ Cameron Haworth
Name:
Title:  President

Directors:


/S/Cameron Haworth



/S/  Jacqueline R. Danforth


S/  John Gradek

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)









REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
AND
FINANCIAL STATEMENTS









December 31, 1999 and 1998


SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)


TABLE OF CONTENTS


                                                   Page

Report of Independent Certified Public Accountants
   1

Financial Statements:

   Consolidated Balance Sheet - December 31, 1999
   2

   Consolidated Statements of Operations for the Years
Ended
     December 31, 1999 and 1998 and for the Period from
     November 7, 1996  (Date of Inception)
     to December 31, 1999
   3

   Consolidated Statements of Changes in Stockholders' Equity
     Deficit) for the Cumulative Period from November 7,
1996
     (Date of Inception) to December 31, 1999
   4

   Consolidated Statements of Cash Flows for the Years
Ended
     December 31, 1999 and 1998 and for the Period from
   5
     November 7, 1996 (Date of Inception) to December 31,
1999

Notes to Consolidated Financial Statements
   6



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



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Synergy Technologies Corporation


We have audited the accompanying consolidated balance sheet of Synergy Technologies Corporation and subsidiaries (a company in the development stage) as of December 31, 1999 and the related consolidated statements of operations, stockholders= equity (deficit), and cash flows for the two years then ended and for the cumulative period from November 7, 1996 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy Technologies
Corporation and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the two years then ended and for the cumulative period from November 7, 1996 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has had negative cash flows from operating activities during the years ended December 31, 1999 and 1998 and cumulative from inception through December 31, 1999. These conditions raise substantial doubt about the Company=s ability to continue as a going concern.
Management=s plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.





HANSEN, BARNETT & MAXWELL

March 17, 2000
Salt Lake City, Utah



SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 1999

ASSETS

Current Assets
  Cash                                                    $ 3,082
  Receivables - related parties                            32,067
  Receivables - other                                      21,285
  Prepaid expenses                                         23,912

Total Current Assets                                       80,346

Investment                                                100,000
Office equipment and computers net of accumulated
   depreciation of $261                                     1,845

Total Assets                                             $182,191

LIABILITIES AND STOCKHOLDERS= EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                     $1,063,805
  Accrued expenses                                         32,833
  Loans payable                                           322,361
  Loans payable - related parties                          13,143

     Total Current Liabilities                          1,432,142

Stockholders= Equity (Deficit)
     Common stock, $0.002 par value; 100,000,000
     shares authorized, 11,989,327  shares issued
     and outstanding                                       23,980
     Additional paid-in capital                         1,484,455
     Accumulated deficit                               (2,758,386)

Total Stockholders= Equity (Deficit)                   (1,249,951)

Total Liabilities and Stockholders= Equity               $182,191

Commitments and contingencies (Note 9)



The accompanying notes are an integral part of these Financial statements.

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 1999 AND 1998

                                                Cumulative
                                                Period From
                                                November 7, 1996
                                                (Date of Inception)
                           For the Years Ended         to
                               December 31,       December 31,
                            1999          1998     1999


Revenue
  Option income            $200,000      $ --      $200,000
  Consulting income            --         8,927       8,927
                            200,000      8,927      208,927

Expenses
  General and
  administrative            725,704      640,030  1,400,938
  Technology development
        Note 1              764,857       79,308    844,165
  Drywell expense           551,191      171,019    722,210

Total Expense             2,041,752      890,357  2,967,313

Loss before provision
for income tax           (1,841,752)   (881,430) (2,758,386)

Provision for Income Tax       --           --        --

Net Loss                $(1,841,752)   $(881,430) $(2,758,386)

Basic and Diluted Loss
  Per Common Share           $(0.16)      $(0.09)    $(0.26)

Weighted Average Number
  of Common Shares Used
  in Calculation          11,671,768   10,070,745  10,608,728


The accompanying notes are an integral part of these financial statements.

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS= EQUITY
(DEFICIT)
FOR THE CUMULATIVE PERIOD FROM NOVEMBER 7, 1996
 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999

                                        Additional              Total
                 Common Stock           Paid-In    Accumulated  Stockholders'
            Shares           Amount     Capital     Deficit     Equity (Deficit)

Balance at
November 7,
1996           -            $    -     $   -       $    -       $     -

Initial        1,000            2          8            -            10
Capital-
ization,
$0.01 per share

Issuance of   2,900,007      5,800      23,200           -       29,000
shares for
cash, August
1997; $0.01
per share

Shares       2,549,500      (5,099)     (5,099)          -            -
issued in
recapital-
ization


Unexchanged    (7,143)         (13)          -           -          (13)
certificates

Shares       4,539,162       9,078       444,838          -      453,916
issued
in satisfaction
of debt,
October 1997,
$0.10 per share

Net loss              -         -           -        (35,204)    (35,204)


Balance at    9,982,526      19,966      462,947     (35,204)     447,709
December 31,
1997

Issuance of     140,000         280       69,720          -        70,000
shares for
cash,
September
1998,
$0.50 per
share

Issuance        210,000         420      104,580           -      105,000
of shares
for
conversion
of loans
payable
September
1998,
$0.50 per
share

Net loss               -        -            -      (881,430)    (881,430)

Balance       10,332,526   20,666        637,247    (916,634)    (258,721)
at December
31, 1998

Issuance         957,000    1,914        476,586           -      478,500
of shares
for cash,
January
1999
through
April 1999,
$0.50 per
share

Issuance         138,000       276        68,724            -      69,000
of shares
for
services,
February
1999,
$0.50
per share

Issuance          63,801        128       33,894             -     34,022
of shares
for property
acquisition
March 1999,
$0.53125
per share

Shares issued    405,000        810      201,690             -    202,500
for
conversion of
investor
deposits
January 1999
through April
1999,
$0.50 per share

Issuance of       40,000          80      39,920             -    40,000
shares for
cash, April
1999 upon
exercise of
warrants,
$1.00 per
 share

Issuance of       53,000        106       26,394            -     26,500
shares for
cash,
December
1999,
$0.50 per
share

Net loss               -          -         -        (1,841,752) (1,841,752)
for the year


Balance at      11,989,327     23,890 $1,484,455    $(2,758,386) $(1,249,951)
December 31,
1999




The accompanying notes are an integral part of these financial statements.

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 1999 AND 1998

                                                       Cumulative
                                                       Period From
                                                       November 7, 1996
                                                      (Date of Inception)
                            For the Years Ended              to
                               December 31,            December 31,
                            1999          1998              1999

Cash From Operating
Activities
    Net loss           (1,841,752)     $(881,430)      $(2,758,386)
    Adjustment to
     Reconcile net loss
     net cash from
     operations:
      Dry well expense    551,191        171,019          722,210
      Depreciation            261            334              595
      Exchange rate loss    1,773            918            4,086
      Loss on disposition
      of assets             1,333             -             1,333

    Changes in assets and
     liabilities:
      Accounts receivable  (20,620)       13,772          (21,284)
      Prepaid expenses and
      deposits             (22,163)        8,238          (23,926)
      Accounts receivable -
       related parties      338,732     (370,799)          (32,067)
      Accounts payable      704,703      390,379         1,132,805
      Accrued expenses       32,833          -              32,833

    Net Cash Flows From
    Operating Activities   (253,709)    (667,569)        (941,801)

Cash Flows From Investing
  Activities
    Acquisition of oil and
    gas properties         (141,085)     (89,023)        (688,188)
  Acquisition of property
   and equipment             (2,106)      (1,667)          (3,773)
  Acquisition of equity
   security                (100,000)          -           (100,000)


    Net Cash Flows From
    Investing Activities   (243,191)     (90,690)         (791,961)



  Cash Flows From Financing
    Activities

    Payment of related
     party notes payable   (294,483)     412,626           572,059
    Proceeds from notes
      Payable               280,656       41,705           322,361
      Proceeds from (payments
       of) investor deposits (43,330)    245,830           202,500

Sales of common stock         545,000     70,000           644,010

Net Cash Flows From
Financing Activities          487,843    770,161         1,740,930


Effect of Exchange Rate
  Changes on Cash             (1,773)       (918)          (4,086)


Net Change in Cash           (10,830)     10,984            3,082


Cash at Beginning of Period   13,912       2,928              -
Cash at End of Period         $3,082     $13,912           $3,082


The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations C Synergy Technologies Corporation
(formerly Automated Transfer Systems Corporation)
(ASynergy@ or Athe Company@), was incorporated in Colorado
on February 10, 1997.  Stone Canyon Resources, Inc.
(AStone Canyon@) was incorporated in Colorado on November
7, 1996. Stone Canyon=s operations began in 1997 and it
became a wholly owned subsidiary of the Company on
November 24, 1997.   Both companies were involved in
acquiring and developing mineral, oil and gas resources, and technologies related to those resources. The
Company=s other wholly owned subsidiaries, Carbon
Resources Limited, Lanisco Holdings Limited and Syngen
Technologies Limited, are Cyprus companies and were organized on April 10, 1998, September 7, 1998 and May
13, 1999, respectively. These companies have been involved in the proving of technology through research and development since their inception.

Reorganization C On October 24, 1997, Synergy entered into a reorganization agreement with Stone Canyon. As a result of the reorganization, the Stone Canyon shareholders became shareholders of the Company whereby each share of Stone Canyon stock was exchanged for one share of Synergy stock. A total of 2,901,007 shares were approved for exchange by the Company. Of such amount all but 7,143 shares have been exchanged.

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

Acquisitions C As further discussed in Note 9, Synergy entered into an agreement to acquire a 75% interest in Carbon Resources Limited (ACarbon@), a subsidiary of
Laxarco Holding Limited (ALaxarco@), in May 1998 and entered into an agreement for the remaining 25% in June
1999, for 10,000,000 and 3,000,000 shares of Synergy,
respectively. Pursuant to these agreements, the shares of Carbon and the shares of Synergy were placed into escrow.

In January 1999, Carbon, through its wholly owned subsidiary, Lanisco Holdings Ltd. (ALanisco@), obtained the right to acquire the patents for a heavy oil upgrading technology (ACPJ@). The patents for this technology were placed in trust subject to certain research and development expenditures and the payment of certain royalties to the inventor.

As at June 1999, Carbon held the rights to a gas-to-
liquids (AGTL@) technology and Lanisco  held the option to
acquire the patents for the CPJ technology.  Synergy
organized Syngen Technologies Limited (ASyngen@) in June
1999 and transferred the GTL technology from Carbon to
Syngen and the shares of Carbon were released from escrow
in exchange for the placement of the Syngen shares into
escrow.    Upon release of the Carbon shares from escrow,
Carbon and Lanisco became wholly owned subsidiaries of
Synergy.  The acquisition of Carbon and Lanisco has been
recorded on the financial statements as a purchase with
no value attributed to the net assets.  The Syngen shares
remain in escrow and the patents to the CPJ technology
remain in trust.  Synergy, Stone Canyon Resources Ltd.
(AStone Canada@), a related company, and Texas T Petroleum
Ltd. (ATexas T@) have been funding the research and
development carried out by Syngen, Carbon and Lanisco.
Carbon and Lanisco incurred losses in 1998 from research
activity.  Synergy has recognized all of the losses of
Carbon and Lanisco in its 1999 and 1998 statements of
operations, with no offset to minority interest.  All of
the research and development activity for both years has
been recorded in the consolidation.   The Syngen shares
are held in escrow for Laxarco and the CPJ patents are
held under the trust agreement.  Syngen=s  GTL research
and development activity has been recorded as an expense
in the consolidated financial statements.   If the GTL
technology is not proven, the shares of Syngen will be released from escrow to Laxarco. In that event, the research and development costs will become a receivable to Synergy from Syngen. It is undeterminable at this time whether such a receivable would be collectible. If the GTL technology is proven then the shares of Syngen will be released from escrow to Synergy. The 13,000,000 shares of Synergy will be released from escrow to Laxarco on the occurrence of the following: 10,000,000 shares will be released upon the viability of either the GTL technology or the CPJ technology, whichever occurs first.
The remaining 3,000,000 shares will be released upon the viability of the second technology (either CPJ or GTL).
Should neither technology prove viable then the shares of Synergy will be returned to treasury.

Principals of Consolidation C The accompanying
consolidated financial statements include the accounts
and transactions of Stone Canyon for all periods
presented, and the accounts and transactions of Synergy
from October 24, 1997, and the accounts and transactions
of Carbon and Lanisco and the activities of Syngen from
their inception.   Intercompany accounts and transactions
have been eliminated in consolidation.

Use of Estimates C The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition C The accompanying financial
statements have been prepared in conformity with
generally accepted accounting principles, which
contemplates continuation of Synergy as a going concern.
However, Synergy has had no significant income and has
had negative cash flows from operating activities during
the years ended December 31, 1999 and 1998 and cumulative
from inception through December 31, 1999, which
conditions raise substantial doubt about Synergy=s ability
to continue as a going concern. Synergy=s continued
existence is dependent upon its ability to obtain
additional financing.  The Company will continue to raise
funds from the public and private markets and through
arrangements with certain related and unrelated companies
with which it is negotiating mutually beneficial
agreements for the use of the technologies.   However,
there is no assurance that additional financing will be realized.

Development Stage Enterprise C Since inception, the
Company has spent most of its efforts raising capital and financing the research and development of certain technologies; however, it has not yet had sales sufficient to sustain operations and has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations. Therefore, the Company is considered to be in the development stage.

Technology Development   The amounts reported on the
Consolidated Statements of Operations for the years ended
December 31, 1999 and 1998 reflect expenditures on the development of the technologies, net of certain GTL development costs charged to Stone Canada for reimbursement under the terms of a letter agreement between the Company and Stone Canada executed in September 1998 (Note 2(III)). The amounts reported for the years ended December 31, 1999 and 1998 are net of expenditures of $65,045 and $361,872, respectively.

Financial Instruments C The amounts reported as cash, receivables, accounts payable, and accrued liabilities are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of preparation of the financial statements.
For the purpose of the statement of cash flows, cash and cash equivalents are defined as demand deposits as well as other funds with original maturities of three months or less.

Foreign Currency Translation C Exchange gains and losses from holding foreign currencies and having liabilities paid in foreign currencies are included in the results of operations.

Property and Equipment C Property and equipment are reported at cost. Minor repairs, enhancements, and maintenance costs are expensed when incurred.
Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets.
Depreciation expense for the years ended December 31, 1999 and 1998 was $261 and $0, respectively. Major categories of property and equipment and estimated useful lives are as follows:



                                   Estimated
                                   Useful Life
Furniture and fixtures             3-7 years
Computer equipment                   5 years


Advertising C Advertising and marketing expense was $28,613 and $162,268 for the years ended December 31, 1999 and 1998, respectively, and $196,465 for the cumulative period from November 7, 1996 to December 31,
1999.

Basic and Diluted Loss Per Share C Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were no potentially issuable common shares for the year ended December 31, 1999.

Restatement of Prior Financial Statements C The previously issued December 31, 1999 and 1998 financial statements have been restated to consolidate Carbon and its wholly owned subsidiary, Lansico. Carbon is consolidated due to the releasing of the Carbon shares from escrow as further explained in Note 9, ACarbon
Resources Limited@, at which time Carbon became a wholly owned subsidiary.

Also, the activities of Syngen have been included in the
financial statements based on the Company and related
parties having funded Syngen since its inception.   The
Company and related parties may not benefit from that activity until, and unless, certain technology is proven commercially viable. As further described in Notes 1 &
9, the shares of Syngen are in escrow pending the outcome of the research and development.`

NOTE 2.  RELATED PARTY TRANSACTIONS

(I)  During the fiscal year ended December 31, 1999, the
Company and its subsidiaries were charged a total of
$211,040  in consulting fees by  Glidarc Technologies
Inc. (a Texas corporation) for process management
services.  An officer of Glidarc Technologies is also a
director of Carbon Resources Limited, a private Cyprus
corporation.  As at December 31, 1999, an amount of
$190,720 for services rendered remained due and payable
to Glidarc Technologies, which amount is reflected on the
Balance Sheet in accounts payable.  This amount was
settled for   304,898 shares of common stock of the
Company during the first quarter of fiscal year 2000.


(II) During the fiscal year ended December 31, 1999,
Synergy Technologies was charged $60,000 for management services and $15,000 for rent by CMJ Consulting Ltd, a private Alberta corporation, which, until September 30, 1999, shared a common officer and director to both
Synergy Technologies Corporation and its wholly owned subsidiary, Stone Canyon. In addition, during the 1998 fiscal year, CMJ Consulting advanced to Synergy investor deposits totaling $156,500, which amount remained outstanding as at December 31, 1998. During fiscal 1999,
CMJ Consulting advanced an additional $31,383 to Synergy and converted $166,000 of the outstanding investor deposits to 332,000 shares of the common stock of Synergy at $0.50 per Unit under a Regulation D Offering. A further $69,000 from the outstanding accounts payable was also converted to 138,000 shares of common stock of Synergy at $0.50 per Unit under the Offering to February
17, 1999. CMJ purchased an additional 124,686 common shares of Synergy Technologies under the Offering for US62,343 in April 1999.
In the fiscal year ended December 31, 1999, Stone Canyon was charged $18,000 for management services and $2,021 for rent by CMJ Consulting Ltd.

As of December 31, 1999, loans payable to related parties consisted of $13,143 due and payable to CMJ Consulting
Ltd.
As of December 31, 1999, accounts payable included the amount of $119,976 due and payable to CMJ Consulting Ltd.
As of September 30, 1999 the common officer and director resigned from CMJ Consulting Ltd. making the company an arm=s length corporation.

(III)  During the fiscal year ended December 31, 1998,
Synergy Technologies received cash advances totaling
$200,770 from Stone Canada which shares two common officers and directors with the Company. Amounts advanced were recorded on the financial statements as loans payable. In September 1998 Stone Canada elected to convert $105,000 of the loans outstanding to 210,000
Units of common stock under Synergy=s Regulation S offering at $0.50 per Unit.


In September 1998 Stone Canada and Synergy Technologies entered into a letter agreement under which Stone Canada agreed to fund the development of a 4-bbl/day gas to liquids demonstration facility under development by Carbon in return for the Canadian marketing and licensing rights to the technology. Pursuant to this agreement, at the fiscal year ended December 31, 1998, Carbon issued an invoice to Stone Canada in the amount of $370,799 for reimbursement of all costs incurred by Carbon in respect of the development of the 4-bbl/day facility.
During the fiscal year ended December 31, 1998, Stone
Canyon received cash advances from Stone Canada of $90,492. Stone Canyon retired $40,982 of the outstanding loans payable over fiscal 1998.

As of December 31, 1998, the consolidated receivable which remained due from Stone Canada totaled $282,351.
During the fiscal year ended December 31, 1999, Stone
Canada advanced funds to Synergy and its subsidiaries to reduce the amount outstanding at December 31, 1998. In addition, as at December 31, 1999, Syngen (the Synergy subsidiary to which the GTL technology was transferred from Carbon, see Notes 1 & 9) invoiced Stone Canada an additional $65,646 for reimbursement of 4-bbl/day facility expenses incurred over the year. As at December
31, 1999 the consolidated receivable which remained due from Stone Canada totaled $32,067.

NOTE 3BRECEIVABLES - OTHER

Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company at fiscal year end. This amount is refunded to the Company upon filing of a GST return in Canada. For the year ended December 31, 1999, the refund due to the Company was $21,285.

NOTE 4BOIL AND GAS LEASES

Meadow Deep and D-Sand
On July 1, 1999, certain development leases known as the AMeadow Deep@ acquired under a farmout agreement by Stone
Canyon in October 1996, reverted back to the original lease holders undeveloped. In August and September 1999, certain development leases known as the AD-Sand@ also acquired by Stone Canyon under a farmout agreement with certain founding shareholders October 1996 expired, undeveloped.

Accordingly, during the year ended December 31, 1999, the Company wrote off these oil and gas leases. (See Note 8
- Litigation)

Wilson Creek
During the year the Company and Stone Canyon executed an
agreement with Revival Resources Ltd. to acquire Revival=s
22.38% after-payout interest in the Wilson Creek Prospect
as well as  its receptive  interests in certain other
development leases located in the Province of Alberta.
Under the terms of the agreement, the Company issued a
total of 63,801 shares of common stock valued at $34,022
in full and final payment for the leases.  Subsequent to
year end, Stone Canyon  received notice from the Operator
of the Wilson Creek leases of their intent to abandon the
14-34 well which had been completed in September 1998.
Stone Canyon concurred with this decision and has been
advised that the total contingent liability with respect
to the abandonment of the well in respect of their 33.57%
BPO interest is $16,965.   Stone Canyon Colorado
anticipates abandonment activity will be completed in second quarter of fiscal 2000 and accordingly has written off this lease during the year ended December 31, 1999.
Certain other leases acquired during the year remain undeveloped.

Hell=s Canyon and Rose Creek
During fiscal 1999 Stone Canyon continued to remit lease rental payments for the Rose Creek leases to keep their 15% interest current and acquired an additional 5% interest in the leases by way of a Stipulation of Interest agreement in June 1999 to bring their total interest in the Rose Creek prospect to 20%. As at December 31, 1999 these leases remained undeveloped and therefore no value has been reflected in the financial statements.

In addition, during fiscal 1999, Stone Canyon continued
to remit lease rental payments for the Hell=s Canyon
leases to keep their 5% interest current.  Stone Canyon
elected to acquire an additional 6.90% interest in this
lease  in December 1999 to bring their total interest in
the Hell=s Canyon prospect to 11.90%.   As at December 31,
1999 these leases remained undeveloped and therefore no value has been reflected in the financial statements.

NOTE 5BLOANS PAYABLE

Loans payable of $322,361 as of December 31, 1999 reflect amounts advanced to Synergy Technologies and its subsidiaries from various arms length corporations for general working capital. These amounts bear no interest and have no stated terms of repayment.

At December 31, 1999, these loans payable reflect a total of $44,594 advanced by Texas T Petroleum Ltd in respect of a refundable deposit pertaining to development of the SYNGEN technology and $11,470 which remained due and payable to Texas T Petroleum Inc. for drilling and completion expenses incurred in fiscal 1998 with respect to Stone Canyon=s 33.57% BPO interest in the Wilson Creek well.


NOTE 6BINCOME TAXES

The Company did not have a current or deferred provision
For income taxes for the years ended December 31, 1999 and 1998. Deferred tax assets comprise of the following at December
31, 1999 and 1998:


(S)

                                      1999            1998
Operating loss carry forwards         $1,025,633      $338,660
Organizational costs                       2,437         3,249
Less: Valuation allowance            (1,028,070)      (341,909)

Net Deferred Tax Asset               $   --               --


The following is a reconciliation of the amount of benefit
That would result from applying the federal statutory rate to Pretax loss with the provision for income taxes for the years
Ended December 31:



                                       1999            1998
Tax benefit at statutory rate (34%)    $(626,196)     $(299,690)
Non-deductible expenses                      539           -

State taxes, net of federal benefit       60,524)       (29,088)
Deferred tax asset valuation change       686,161       328,778

Total Income Tax Benefit                $     -        $   -



As of December 31, 1999, the Company had U.S. operating loss carry forwards of approximately $1,825,468 which will expire if not used by 2019.

NOTE 7 B COMMON STOCK

In April 1998, the Company commenced a private placement of its common stock pursuant to Regulation S at $0.50 per Unit. Each Unit consisted of one share of common stock and one warrant exercisable any time prior to April 15, 2000 at $1.00 per share for each warrant exercised. The
Company completed this offering in September 1998 with cash proceeds of $70,000 on the sale of 140,000 Units and conversion of loans payable of $105,000 on the sale of 210,000 Units. No commission fees or other selling expenses were paid.

In November 1998, the Company commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per Unit. Each Unit consisted of one share of common stock and one stock warrant exercisable at any time two (2) years from the date of issue at $1.00 per share for each warrant exercised.
The Company completed this offering of 1,500,000 Units in April 1999 for a total value of $750,00. The Company issued 957,000 Units for cash of $478,500, 138,000 Units as compensation for services valued at $69,000, and 405,000 Units as conversion of debt from investor deposits in the amount of $202,500. No commission fees or other selling expenses were paid. Subsequent to year end, the Company offered to certain subscribers under the aforementioned Rule 504 private placement the option of canceling the warrant portion of the subscribed for Units and participating in an offering of new Units made pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933
(ARegulation S@), with each Unit consisting of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two (2) years from the time of subscription. The Company has agreed to keep the offering open until either fully subscribed or April 2001 which would be the expiration date of the warrants under the Rule 504 private placement. The price of these new Units is $1.00, which is the same price as the share purchase warrants that have been cancelled. On
January 19, 2000, 100,000 of these new Units were subscribed for.

In March 1999, the Company issued 63,801 common shares for an additional interest in the Wilson Creek leases discussed in Note 4. This portion of the lease interest was valued at $34,022.

In December 1999, the Company commenced a private placement of its common stock pursuant to Regulation S at $0.50 per Unit. Each Unit consisted of one share of common stock and one warrant exercisable for a period of one year from the date of issue at $1.00 per share for each warrant exercised. The Company completed this offering subsequent to year end with total proceeds to December 31, 1999 of $26,500 on the sale of 53,000 Units.
No commission fees or other selling expenses were paid.

The warrants issued in connection with the private placements undertaken in the year ended December 31, 1999 are exercisable at $1.00 and expire within two years from the date of issue. During April 1999, the Company issued
40,000 shares of common stock for cash proceeds of $40,000, or $1.00 per share upon the exercise of warrants. The following table summarizes the warrants to purchase common stock issued and outstanding:




                                      Years Ended December 31,
                                      1999               1998

Warrants to purchase common shares,
beginning of the year                 350,000            --

Warrants issued during the year     1,553,000            350,000

Warrants exercised during the year   (40,000)            --

Warrants to purchase common shares,
end of year                         1,863,000            350,000



As further discussed in Note 9, AContingent Agreements with Certain Companies@, a total of 13,000,000 shares of the Company=s common stock under two stock exchange agreements with a Cyprus corporation have been placed into escrow pending the outcome of the technologies reaching Acommercial viability@ as determined by an independent party. As of December 31, 1999, the shares were still in escrow pending the outcome of this uncertainty.

NOTE 8BCOMMITMENTS AND CONTINGENCIES

Litigation C Bataa Oil, Inc.

During 1996, Stone Canyon purchased interests in certain
leasehold properties described above in Note 4.   Through
December 31, 1997, Stone Canyon paid $458,080 for acquisition costs and development costs associated with such interests. Such amount was paid to Bataa Oil, Inc., by the founding shareholders of Stone Canyon and Stone
Canyon paid such amount to the founding shareholders.
Bataa Oil, Inc. also served as operator of each lease.
Prior to the merger with the Company, Stone Canyon issued a total of 1,700,000 shares of its common stock to certain founders of Stone Canyon, including 411,842 shares to Bataa and its designees and 63,910 shares to Richard and Anita Knight, as part of the consideration for such properties. Such shares were exchanged for an equal number of shares of the Company as part of a share exchange agreement executed in November 1997 between the Company, Stone Colorado and Stone Canada.

Stone Canyon and the Company contend that Bataa represented to Stone Canyon and/or its affiliates that the price for these properties was set at the price paid by Bataa for the same. Stone Canyon and the Company have since learned that Bataa=s costs for these properties were far less than the amount charged. The Company has questioned the form of legal title taken for the properties as well as adequate documentation and disclosure of all underlying obligations, liabilities and arrangements relating to the properties between Bataa
Oil, Inc. and the vendors. The Company has also learned that some of these leases have been forfeited due to a failure to meet a drilling obligation imposed by one of the vendors. Stone Canyon was not appraised of such obligation prior to the acquisition of its interest in the leases. The Company has been advised by legal counsel that the issuance of the shares to Bataa Oil and its designees was without the kind, amount or form of consideration as authorized by the Board of Directors and could therefore be deemed to be an invalid issuance. In order to protect the interests of all shareholders, the Company has placed a "stop transfer" with the transfer company against the founders shares including 411,842 shares of its common stock owned by Bataa Oil and its designees and 63,910 shares owned by Richard and Anita
Knight.

As a result of this dispute, Bataa, Richard and Anita
Knight and certain others, filed a complaint in the District Court, County of Denver, in the State of
Colorado against the Company, its wholly-owned subsidiary, Stone Canyon and Stone Canada, which was previously the Company=s sole controlling shareholder.
The original complaint asserted only one claim (Breach of Fiduciary Duty and mandatory injunction) against the Company to compel it to remove restrictive legends from the plaintiffs shares of the Company's common stock. The plaintiffs have amended their complaint twice, and as a result, have named additional defendants to this lawsuit, including members of the Company's Board of Directors, the Company's transfer agent (Holladay Stock Transfer
Inc.), founding shareholders of Stone Canyon and other individuals. The plaintiffs second complaint also includes causes of action for conversion, civil conspiracy and unjust enrichment. The Company's Answer and Counterclaims denied all material allegations, asserted numerous affirmative defenses and asserted counterclaims against Plaintiffs Bataa Oil, David Calvin and/or Richard and Anita Knight for an accounting, fraud, intentional misrepresentation, breach of fiduciary duty, damages and punitive damages.

The Company disputes the allegations made by the plaintiffs, claims they are untrue and is vigorously defending this lawsuit.

On January 27, 2000, the Company and Texas T Resources,
Inc., a Canadian corporation, filed an action in Boulder
County District Court, Colorado, (Case No. 2000 CV 131) against Bataa Oil, its owner Mr. David Calvin and other individuals, asserting claims for defamation (Libel or Slander Per Se and Libel or Slander Per Quod), civil conspiracy, international interference with prospective business or economic advantage, injunction and punitive damages. With regards to the Company, these claims are based on events that occurred primarily in December
1999, in which the named Defendants, acting on their own behalf or on behalf of Bataa Oil, Inc., made several false and defamatory statements concerning the Company and/or individuals identified by them as "principals" of Synergy to market analysts, government agencies, elected officials and private entities such as the NASD. The
Company believes the purpose of these statements were in general to interfere with and damage the business of the Company and in particular to convince at least one market analyst to reverse his "buy" recommendation to a "sell" recommendation on Synergy stock.

The Company sought and received a Temporary Restraining
Order against Defendant  David J. Calvin and Defendant
Bataa Oil, Inc., as well as, by applicable rule, anyone acting on behalf of Bataa Oil, Inc. to stop any further publication of such false and defamatory statements. By stipulation between the parties and subsequent Order of the Court, such Temporary Restraining Order became a Preliminary Injunction which will remain in effect until the trial in this matter.

Licensing and Consulting Agreements C Effective September
30, 1998, Synergy Technologies entered into an agreement with Stone Canada, whereby Stone Canada committed to fund the design and construction of a 4 bbl per day demonstration facility in the Province of Alberta in exchange for the Canadian marketing and licensing rights to Synergy=s proprietary Gas to Liquids technology.

NOTE 9B CONTINGENT AGREEMENTS WITH CERTAIN COMPANIES

The Company has entered into certain agreements which are
contingent upon certain technology reaching commercial
viability.  The financial accounting effect of these
agreements have not been recorded pending the outcome of
the contingency.   A summary of the agreements with the
various companies follows:

Carbon Resources Limited C Carbon Resources Limited
(ACarbon@) is a private Cyprus corporation, a wholly owned subsidiary of Synergy Technologies, and the 100% shareholder of Lanisco Holdings Limited (a private Cyprus corporation), which holds the rights to acquire the CPJ
Process, a proprietary and patented technology for the upgrading of heavy crudes to conventional light oils.

On May 1, 1998 Carbon and Laxarco Holdings Ltd.
(ALaxarco@) (the sole shareholder of Carbon) entered into agreements granting Carbon the rights to acquire the patented SYNGEN technology contingent upon Carbon fulfilling certain terms and conditions outlined in a technology transfer agreement. On May 5, 1998, Carbon and
Laxarco entered into a share exchange agreement with Synergy Technologies Corporation and Stone Canyon
Resources Ltd., (its then major shareholder), granting
Synergy Technologies the rights to
acquire 75% of the issued shares of Carbon (and thereby a 75% interest in the SYNGEN technology). Under the exchange agreement, Synergy would exchange 10,000,000 shares of common stock for 75% of the shares of Carbon.
The share exchange was contingent upon Synergy
Technologies assuming the terms and conditions agreed to by Carbon in the original technology transfer agreement.
3,750 common shares of Carbon (75% of the issued shares) and 10,000,000 shares of Synergy Technologies Corporation were placed in escrow subject to the terms of the agreement.

On January 6, 1999, Carbon acquired all issued and outstanding shares of Lanisco Holdings Limited, making
Lanisco a wholly owned subsidiary, which held the rights to a second patent pending technology, the CPJ process, subject to funding commitments.

On January 8, 1999, Synergy Technologies reached a verbal agreement with Texas T Petroleum Ltd., a Colorado oil and gas corporation, (ATexas T Petroleum@), whereby Texas T
Petroleum received an option to negotiate the acquisition of up to 50% of the shares of Carbon in exchange for the payment of $100,000 cash and the expenditure of an additional $100,000 towards development of the CPJ technology. Synergy advanced $100,000 of such funds to Lanisco for the purchase of 1,000,000 Units of Texas T
Petroleum. Each Unit is comprised of one (1) share of common stock and one stock warrant to acquire an additional share for a period of three years from the date of issue at $1.00 per share.

Effective June 25, 1999, Carbon, Laxarco Holding and
Synergy Technologies agreed to amend the original share exchange agreement and Synergy Technologies was granted the right to acquire the remaining 25% of the shares of Carbon. Under the exchange agreement, Synergy would exchange 3,000,000 shares of common stock for the remaining 1,250 shares of Carbon. The 3,000,000 shares of the Company and 1,250 shares of Carbon were placed with the escrow agent.

To facilitate an agreement with respect to the CPJ process, Carbon, Laxarco Holding and Synergy Technologies agreed to amend the original share exchange agreements to transfer the SYNGEN technology from Carbon to a newly incorporated subsidiary of Synergy Technologies.
Effective June 25, 1999 Synergy Technologies incorporated
Syngen Technologies Limited and the SYNGEN technology was transferred from Carbon to Syngen. The shares of Syngen, the newly incorporated subsidiary, were placed in escrow subject to the terms of the original technology transfer agreement executed between Carbon and Laxarco, the shares of Carbon were released from escrow and Carbon became a wholly-owned subsidiary of Synergy Technologies.
The CPJ technology is held in escrow subject to funding and development commitments by Synergy.

On June 26, 1999, Synergy Technologies executed a share exchange agreement with Texas T Petroleum whereby Texas T
Petroleum will acquire fifty percent (50%) of the issued and organized shares of Carbon in exchange for the issuance of 2,000,000 Units of Texas T Petroleum, each
Unit consisting of one share of common stock and one stock warrant entitling the holder to purchase one (1) additional share of Texas T Petroleum at $1.00 per share within two years of June 26, 1999, and the payment of $900,000 by Texas T for the development of the CPJ technology. The 2,000,000 Units of Texas T Petroleum and
5,000 shares of Carbon are reserved for issue upon fulfillment by Texas T Petroleum of the terms of the agreement.

During the course of fiscal 1999, Carbon has continued to develop the CPJ technology held by its wholly owned subsidiary, Lanisco Holdings Limited, under the financial support of Texas T Petroleum Ltd. Carbon intends to carry-on with development of the CPJ Process in co-operation with Lanisco Holdings and Texas T Petroleum during fiscal 2000.

Syngen Technologies Limited C Syngen Technologies Limited
(ASyngen@) incorporated June 25, 1999 is a private Cyprus corporation and a 100% owned subsidiary of Synergy
Technologies Corporation contingent upon the terms of two share exchange agreements dated May 5, 1998 and June 25, 1999, respectively.

Syngen holds the rights to a proprietary and patented technology called ASYNGEN@ which converts natural gas to synthesis gas. (See Carbon Resources Limited above, paragraph 6.) The shares of Syngen remain in trust with an escrow agent until the fulfillment of the terms and conditions of the agreements. Should Synergy Technologies fail to fulfill the terms and conditions of the agreements, the shares of Syngen (and therefore the SYNGEN technology), would revert to the original holders and the shares of Synergy Technologies Corporation in trust with the escrow agent would be returned to treasury.

Lanisco Holdings Limited and Texas T Petroleum, Ltd. C
Lanisco Holdings Limited  (ALanisco@), is a private Cyprus
Corporation and a 100% owned subsidiary of Carbon
Resources Limited (a private Cyprus corporation).

Lanisco holds the rights to acquire proprietary and patented technology called ACPJ@ which converts so called heavy oils into lighter oils.

Lanisco entered into agreements January 6, 1999 whereby it was granted the rights to acquire the CPJ technology from the Inventor, in return for expending $1,000,000 to commercialize the technology, and payment of a royalty of 65% of the net proceeds received from any license fees, royalties or any such other revenues earned until payment of a total of $1,000,000 to the Inventor, at which time the royalty would revert to 35% of any net proceeds received from any revenue generated by the technology.
(Net proceeds to be defined as gross revenues less reasonable operating expenses including R&D expenses).

Two further agreements entered into in January 1999 and June 1999, between Synergy Technologies (the 100% shareholder of Carbon Resources Limited) and Texas T
Petroleum granted Texas T Petroleum the right to acquire
50% of the shares of Carbon (and thereby acquire a 50% interest in the CPJ technology). Please refer to Carbon
Resources Limited above, paragraphs 4 and 7 for a detailed explanation of these agreements.

At December 31, 1999, Lanisco, Carbon and Texas T
Petroleum worked in co-operation to re-construct the 1/2 bbl/day pilot CPJ unit at laboratory facilities in Calgary, Alberta to permit testing of various heavy crude samples for potential licensees.

In addition, Lanisco, Carbon Resources and Texas T
Petroleum have commissioned and received a detailed cost estimate for the construction of a 100 bbl/day pilot unit expected to commence construction in the Province of Alberta in fiscal year 2000.

Lanisco intends to generate annual revenues through the licensing of the CPJ technology to a variety of international corporations and host countries, and by the generation of royalty revenues from operational CPJ facilities.

NOTE 10BSUBSEQUENT EVENTS

Pursuant to a private placement of its common stock pursuant to Regulation S commenced in December 1999 at $0.50 per Unit. Each Unit consisted of one share of common stock and one warrant exercisable for a period of one year from the date of issue at $1.00 per share for each warrant exercised. In January 2000 10,000 Units were sold for total proceeds of $5,000. A total of 63,000
Units were sold under the placement for total proceeds of $31,500.

On January 5, 2000 the Company approved the Year 2000
Employees Stock Award Plan, which authorized awards of up to 1,500,000 shares of common stock. As of March 17, 2000 a total of 1,114,815 shares were issued under the plan as compensation for bonafide services actually rendered.

On January 14, 2000, a Financing and Security Agreement was entered into by and among Stone Canada and the Company (collectively the ABorrowers@) and James E.
Nielson and Wood River Trust (collectively the ALenders@), in regard to a loan in the amount of $300,000 for allocation towards development of the 4-bbl/day per day
SYNGEN demonstration plant. As security for this loan, Stone Canada has assigned to the Lenders all of its rights to payment under its funding agreement with the IERD. The Lenders= interest in the collateral expires after a period of ninety (90) days following the initial start up of the SYNGEN demonstration plant. At that time prior thereto, the lenders may choose to convert the loaned amount into 600,000 Units of Synergy Technologies, with each unit to consist of one share of common stock and one warrant to purchase an additional share of common stock for $1.00 per share. Such conversion right applies to all or any portion of the loan, at the Lenders= discretion. If the loan is not converted, then the principal amount of the loan ($300,000) and all accrued interest thereon will be released to the Lenders as payment in full, and any additional amounts in the escrow account will be released to Stone Canyon.

On January 14, 2000, a second Financing and Security
Agreement was entered into by and among Stone Canada and the Company (collectively the ABorrowers@) and Caribbean
Overseas Investments Ltd. (the ALender@) with the same terms as the above-described financing agreement, except the loan amount was $50,000, convertible into 100,000
Units.

On January 19, 2000, the Company commenced a private placement of shares of its common stock pursuant to Regulation S. Subsequent to the year ended December 31,
1999, the Company accepted subscriptions to this offering for the sale of 100,000 shares at $1.00 per share.

In January 2000 Synergy approved the implementation of three stock option plans which had previously received shareholder approval, under which a total of 3,000,000 shares of common stock were reserved for exercise by directors, officers, advisory board members, employees and consultants at $1.00 per share for a period of 10 years from the date of grant.
During
February 2000 the Company filed with the Securities and Exchange Commission Registration Statements on Form S-8 in respect of these three (3) stock option plans. As of March
17, 2000 a total of 80,000 options had been exercised.

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

During the year ended December 31, 1999, the Company issued
138,000 shares of common stock upon conversion of $69,000 of accounts payable. In 1999, investor deposits of $202,500, which were received in 1998, were converted to 405,000 shares of the Company=s common stock. The Company issued 63,801 common shares for petroleum and natural gas interests with a value of $34,022. At December 31, 1999, the Company determined that the petroleum and natural gas interests it held with a historical value of $551,191 had no value and were written off as dry well expenses.