Form 10QSB
period 2000-03-31
SYNERGY TECHNOLOGIES CORP
filed 2000-05-22
CIK 1080634

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2054

FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: 	MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

	Commission file number 0-26721

SYNERGY TECHNOLOGIES CORPORATION
(Exact name of small business issuer
 as specified in its charter)

COLORADO           					  84-1379164
(State or other jurisdiction of 					(IRS Employer
incorporation or organization)					Identification No.)

	335 25th Street, S.E., Calgary, Alberta Canada T2A 7H8
(403) 269-2274
(Issuer's telephone number)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X 			No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

13,640,142 Shares of Common Stock, $0.002 par value, as of May 8, 2000. (See Notes 7 and 9 to the accompanying Unaudited Financial Statements)

Transitional Small Business Disclosure Format (check one):
Yes     No _X_


ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December
31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company=s Annual Report on Form 10-KSB for the year ended December 31, 1999.

The following documents are filed as a part of this report:

SYNERGY TECHNOLOGIES CORPORATION
Consolidated Financial Statements (Management Prepared)
Three Month Period ended March 31, 2000

(INDEX TO FINANCIAL STATEMENTS)

                            	Page

Financial Statements:

Consolidated Balance Sheet - March 31, 2000	         1

Consolidated Statements of Operations -
  For the Periods Ended  March 31, 2000 and 1999 	   2

Consolidated Statement of Cash Flows				             3

Notes to Consolidated Financial Statements           4


SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
MARCH 31, 2000

                              ASSETS
                                                           2000
Current Assets
       Cash                                        $    161,412
       Receivables                                       71,755
       Receivables - related parties                    432,330
       Prepaid Expenses                                  25,987

Total Current Assets                                    691,484

Investments                                             100,000
Office equipment and computers
  net of accumulated depreciation of $261                 4,694

Total Assets                                       $    796,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable - trade                    $    582,069
       Accrued expenses                                 113,316
       Loans payable                                    396,789
       Shareholders' deposits                           200,000

Total Current Liabilities                             1,292,174

Stockholders' Equity (Deficit)
       Common stock, $0.002 par value;100,000,000
        shares authorized, 13,626,142 shares
        issued and outstanding                           27,254
       Additional paid-in capital                     3,342,318
       Unearned compensation                           (183,562)
       Accumulated deficit                           (3,682,006)

    Total Stockholders' Equity (Deficit)               (495,996)

    Total Liabilities and Stockholders' Equity    $     796,178

Commitments and Contingencies -  Note 9


SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION
(UNAUDITED)


                             For the Three Months Ended              Cumulative Period
                                      March 31                       from November 7,
                                 2000          1999                  1996 (Date of
                                                                     Inception) to
                                                                     March 31, 2000
Revenue

     Option income            $     -        $ 100,000               $ 200,000
     Consulting income              -              454                   8,927

                                    -          100,454                 208,927

Expenses
    General and administrative    309,847      170,188               1,710,785
    Stock option compensation     435,438         -                    435,438
    Technology development        178,335      169,715               1,022,500
    Dry well expenses               -          551,095                 722,210

Total Expenses                    923,620      890,998               3,890,933

Gain (Loss) for Period           (923,620)    (790,544)             (3,682,006)

Provision for Income Tax            -             -                       -

Net Income (Loss)             $  (923,620) $  (790,544)        $    (3,682,006)

Basic and Diluted Gain (Loss)
  per Common Share            $     (0.07) $     (0.07)        $         (0.45)

Weighted Average Number
  of Common Shares Used
  in Calculation              $12,663,149  $10,896,429         $     8,169,956


SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)



                                     For the Three Months Ended    Cumulative Period
                                              March 31             from November 7,
                                                                   1996 (Date of
                                                                   Inception) to March
                                         2000         1999         31, 2000

Cash From Operating Activities
Net Loss                             $  (923,620)  $  (790,544)  $  (3,682,006)
Adjustment to reconcile net loss to
  net cash from operations
     Dry well expense                          -       551,095         722,210
     Depreciation                              -          -                595
     Amortization of unearned
       compensation                      435,438          -            435,438
     Issuance of shares for services       7,822          -              7,822
     Exchange rate loss(gain)              2,257        (5,347)          6,343
     Loss on disposition of assets             -         1,333           1,333
Changes in assets and liabilities
     Accounts receivable                 (50,471)      (15,818)        (71,755)
     Prepaid expenses and deposits        (2,075)      (47,460)        (26,001)
     Accounts receivable -
       related parties                  (316,335)       72,479        (392,322)
     Accounts payable                    (75,183)       60,458       1,101,542
     Accrued expenses                     80,483        32,833         113,316
Net Cash Flows From Operating
  Activities                         $  (841,684)   $ (140,971) $   (1,783,485)

Cash From Investing Activities

     Acquisition of oil and gas
       properties                           -         (175,011)       (688,188)
     Acquisition of property and
       equipment                         (2,849)          -             (6,622)
     Acquisition of equity security         -         (100,000)       (100,000)
Net Cash Flows from Investing Activities (2,849)      (275,011)       (794,810)

Cash From Financing Activities

     Proceeds from (payments to)
       notes payable
          - related parties             (13,143)      (295,743)        558,916
     Proceeds from (payments to)
       notes payable                    301,263        339,650         623,624
     Proceeds from investor deposits    200,000           -            402,500
     Sales of Common Stock              517,000        393,236       1,161,010
Net Cash Flows From Financing
  Activities                          1,005,120        437,143       2,746,050

Effect of Exchange Rate
  Changes on Cash                        (2,257)         5,347          (6,343)
Net Change in Cash                      158,330         26,508         161,412
Cash at Beginning of Period               3,082         13,912             -

Cash at End of Period             $     161,412   $     40,420    $    161,412


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements - The accompanying condensed consolidated financial statements are un-audited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-KSB. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

Nature of Operations - Synergy Technologies Corporation (formerly Automated Transfer Systems Corporation) ("Synergy" or "the Company"), was incorporated in Colorado on February 10, 1997. Stone Canyon Resources, Inc. ("Stone Canyon") was incorporated in Colorado on November 7, 1996. Stone Canyon's operations began in 1997 and it became a wholly owned subsidiary of the Company on November
24, 1997.   Both companies were involved in acquiring and developing mineral, oil and gas resources, and technologies related to those resources. The Company's other wholly owned subsidiaries, Carbon Resources Limited, Lanisco Holdings Limited and Syngen Technologies Limited, are Cyprus companies and were organized on April 10, 1998, September 7, 1998 and May 13, 1999, respectively. These companies have been involved in the proving of technology through research and development since their inception.

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

Acquisitions - As further discussed in Note 9, Synergy entered into an agreement to acquire a 75% interest in Carbon Resources Limited ("Carbon"), a subsidiary of Laxarco Holding Limited ("Laxarco"), in May 1998 and entered into an agreement for the remaining 25% in June 1999, for 10,000,000 and 3,000,000 shares of Synergy, respectively. Pursuant to these agreements, the shares of Carbon and the shares of Synergy were placed into escrow.

In January 1999, Carbon, through its wholly owned subsidiary, Lanisco Holdings Ltd. ("Lanisco"), obtained the right to acquire the patents for a heavy oil upgrading technology ("CPJ"). The patents for this technology were placed in trust subject to certain research and development expenditures and the payment of certain royalties to the inventor.

As at June 1999, Carbon held the rights to a gas-to-liquids ("GTL") technology and Lanisco held the option to acquire the patents for the CPJ technology. Synergy organized Syngen Technologies Limited ("Syngen") in June 1999 and transferred the GTL technology from Carbon to Syngen and the shares of Carbon were released from escrow in exchange for the placement of the Syngen shares into escrow. Upon release of the Carbon shares from escrow, Carbon and Lanisco became wholly owned subsidiaries of Synergy. The acquisition of Carbon and Lanisco has been recorded on the financial statements as a purchase with no value attributed to the net assets. The Syngen shares remain in escrow and the patents to the CPJ technology remain in trust. Synergy, Stone Canyon Resources Ltd. ("Stone Canada"), a related company, and Texas T Petroleum Ltd. ("Texas T") have been funding the research and development carried out by Syngen, Carbon and Lanisco. Carbon and Lanisco incurred losses in 1998 from research and development activity. Synergy has recognized all of the losses of Carbon and Lanisco in its 1999 and 1998 statements of operations, with no offset to minority interest. All of the research and development activity for both years has been recorded in the consolidation. The Syngen shares are held in escrow for Laxarco and the CPJ patents are held under the trust agreement. Syngen's GTL research and development activity has been recorded as an expense in the
consolidated financial statements.   If the GTL technology  is not proven, the
shares of Syngen will be released from escrow to Laxarco. In that event, the research and development costs will become a receivable to Synergy from Syngen. It is undeterminable at this time whether such a receivable would be collectible. If the GTL technology is proven then the shares of Syngen will be released from escrow to Synergy. The 13,000,000 shares of Synergy will be released from escrow to Laxarco on the occurrence of the following: 10,000,000 shares will be released upon the viability of either the GTL technology or the CPJ technology, whichever occurs first. The remaining 3,000,000 shares will be released upon the viability of the second technology (either CPJ or GTL). Should neither technology prove viable then the shares of Synergy will be returned to treasury.

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

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Synergy as a going concern. However, Synergy has had no significant income and has had negative cash flows from operating activities during the years ended December 31, 1999 and 1998 and the quarters ended March 31, 2000 and 1999 and cumulative from inception through March 31, 2000, which conditions raise substantial doubt about Synergy's ability to continue as a going concern. Synergy's continued existence is dependent upon its ability to obtain additional financing. The Company will continue to raise funds from the public and private markets and through arrangements with certain related and unrelated companies with which it is negotiating mutually beneficial agreements for the use of the technologies. However, there is no assurance that additional financing will be realized.

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

Technology Development - The amount reported on the Consolidated Statements of Operations for the cumulative period from November 7, 1996 (date of inception) to March 31, 2000 reflects expenditures on the development of the technologies, net of certain GTL development costs charged to Stone Canada at the end of fiscal 1998 and 1999 for reimbursement under the terms of a letter agreement between the Company and Stone Canada executed in September 1998 (Note 2(II)). The cumulative amount reported to March 31, 2000 is net of expenditures of $426,917.

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

Foreign Currency Translation - Exchange gains and losses from holding foreign currencies and having liabilities paid in foreign currencies are included in the results of operations.

Property and Equipment - Property and equipment are reported at cost. Minor repairs, enhancements, and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. No depreciation has been recorded for the three months ended March 31, 2000. Major categories of property and equipment and estimated useful lives are as follows:

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

Restatement of Prior Financial Statements - The previously issued December 31, 1999 and 1998 financial statements were restated to consolidate Carbon and its wholly owned subsidiary, Lansico. Carbon is consolidated due to the releasing of the Carbon shares from escrow as further explained in Note 9, "Carbon Resources Limited", at which time Carbon became a wholly owned subsidiary.

Also, the activities of Syngen have been included in the financial statements based on the Company and related parties having funded Syngen since its
inception.   The Company and related parties may not benefit from that activity until, and unless, certain technology is proven commercially viable. As further described in Notes 1 & 9, the shares of Syngen are in escrow pending the outcome of the research and development.

NOTE 2-RELATED PARTY TRANSACTIONS

(I)	During the three month period ended March 31, 2000, the Company and its subsidiaries were charged a total of $45,656 in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services. An officer of Glidarc Technologies is also a director of Carbon Resources Limited, a private Cyprus corporation. During the three months ended March 31, 2000 an amount of $190,720 for services rendered which remained due and payable to Glidarc Technologies at December 31, 1999, was settled for 304,898 shares of common stock of the Company. An amount of $45,656 remained due and payable to Glidarc at March 31, 2000.

(II)	In September 1998 Stone Canada and Synergy Technologies entered into a letter agreement under which Stone Canada agreed to fund the development of a 4-bbl/day gas to liquids demonstration facility under development in return for the Canadian marketing and licensing rights to the technology. Pursuant to this agreement, from the period September 30, 1998 to the period ended December 31, 1999, invoices totaling $426,917 had been issued to Stone Canada for reimbursement of all costs incurred by the Company or its subsidiaries in respect of the development of the 4-bbl/day facility.

During the quarter ended March 31, 2000 Synergy Technologies Corporation advanced a total of $388,870 to Stone Canada with respect to the development of the 4-bbl/day-demonstration facility. As at March 31, 2000, $432,330 in consolidated receivables remained due from Stone Canada.

NOTE 5- LOANS PAYABLE

Loans payable of $396,789 as of March 31, 2000 reflect an amount of $303,565 payable to Texas T Petroleum, a partner in the development of the CPJ process, and various other unrelated payables totaling $93,224.

NOTE 7 - COMMON STOCK

In November 1998, the Company commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per Unit. Each Unit consisted of one share of common stock and one stock warrant exercisable at any time two (2) years from the date of issue at $1.00 per share for each warrant exercised.
The Company completed this offering of 1,500,000 Units in April 1999 for a total value of $750,00. The Company issued 957,000 Units for cash of $478,500, 138,000 Units as compensation for services valued at $69,000, and 405,000 Units as conversion of debt from investor deposits in the amount of $202,500. No commission fees or other selling expenses were paid. Subsequent to year end, the Company offered to certain subscribers under the aforementioned Rule 504 private placement the option of canceling the warrant portion of the subscribed for Units and participating in an offering of new Units made pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 ("Regulation S"), with each Unit consisting of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two (2) years from the time of subscription. The Company has agreed to keep the offering open until either fully subscribed or April 2001 which would be the expiration date of the warrants under the Rule 504 private placement. The price of these new Units is $1.00, which is the same price as the share purchase warrants that have been cancelled. On January 19, 2000, 100,000 of these new Units were subscribed for. Subsequent to the period ended March 31, 2000, the Company accepted this subscription.

In December 1999, the Company commenced a private placement of its common stock pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 ("Regulation S") at $0.50 per Unit, each Unit consisting of one share of common stock and one warrant exercisable for a period of one year from the date of issuance at $1.00 per share. In January 2000, 10,000 Units were sold for total proceeds of $5,000.

On January 14, 2000, a Financing and Security Agreement was entered into by and among Stone Canyon Resources Ltd. ("Stone Canada") and the Company (collectively the "Borrowers") and James E. Nielson and Wood River Trust (collectively the "Lenders"), in regard to a loan in the amount of $300,000.00 for allocation towards development of the 4 bbl per day SYNGEN demonstration plant. Stone Canada has agreed to hold in trust an equal amount of funds receivable by way of a refund from Natural Resources Canada as collateral for a period of ninety (90) days following the initial start up of the SYNGEN demonstration plant, at which time the Lenders may choose either (i) to convert the loaned amount into 600,000 Units of Synergy Technologies, at which time an amount of $300,000. would be released to Synergy from the Stone Canada trust as consideration for the units or (ii) a release of the funds held in trust in an amount equal to the principal balance and all accrued interest therein, with any additional trust funds to be released to Stone Canyon. Each Unit would consist of one share of common stock and one warrant to purchase an addition share of common stock for $1.00 per share.

On January 14, 2000, a second Financing and Security Agreement was entered into by and among Stone Canada and the Company (collectively the "Borrowers") and Caribbean Overseas Investments Ltd. (the "Lender") with the same terms as the above-described financing agreement, except for the loan amount which is $50,000 and convertible into 100,000 Units.

On January 19, 2000, the Company commenced a private placement of shares of its common stock pursuant to Regulation S. Subsequent to the period ended March 31, 2000, the Company accepted subscriptions to this offering for the sale of 100,000 shares at $1.00 per share.

On January 5, 2000 the Company approved the Year 2000 Employees Stock Award Plan, which authorized awards of up to 1,500,000 shares of common stock. As of March 31, 2000 a total of 1,114,815 shares were issued under the plan as compensation for bonafide services actually rendered.

The warrants issued in connection with the private placements undertaken in the fiscal years ended December 31, 1999 and 1998 are exercisable at $1.00 per share, and expire within two years from the date of issue. To the three month period ended March 31, 2000, the Company issued shares of common stock for cash proceeds of $412,000, or $1.00 per share upon the exercise of warrants.

The following table summarizes the warrants to purchase common stock issued and outstanding:

Warrants outstanding at December 31, 1999:       1,863,000


Warrants exercised at $1.00 per share             (412,000)


Warrants issued/(cancelled) See above           (1,264,000)


Warrants outstanding at March 31, 2000             187,000

As further discussed in Note 9, "Contingent Agreements with Certain Companies", a total of 13,000,000 shares of the Company's common stock under two stock exchange agreements with a Cyprus corporation have been placed into escrow pending the outcome of the technologies reaching "commercial viability" as determined by an independent party. As of March 31, 2000, the shares were still in escrow pending the outcome of this uncertainty.

Stock Options

(a)	On January 5,  2000, the Company approved the 1998 Directors and Employees
Stock Option and Stock Award Plan, which authorized options to purchase 900,000 shares of common stock. The Company's shareholders previously approved the granting of these options on June 5, 1999. During the three month period ended March 31, 2000, options to purchase 400,000 shares were granted to directors, options to purchase 250,000 shares were granted to employees, and options to purchase 250,000 shares were granted to third parties as compensation for services.

(b) On January 5, 2000 the Company also approved the 1999 Directors and Employees Stock Option and Stock Award Plan which authorized options to purchase 1,000,000 shares of common stock. The Company's shareholders previously approved the granting of these options on June 30, 1999. During the three month period ended March 31, 2000, options to purchase 160,000 common shares were granted to employees and options to purchase 210,000 were granted to third parties as compensation for services.

(c) On January 5, 2000, the Company approved the 1999 Directors and Advisory Board Members Stock Option Plan, pursuant to which the Company can grant options to members of the Company's board of directors and advisory board to purchase up to 1,100,000 shares of common stock. At such time, the Company also authorized grants of 350,000 options to directors and 500,000 options to advisory board members under this plan.

(d) On February 23, 2000, the Company granted stock options to purchase 100,000 shares of common stock at $2.25 per share to a third party as consideration for the use of certain property. The options vested immediately and expire February 22, 2003. The options granted were valued at their fair value of $171,000.

Pursuant to notes a, b and c above during the three month period ended March 31, 2000, a total of 1,160,000 options to purchase common shares at $1.00 per share were granted to various employees and directors under the plans described above. These options expire January 2, 2010. The vesting period has not yet been determined.

Further, the Company granted stock options to purchase 960,000 shares of common stock at $1.00 per share to third parties as compensation for services. Of the options granted, 460,000 options have been treated as being vested immediately. This vesting may be amended on subsequent statements. The options expire January 2, 2010. 500,000 of the options vest according to a schedule over two years and January 13, 2005. The options granted were valued at their fair value of $381,400 on the grant date, which amount will be recognized by the Company as the options vest. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, weighted average expected volatility of 169%, weighted average risk-free interest rate of 5.6% and expected life of 1 year.

A summary of the status of the Company's stock options as of March 31, 2000 and changes during the three month period then ended are presented below:


                                                     March 31, 2000

                                  Shares            Weighted Average
                                                      Exercise Price


Outstanding at beginning of year      -            $       -
Granted                           2,220,000             1.06
Outstanding at end of period      2,120,000             1.06
Options exercisable at
  end of period                   1,820,000             1.07
Weighted average fair value of
  options granted during the
  year                                             $    0.40


The following table summarizes information about stock options outstanding at March 31, 2000:


                         Options Outstanding                          Options Exercisable

                                    Weighted
Range of     Number Outstanding     Average           Weighted        Number         Weighted
Exercise     at 3.31.2000           Remaining         Average         Exercisable    Average
Prices                              Contractual Life  Exercise Price  at 3.31.2000   Exercise Price

$1.00 -
$2.25        2,120,000              8.7 years         $1.06           1,820,000      $1.07


The Company measures compensation to employees under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation for options to outside directors is measured using the fair value method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. There was no Stock-based compensation charged to operations during the three months ended March 31, 2000 from options granted to employees and to outside directors, respectively. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                                Cumulative from
                                                                Date of Inception through
                   For the three months ended March 31          March 31., 2000
                      2000                   1999

Net loss:
   As reported      $  923,620             790,544             $ 3,682,006
   Pro forma         1,213,620                -                  3,972,006

Basic and diluted loss per share:

   As reported      $     0.07                0.07             $      0.45
   Pro forma              0.10                -                       0.49


NOTE 8-COMMITMENTS AND CONTINGENCIES

Litigation -
Bataa Oil, Inc.

During 1996, Stone Canyon purchased interests in certain leasehold properties. Through December 31, 1997, Stone Canyon paid $458,080 for acquisition costs and development costs associated with such interests. Such amount was paid to Bataa Oil, Inc., by the founding shareholders of Stone Canyon and Stone Canyon paid
such amount to the founding shareholders.   Bataa Oil, Inc. also served as
operator of each lease. Prior to the merger with the Company, Stone Canyon issued a total of 1,700,000 shares of its common stock to certain founders of Stone Canyon, including 411,842 shares to Bataa and its designees and 63,910 shares to Richard and Anita Knight, as part of the consideration for such properties. Such shares were exchanged for an equal number of shares of the Company as part of a share exchange agreement executed in November 1997 between the Company, Stone Colorado and Stone Canada.

Stone Canyon and the Company contend that Bataa represented to Stone Canyon and/or its affiliates that the price for these properties was set at the price paid by Bataa for the same. Stone Canyon and the Company have since learned that Bataa's costs for these properties were far less than the amount charged. The Company has questioned the form of legal title taken for the properties as well as adequate documentation and disclosure of all underlying obligations, liabilities and arrangements relating to the properties between Bataa Oil, Inc. and the vendors. The Company has also learned that some of these leases have been forfeited due to a failure to meet a drilling obligation imposed by one of the vendors. Stone Canyon was not appraised of such obligation prior to the acquisition of its interest in the leases. The Company has been advised by legal counsel that the issuance of the shares to Bataa Oil and its designees was without the kind, amount or form of consideration as authorized by the Board of Directors and could therefore be deemed to be an invalid issuance. In order to protect the interests of all shareholders, the Company has placed a "stop transfer" with the transfer company against the founders shares, including 411,842 shares of its common stock owned by Bataa Oil and its designees and 63,910 shares owned by Richard and Anita Knight.

As a result of this dispute, Bataa, Richard and Anita Knight and certain others, filed a complaint in the District Court, County of Denver, in the State of Colorado against the Company, its wholly-owned subsidiary, Stone Canyon and Stone Canada, which was previously the Company's sole controlling shareholder. The original complaint asserted only one claim (Breach of Fiduciary Duty and mandatory injunction) against the Company to compel it to remove restrictive legends from the plaintiffs shares of the Company's common stock. The plaintiffs have amended their complaint twice, and as a result, have named additional defendants to this lawsuit, including members of the Company's Board of Directors, the Company's transfer agent (Holladay Stock Transfer Inc.), founding shareholders of Stone Canyon and other individuals. The plaintiffs second complaint also includes causes of action for conversion, civil conspiracy and unjust enrichment. The Company's Answer and Counterclaims denied all material allegations, asserted numerous affirmative defenses and asserted counterclaims against Plaintiffs Bataa Oil, David Calvin and/or Richard and Anita Knight for an accounting, fraud, intentional misrepresentation, breach of fiduciary duty, damages and punitive damages.

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

NOTE 9- CONTINGENT AGREEMENTS WITH CERTAIN COMPANIES

The Company has entered into certain agreements which are contingent upon certain technology reaching commercial viability. The financial accounting effect of these agreements have not been recorded pending the outcome of the contingency. A summary of the agreements with the various companies follows:

Carbon Resources Limited - Carbon Resources Limited ("Carbon") is a private Cyprus corporation, a wholly owned subsidiary of Synergy Technologies, and the 100% shareholder of Lanisco Holdings Limited (a private Cyprus corporation), which holds the rights to acquire the CPJ Process, a proprietary and patented technology for the upgrading of heavy crudes to conventional light oils.

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

On January 8, 1999, Synergy Technologies reached a verbal agreement with Texas T Petroleum Ltd., a Colorado oil and gas corporation, ("Texas T Petroleum"), whereby Texas T Petroleum received an option to negotiate the acquisition of up to 50% of the shares of Carbon in exchange for the payment of $100,000 cash and the expenditure of an additional $100,000 towards development of the CPJ technology. Synergy advanced $100,000 of such funds to Lanisco for the purchase of 1,000,000 Units of Texas T Petroleum. Each Unit is comprised of one (1) share of common stock and one stock warrant to acquire an additional share for a period of three years from the date of issue at $1.00 per share.

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

To facilitate an agreement with respect to the CPJ process, Carbon, Laxarco Holding and Synergy Technologies agreed to amend the original share exchange agreements to transfer the SYNGEN technology from Carbon to a newly incorporated subsidiary of Synergy Technologies. Effective June 25, 1999 Synergy Technologies incorporated Syngen Technologies Limited and the SYNGEN technology was transferred from Carbon to Syngen. The shares of Syngen, the newly incorporated subsidiary, were placed in escrow subject to the terms of the original technology transfer agreement executed between Carbon and Laxarco. The shares of Carbon were released from escrow and Carbon became a wholly-owned subsidiary of Synergy Technologies. The CPJ technology is held in escrow subject to funding and development commitments by Lanisco.

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

Syngen Technologies Limited- Syngen Technologies Limited ("Syngen") incorporated June 25, 1999 is a private Cyprus corporation and a 100% owned subsidiary of Synergy Technologies Corporation contingent upon the terms of two share exchange agreements dated May 5, 1998 and June 25, 1999, respectively.

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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Statements included in Management's Discussion and Analysis of Financial Conditions and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

In connection with the Company's audit of its financial statements for the period ended December 31, 1999, the Company's financial statements for the periods ended prior to 1999 were restated to exclude certain contracts for the acquisition of two proprietary and patented technologies due to the fact that the issuance of shares in connection with such acquisitions are contingent upon third parties verification that the Company's technologies have reached specific levels of commercial viability. As a result, previously recorded assets and liabilities associated with the technologies have also been excluded from the financial statements. See Note 9 to the Unaudited Financial Statements included herewith for a discussion of these contingent agreements.

The Company's business is the development of technologies related to the oil and gas industry. Capital from equity issues or borrowings or partnering with industry is necessary to fund the Company=s future technology and operations development. Therefore the financial statements included in this report for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the Company's future operations.

Plan of Operation

The Company, as of March 31, 2000, had limited cash resources. The Company needs to raise additional funds to meet its cash requirements for the next twelve (12) months. The Company intends to raise such funds from the sale of equity securities through private placements, borrowings, government grants and partnering with industry in the development of its technologies.

The Company has advanced funds during the last fiscal quarter to its subsidiaries, Carbon Resources Limited., Lanisco Holdings Limited, and Syngen Technologies Limited, to fund research and development on its patented and proprietary heavy oil upgrading technology known as the "CPJ Technology" and its patented and proprietary gas-to-liquids technology referred to as the "SYNGEN Technology". SynGen Technologies Limited will become a wholly-owned subsidiary of the Company upon the SYNGEN Technology becoming commercially viable. The amounts advanced were for (a) the design, development and marketing of a 2 barrel per day CPJ unit in Calgary, Alberta to test client oils; and (b) the design, development and marketing of a 4 barrel per day demonstration facility in the Province of Alberta utilizing the SYNGEN Technology. See below "-Results of Operation".

The Company has completed installation of its 2 barrel per day CPJ Technology test unit in its laboratory in Calgary. In April 2000, it commenced testing heavy oil samples in the CPJ Technology test unit and will move to testing client samples after completing its own internal testing to optimize operating conditions. The Company expects that $500,000 will be expended during the next twelve (12) months towards the operation and testing of the 2 barrel per day CPJ demonstration unit. The Company also expects to receive one-half of such amount from its CPJ Technology joint venture partner.

During the fiscal year 2000, the Company intends to begin the detailed engineering and construction of a 100 barrel per day heavy oil pilot plant. The total cost of this pilot plant is approximated at $5 million. The Company and its joint venture partner will look to potential users of the technology and government grants and/or loans to assist in funding the costs of construction of this pilot plant.

The Company has completed the construction of its 4 barrel per day SYNGEN demonstration plant and expects to complete installation by June 1, 2000. The Company will then conduct various tests of the demonstration plant for approximately one (1) month. The Company is also building a Fischer-Tropsch system, which will be installed next to the SYNGEN demonstration plant to create a gas-to-liquids system. The Company and its partners expect to expend $1.9 million on the construction of the Fischer-Tropsch system and operation of the completed 4 barrel per day gas-to-liquids demonstration plant during the next twelve (12) months.

During the next twelve (12) months, the Company expects to complete the detailed engineering and commence construction of a 500 barrel per day SYNGEN reactor at the estimated cost of $1.5 million, to be placed at a site to be determined.

The Company expects that the total number of people employed by the Company and its subsidiaries will increase as the above-described pilot plants and demonstration units are completed and are in operation.

Liquidity

Cash flows from continued operations during the period ended March 31, 2000 and 1999 reflect new cash used of $(841,684) and $(140,971) respectively, while cash flows provided by investing activities for the same periods were $(2,849) and $(275,011) and cash flows used by financing activities were $1,005,120 and $437,143, respectively.

At March 31, 2000 and 1999, the Company had working capital deficit of $600,690 and $(510,200), respectively. If the Company generates an operating loss for the year 2000 comparable to the loss incurred for 1999, its working capital could be negatively impacted. However, the Company anticipates funding from potential users of the technology, in conjunction with its financings, will generate sufficient capital to meet operating expenses. If the Company's operating expenses for fiscal year 2000 are significantly greater than that of fiscal year 1999, and the Company is unable to complete further financings or to find partners for its technologies, then the Company will not have sufficient funds to meet its cash and operating expense requirements.

Assets

As at March 31, 2000 the Company had total assets of $796,178 compared to total assets of $504,433 at March 31, 1999. This represents an increase of $291,745, which is attributable both to an increase in cash and an increase in related and unrelated accounts receivable. Total assets as at March 31, 2000 consist of $161,412 cash, related party receivables of $432,330, other receivables of $71,755, prepaid expenses of $25,987, investments totalling $100,000 and office equipment of $4,694.

Results of Operations

As of the date of this filing the Company has limited sources of income. During the quarter ended March 31, 2000, the Company relied primarily upon the sale of stock to pay its operating expenses. See "Part II, Item 2. Changes in Securities" below. The Company also relied upon funds from its technology funding partners to pay for most of the research and development costs incurred during this quarter. See the last paragraph of this Section below. Management expects to earn some income from testing of heavy oil samples for clients, however these fees will be minimal as compared to the funds which will be required for the ongoing development of the Company's technologies.

The Company has a joint venture partner for the CPJ Technology who is obligated to fund $1,000,000 towards the development of the Technology to earn its fifty
percent 50% interest therein.   This funding commitment has been met to date
with $276,173 remaining to fulfill the obligation. The joint venture partner is committed to funding fifty percent (50%) of the ongoing development costs of the CPJ Technology after earning its fifty percent (50%) interest. The Company must be able to raise additional funds for development of both technologies by way of borrowings, equity financings, licensing agreements or joint ventures to continue to fund the development of its' technologies.

The Company's net operating loss for the first quarter of the year 2000 increased by 16.8% due to an increase in the Company's general and administrative expenses associated with increased personnel and research and development activities by its subsidiaries. The Company had dry-well expenses in the first quarter of 1999 of $551,095 with no such expenses in the first quarter of this fiscal year. However, the Company did incur in the first quarter of this fiscal year a one-time accounting charge of $435,438 associated with the granting of stock options to members of its advisory board and non-employees. See Note 7 to the Unaudited Financial Statements included herewith. The Company's net loss from continuing operations during this quarter was $923,620, compared to a loss of $790,544 for the same quarter in the preceding year.

The Company's operating expenses (other than the one-time accounting charge) were comprised primarily of general and administrative expenses of $309,847 and technology development of $178,335. While the Company's total expenses for the first quarter of year 2000 increase by only 3.7% from the same quarter last year, general and administrative expenses for the same periods increased by 82%.

The Company's present business does not generate sufficient revenues to cover its operating expenses. The Company may not be able to continue unless it can raise additional funds or source industry partners.

As of March 31, 2000, a total of $3,281,102 has been expended in the development of the Company=s two proprietary and patented technologies by the Company, its subsidiaries and its joint venture partners. Of the total amount expended, Texas T Petroleum Ltd., the Company's joint venture partner in the CPJ technology has advanced $723,827 and $2,258,601.91 has been advanced by Stone Canyon Resources Ltd., a related corporation, for the SYNGEN technology, which amount includes a loan in the amount of $388,870 from the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

The Company intends to vigorously pursue this litigation. No trial date has been set for this matter.

ITEM 2.      CHANGES IN SECURITIES

In January 2000, the Company sold 10,000 units in an offering conducted pursuant to Regulation S, promulgated by the SEC under the 1933 Act ("Regulation
S"), which commenced in December 1999.   Each unit consisted of one share of
common stock and a warrant to purchase another share of common stock for $1.00 per share. The Company received proceeds of $5,000 from this offering. No commission fees or other selling expenses were paid.

On January 19, 2000, the Company commenced a private placement of shares of its common stock pursuant to Regulation S. Subsequent to the period ended March 31, 2000, the Company accepted subscriptions to this offering for the sale of 100,000 shares at $1.00 US per share. No commission fees or other selling expenses were paid.

On January 19, 2000, the Company commenced a private placement of its Units pursuant to Regulation S. Each Unit consisted of one (1) share of common stock and one (1) warrant to purchase an additional share of common stock for $3.50 per share, exercisable any time prior to one (1) year from effective date of the subscription. The Company realized proceeds from this offering of $100,000 on the sale of 100,000 Units at $1.00 US per Unit. No commission fees or other selling expenses were paid. The Company expects to close this offering during the second fiscal quarter of 2000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5.   OTHER INFORMATION

     	On March 28, 2000, the Company extended an employment offer to its president, Mr. Cameron Haworth. Such offer includes annual salary of $140,000 CDN ($95,367.85 US based on an average exchange rate of $1.468 CDN to $1.00
US as of March 20, 2000.)

Mr. Haworth, who had previously devoted time to the Company on a part-time basis, is now a full-time employee of the Company.

In January 2000, the Company moved into its new headquarters at 335 25th
Street, S.E., Calgary, Canada T2A 7H8. The Company subleases office space and laboratory space at this location from Capital Reserve Canada Limited, an Alberta corporation, at the rate of $12,500.00 per month. The Company subleases 4,345 square feet of office space and 3,950 square feet of laboratory space. These facilities, in addition to providing office space for its officers and staff, also provides needed laboratory space for the Company=s research and development activities on its technologies. No written lease agreement has been entered into as of the date of the filing of this report.

On February 23, 2000, the Company entered into an agreement with Beau
Canada Exploration Ltd. for placement of the Company's 4 barrel-per-day pilot plant at Beau Canada's gas plant in Bantry, Alberta, Canada. In exchange for Beau Canada's agreement to allow the Company to install and operate the pilot plant at this site, the Company has granted to Beau Canada the option to purchase up to 100,000 shares of the Company's common stock at the price of $2.25 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

a)	EXHIBIT INDEX


Index
Number             	Description                                 Reference
 2.1  Articles of Incorporation filed with the Secretary of
State February 10, 1997.                                             *

2.2   Articles of Exchange by and between Automated
Transfer Systems, Inc. and Stone Canyon Resources, Inc. filed
with the Secretary of State November 24, 1997                        *

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

6.3  Escrow Agreement by and between the Company and Laxarco
Holding Limited dated May 16, 1998                                   *

6.4  Agreement for Investor Relations Services and Compensation
by and between Lance W. Bauerlein and the Company dated August
20, 1998.                                                            *

6.5  Assignment of Technology by and between Pierre Jorgensen and Lanasco Holdings, a subsidiary of the Company, dated January
6, 1999.                                                             *

6.6  Agreement by and between the Company and Eisenberg
Communications effective February 16, 1999.                          *

6.7  Agreement of Purchase and Sale by and between Revival
Resources Ltd., Stone Canyon Resources, Inc. and the Company
dated March 22, 1999.                                                *

6.8  Option letter agreement between Laxarco Holding Ltd.,
Texas T Petroleum and the Company dated June 25, 1999.               *

6.9  Amendment No. 1 to the Assignment of Technology agreement by and between Laxarco Holding Limited and Carbon Resources Limited
dated June 25, 1999.                                                 *

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

6.11  Amended and Restated Escrow Agreement by and among the
Company and Laxarco Holding Limited dated June 25, 1999.             *

6.12  Share Exchange Agreement by and between Laxarco Holding
Limited, Carbon Resources Limited and the Company
dated June 25, 1999.                                                 *

6.13  Share Exchange Agreement between Texas T Petroleum Ltd
and the Company dated June 25, 1999.                                 *

7.1  French  Patent Application No. 97-10989: A CZERNICHOWSKI,
P. CZERNICHOWSKI "Assistance Electrique D'Oxydation Partelle
d'Hydrocarbures Legers Par L'Oxygene".  Filing
Date: 01.09.97 ; accepted on October 20, 1997.                       *

7.2  Notice of Recordation of Assignment Document,
United States Patent and Trademark Office, serial
number 09144318, recordation dated 08/31/1998,
with Assignement of Assinor's Interest, assigning to
Laxarco Holding Limited all rights in French Patent
Application No. 97-10989.                                            *

7.3  French Patent Application No. 97-00364: A
CZERNICHOWSKI, P. CZERNICHOWSKI, "Conversion D'Hydrocarbures
Assistee par Les Arcs Electrirques Gissants En Presence
De La Vapeur D'Eau Et/ou De Gaz Carbonique".  Filing Date:
13.01.97; this patent will be issued effective May 5, 2000.           *

7.4  Notice of Recordation of Assignment Document,
United States Patent and Trademark Office, serial
number 09005647, recordation dated10/19/1998,
with Assignement of Assignor's Interest, assigning to
Laxarco Holding Limited all rights in French Patent
Application No. 97-00364.                                             *

7.5  French Patent Application No. 981283: P
JORGENSEN, "Conversion profonde jumelant la
demetallisation et la conversion de bruts, residus ou
huiles lourdes en liquides legers, a l'aide de composes
oxygens purs ou impurs (H20, CO2, CO accompangnes de H2, N2
SH2 etc)". Filing date 16.10.98.		                                    *

7.6  USA and PCT Patent Applications Nos. US5371-
00100 and PCT/US98/00393: A CZERNICHOWSKI, P. CZERNICHOWSKI,
"Conversion of hydrocarbons assisted by gliding
electric arcs in the presence of water vapor and/or
carbon dioxide".  Filing date: 12.01.98.  This patent
was issued on November 30, 1999.                                      **

7.7  USA and PCT Patent Applications Nos US5407-00500 and
PCT/US98M8027: A CZERNICHOWSKI, P. CZERNICHOWSKI,
"Electrically assisted partial oxidation of light
hydrocarbons by oxygen".  Filing Date: 23.08.98.
This patent was issued on December 28, 1999.                          **

27  Financial Data Schedule                                     Filed herewith


*These documents are incorporated by reference to the Company's Registration Statements on Form 10-SB filed on July 15, 1999.

**These documents are incorporated by reference to the Company's Annual Report on Form 10-KSB/A (Amendment No. 1), for the period ending December 31, 1999.

 (b)  REPORTS ON FORM 8-K:

The Company reported on a Form 8-K, dated February 28, 2000, the change of the Company's principal accountants from Sarna & Co. to Hansen Barnett & Maxwell. Such Form 8-K was amended on April 13, 2000, to include, as an exhibit thereto, a copy of a letter from Sarna & Co. confirming that it agrees with the statements made by the Company in its original Form 8-K.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY TECHNOLOGIES CORPORATION
(Registrant)

Date: May 19, 2000

By:/s/  Cameron Haworth
Tile:  President


By:/s/ Jacqueline Danforth
Title:  Secretary