Form 10QSB
period 2000-06-30
SYNERGY TECHNOLOGIES CORP
filed 2000-08-15
CIK 1080634

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 2054

                     FORM 10-QSB
                      (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

26,711,090 shares of Common Stock, $0.002 par value, as of August 7 , 2000. (See Notes 9 and 10 to the accompanying Unaudited Financial Statements).

Transitional Small Business Disclosure Format
(check one):   Yes     No _X_

           SYNERGY TECHNOLOGIES CORPORATION
                   AND SUBSIDIARIES

             (A Development Stage Company)
          Consolidated Financial Statements
         (Unaudited, Prepared by Management)

                 For the Periods Ended
                June 30, 2000 and 1999

           SYNERGY TECHNOLOGIES CORPORATION
                   AND SUBSIDIARIES
             (A Development Stage Company)




                   TABLE OF CONTENTS





                                                               Page

Consolidated Financial Statements (unaudited):

Consolidated Balance Sheet B June 30, 2000 (unaudited)         4

Consolidated Statements of Operations for the Three
Month and Six Month Periods Ended  June 30, 2000 and 1999 and
for the Period from November 7, 1996 (Date of Inception)
 to June 30, 2000 (unaudited)                                   5

Consolidated Statements of Cash Flows for the Six Month
Periods ended June 30, 2000 and 1999 and for the Period
from November 7, 1996 (Date of Inception) to June 30,
2000 (unaudited)                                                6 - 7

Notes to Consolidated Financial Statements                      8 -22



                   SYNERGY TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES
                     (A Development Stage Company)
                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                             JUNE 30, 2000

                                ASSETS

2000
CURRENT ASSETS
  Cash                                                        $810,766
  Receivables                                                   82,637
  Receivables - related parties                                123,953
  Prepaid Expenses                                              27,553

   Total Current Assets                                      1,044,909

Investments                                                    100,000
Office equipment and computers net of accumulated
  depreciation of $3,672                                        26,860

Total Assets                                                $1,171,769

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable - trade                                  $  550,278
  Accrued Expenses                                             110,492
  Loans Payable                                                492,187
  Shareholders' deposits                                       200,000

    Total Current Liabilities                                1,352,957

Long Term Liabilities
  Notes Payable                                                900,000

    Total Liabilities                                        2,252,957

Stockholders' Equity (Deficit)
  Common Stock, $0.002 par value; 100,000,000
  Shares authorized, 13,711,090 shares issued and outstanding   27,424
  Additional paid-in capital                                 4,339,765
  Unearned compensation                                       (184,792)
  Accumulated deficit                                       (5,263,585)

Total Stockholders' Equity (Deficit)                        (1,081,188)

Total Liabilities and Stockholders' Equity                $  1,171,769


   Contingent Agreements - Note 9


       The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial
       Statements for the fiscal year ended December
       31, 1999.

                   SYNERGY TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF OPERATION
                              (UNAUDITED)
                             JUNE 30, 2000

                            For the three       For the six        Cumulative Period
                            months ended        months ended       from November 7,
                            June 30             June 30            1996 (Date of Inception) to
                            2000         1999   2000       1999    June 30, 2000
Revenue
  Option Income           $  -       $ 100,000   $  -    $200,000   200,000
  Consulting Income          -          -           -         454     8,927
                             -         100,000      -     200,454   208,927

Expenses
  General Administrative   412,377     180,788  722,223   350,976  2,123,161
  Stock Option
    Compensation            74,687      -       510,125     -        510,125
  Technology Development   194,515     229,986  372,851   399,701  1,217,016
  Dry Well Expenses          -          -           -     551,095    722,210

Total Expenses             681,579     410,774  1,605,199  1,301,772  4,572,512

Loss From Operations      (681,579)  (310,774) (1,605,199) (1,101,318) (4,363,585)

Other Expense
  Amortization of Debt
  Discount and Offering
  Costs                   (900,000)     -        (900,000)   -        (900,000)
Net Loss Before Income
  Taxes                 (1,581,579)  (310,774) (2,505,199) (1,101,318) $(5,263,585)
Provision for
  Income Tax                  -          -           -       -            -

Net Income (Loss)      $(1,581,579) $(310,774) $(2,505,199)  $(1,101,318)  $(5,263,585)

Basic and Diluted
  Gain (Loss) per
  Common Share        $   (0.12)   $  (0.03)   $   (0.19)    $(0.10)     $(0.48)

Weighted Average
  Number of Common
  Shares Used in
  Calculation           13,676,256  11,906,578   13,166,131  11,404,294  10,988,197

       The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial
       Statements for the fiscal year ended December
       31, 1999.
                   SYNERGY TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES
                     (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                              (UNAUDITED)
                             JUNE 30, 2000

                            For the Six Months Ended      Cumulative Period From
                                      June 30              November 7, 1996
                                                           (Date of Inception)
                            2000                1999       To June 30, 2000
Cash From Operating
  Activities
Net Loss             $   (2,505,199)     $   (1,101,318)   $(5,263,585)

Adjustment to
  reconcile net
  loss to net cash
  from operations
   Dry Well Expense               -             551,095        722,210

  Depreciation                3,411                 -            4,006

  Amortization of
    Unearned
    Compensation            510,125                   -        510,125
  Issuance of Shares
    for Services              7,822                   -          7,822
  Exchange rate loss
    (gain)                   10,179                (401)        14,265
  Loss on disposition
    of Assets                     -               1,333          1,333
Changes in Assets and
    Liabilities
  Accounts Receivable       (61,353)            (17,434)       (82,637)
  Prepaid Expenses
    and Deposits             (3,642)            (38,837)       (27,568)
  Accounts Receivable
    - related parties       (51,878)            183,482         83,945
  Accounts Payable          (15,353)            280,741      1,117,452
  Accrued Expenses           77,659              32,833        110,492
Net Cash Flows From
  Operating Activities $ (1,128,229)     $     (108,506)   $(2,070,030)

Cash From Investing
  Activities
  Acquisition of Oil
   and Gas Properties             -            (175,011)      (688,188)
  Acquisition of
   Property and
    Equipment               (28,425)                  -        (32,198)
  Acquisition of
    Equity Security               -            (100,000)      (100,000)
Net Cash Flows From
  Investing Activities      (28,425)           (275,011)      (820,386)
Cash from Financing
  Activities
   Proceeds from
  (payments to) notes
   payable
    - related parties       (13,143)                  -        558,916
Proceeds from
   (payments to) Notes
    Payable                 396,661            (300,743)       719,022
  Proceeds from
    Investor Deposits       200,000             221,299        402,500
  Net Proceeds from
   Convertible Debt         855,000                   -        855,000
  Sales of Common Stock     535,999             518,500      1,180,009
Net Cash Flows from
  Financing Activities    1,974,517             439,056      3,715,447

Effect of Exchange Rate
  Changes on Cash          (10,179)                 401        (14,265)
Net Change in Cash         807,684               55,940        810,766
Cash at Beginning
 of Period                  3,082                13,912            -
Cash at End of Period   $  810,766             $  69,852      $810,766



       The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial
       Statements for the fiscal year ended December
       31, 1999.


           SYNERGY TECHNOLOGIES CORPORATION
                   AND SUBSIDIARIES
             (A Development Stage Company)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

NOTE 1 C SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements C The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal, recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented.
Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-KSB. The results of operations for the three month and six month period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

Reorganization C On October 24, 1997, Synergy entered into a reorganization agreement with Stone Canyon. As a result of the reorganization, the Stone Canyon shareholders became shareholders of the Company whereby each share of Stone Canyon stock was exchanged for one share of Synergy stock. The Company approved a total of 2,901,007 shares for exchange. Of such amount all but 7,143 shares have been exchanged.

The reorganization agreement has been considered the reorganization of Stone Canyon and the acquisition of Synergy in a purchase business combination. Prior to the reorganization, Synergy had substantially no net assets and no ongoing business; therefore, the 2,549,500 shares of common stock outstanding at the date of the reorganization were recorded at $0.
Because Synergy had no net assets and no ongoing business, no pro forma information is presented. For legal purposes, and per the reorganization agreement, Stone Canyon is considered a wholly owned subsidiary of Synergy.

Prior to the reorganization, Stone Canyon owed $453,916
to a related entity. In the reorganization, 4,539,162 shares of common stock were issued at $0.10 per share in full satisfaction of the debt.

Acquisitions  C  As further discussed in Note 9, in
May, 1998, Synergy entered into an agreement with Laxarco Holding Limited (ALaxarco@) to acquire a 75% interest in Carbon Resources Limited (ACarbon@), a subsidiary of Laxarco, and in June, 1999 entered into a further agreement with Laxarco for the remaining 25% for 10,000,000 and 3,000,000 shares of Synergy, respectively. Pursuant to these agreements, the shares of Carbon and the shares of Synergy were placed into escrow.

In January 1999, Carbon, through its wholly owned subsidiary, Lanisco Holdings Ltd. ("Lanisco"), obtained the right to acquire the patents for a heavy oil upgrading technology (referred to as ACPJ@). The patents for this technology were placed in trust subject to certain research and development expenditures and the payment of certain royalties to the inventor.

As at June 1999, Carbon held the rights to a gas-to-
liquids ("GTL") technology and Lanisco held the option
to acquire the patents for the CPJ technology.  Synergy
organized Syngen Technologies Limited ("Syngen") in
June 1999 and transferred the GTL technology from
Carbon to Syngen and the shares of Carbon were released
from escrow in exchange for the placement of the Syngen
shares into escrow.    Upon release of the Carbon
shares from escrow, Carbon and Lanisco became wholly
owned subsidiaries of Synergy.  The acquisitions of
Carbon and Lanisco have been recorded on the financial
statements as a purchase with no value attributed to
the net assets.  The Syngen shares remain in escrow and
the patents to the CPJ technology remain in trust (see
Note - 10 SUBSEQUENT EVENTS).  Synergy, Stone Canyon
Resources Ltd. (AStone Canada@), which is a related
company by virtue of common directors, and Texas T
Petroleum Ltd. ("Texas T") have been funding the
research and development carried out by Syngen, Carbon
and Lanisco.  Carbon and Lanisco incurred losses in
1999 and 1998 from research activity.  Synergy has
recognized all of the losses of Carbon and Lanisco in
its 1999 and 1998 statements of operations, with no
offset to minority interest.  All of the research and
development activity for both years has been recorded
in the consolidation.   The Syngen shares are held in
escrow for Laxarco and the CPJ patents are held under
the trust agreement.  Syngen=s GTL research and
development activity has been recorded as an expense in
the consolidated financial statements.   Subsequent to
the quarter ended June 30, 3000, the parties agreed to release from escrow all of the Laxarco shares and the Syngen shares (see Note 10 - SUBSEQUENT EVENTS).

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

Business Condition - The accompanying financial
statements have been prepared in conformity with
generally accepted accounting principles, which
contemplates continuation of Synergy as a going
concern. However, Synergy has had no significant income
and has had negative cash flows from operating
activities during the years ended December 31, 1999 and
1998 and cumulatively from inception through June 30,
2000, which conditions raise substantial doubt about
Synergy's ability to continue as a going concern.
Synergy's continued existence is dependent upon its
ability to obtain additional financing.  The Company
will continue to raise funds from the public and
private markets and through arrangements with certain
related and unrelated companies with which it is
negotiating mutually beneficial agreements for the use
of the technologies.   However, there is no assurance
that additional financing will be realized.

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

Technology Development C The amount reported on the Consolidated Statements of Operations for the cumulative period from November 7, 1996 (Date of Inception) to June 30, 2000 reflects expenditures on the development of the technologies, net of certain GTL development costs charged to Stone Canada at the end of fiscal 1998 and 1999 for reimbursement under the terms of a letter agreement between the Company and Stone
Canada executed in September 1998 (See Note 2(II)
ARELATED PARTY TRANSACTIONS). The cumulative amount reported to June 30, 2000 is net of expenditures of $426,917 which were invoiced to Stone Canada.

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

Estimated Useful Life

Furniture and fixtures                     3-5 years
Computer equipment                           2 years

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share.

Restatement of Prior Financial Statements - The previously issued December 31, 1999 and 1998 financial statements were restated to consolidate Carbon and its wholly owned subsidiary, Lansico. Carbon is consolidated due to the releasing of the Carbon shares from escrow as further explained in Note 9, ACarbon
Resources Limited@, at which time Carbon became a wholly owned subsidiary.

Also, the activities of Syngen have been included in
the financial statements based on the Company and
related parties having funded Syngen since its
inception.   The Company and related parties may not
benefit from that activity until, and unless, certain technology is proven commercially viable. As further described in Note 10, until recently the shares of Syngen have been held in escrow.

NOTE 2 - RELATED PARTY TRANSACTIONS

(1) During the three-month period ended June 30, 2000, the Company and its subsidiaries were charged a total of $43,128 in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services. An officer of Glidarc Technologies is also a member of the Board of Directors of Carbon Resources Limited, a private Cyprus corporation and has, since the end of the quarter, became a member of the Board of Directors of the Company. During the six months ended June 30, 2000, an amount of $190,720 for services rendered which remained due and payable to Glidarc Technologies at December 31, 1999, was settled for 304,898 shares of common stock of the Company. An amount of $33,274 remained due and payable to Glidarc at June 30, 2000.

(2)  In September 1998, Stone Canada and Synergy
     Technologies entered into a letter agreement under which Stone Canada agreed to fund the development of a 4-bbl/day gas to liquids demonstration facility in return for the Canadian marketing and licensing rights to the GTL or Syngen technology. Pursuant to this agreement, from the period September 30, 1998 to the period ended December 31, 1999, invoices totaling $426,917 had been issued to Stone Canada for reimbursement of all costs incurred by the Company or its subsidiaries in respect of the development of the 4-bbl/day facility.


During the quarter ended March 31, 2000 Synergy advanced a total of $388,870 to Stone Canada with respect to the development of the 4-bbl/day-demonstration facility. As at June 30, 2000, $123,953 in consolidated receivables remained due from Stone
Canada.

NOTE 5 - LOANS PAYABLE

Loans payable of $492,187 as of June 30, 2000 reflect an amount of $405,953 payable to Texas T Petroleum, a partner in the development of the CPJ process, and various other unrelated payables totaling $86,234.

NOTE 7 - COMMON STOCK

In November 1998, the Company commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per Unit. Each Unit consisted of one share of common stock and one stock warrant exercisable at any time two (2) years from the date of issue at $1.00 per share for each warrant exercised.
The Company completed this offering of 1,500,000 Units in April 1999 for a total value of $750,000. The
Company issued 957,000 Units for cash of $478,500, 138,000 Units as compensation for services valued at $69,000, and 405,000 Units as conversion of debt from investor deposits in the amount of $202,500. No commission fees or other selling expenses were paid.
Subsequent to year end, the Company offered to certain subscribers under the aforementioned Rule 504 private placement the option of canceling the warrant portion of the subscribed for Units and participating in an offering of new Units made pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 (Regulation S@), with each Unit consisting of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two (2) years from the time of subscription. The Company has agreed to keep the offering open until either fully subscribed or April
2001 which would be the expiration date of the warrants under the Rule 504 private placement. The price of these new Units is $1.00, which is the same price as the share purchase warrants that have been cancelled.
On January 19, 2000, 100,000 of these new Units were subscribed for. During the period ended June 30, 2000, the Company accepted this subscription. As at June 30, 2000 the subscribed for shares remained reserved for issue.

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

On January 5, 2000 the Company approved the Year 2000
Employees Stock Option and Stock Award Plan, which authorized awards of up to 1,500,000 shares of common stock. As of June 30, 2000 a total of 1,205,763 shares had been issued under the plan as compensation for bonafide services actually rendered with 25,000 options being granted during the three (3) month period ended
June 30, 2000.

On January 14, 2000, a Financing and Security Agreement was entered into by and among Stone Canyon Resources
Ltd. ("Stone Canada") and the Company (collectively the "Borrowers") and James E. Nielson and Wood River
Trust (collectively the "Lenders"), in regard to a loan in the amount of $300,000.00 for allocation towards development of the 4 bbl per day SYNGEN demonstration plant. Stone Canada has agreed to hold in trust an equal amount of funds receivable by way of a refund from Natural Resources Canada as collateral for a period of ninety (90) days following the initial start up of the SYNGEN demonstration plant, at which time the Lenders may choose either (i) to convert the loaned amount into 600,000 Units of Synergy Technologies, at which time an amount of $300,000 would be released to Synergy from the Stone Canada trust as consideration for the units or (ii) a release of the funds held in trust in an amount equal to the principal balance and all accrued interest therein, with any additional trust funds to be released to Stone Canyon. Each Unit would consist of one share of common stock and one warrant to purchase an addition share of common stock for $1.00 per share. As of June 13, 2000, Wood River Trust and
James E. Neilson advised the Company of their election to convert the loaned amounts to Synergy Units. As at June 30, 2000 the Company was finalizing documentation with Stone Canada with respect to the release of funds from trust and the Units remained un-issued.

On January 14, 2000, a second Financing and Security
Agreement was entered into by and among Stone Canada and the Company and Caribbean Overseas Investments Ltd.
with the same terms as the above-described financing agreement, except the loan amount was $50,000, convertible into 100,000 Units.

On January 19, 2000, the Company commenced a private placement of shares of its common stock pursuant to Regulation S. Subsequent to the period ended June 30,
2000, the Company accepted subscriptions to this offering for the sale of 100,000 shares at $1.00 per share. As at June 30, 2000 the subscribed for shares remained reserved for issue.

On May 25, 2000, the Company commenced a private
placement of up to $2,250,000 of its convertible
promissory notes (the "Notes").  As of June 30, 2000,
the Company had received proceeds of $855,000, net of
offering costs $45,000.  The Notes are convertible into
units of the Company, with each unit comprised of one
(1) share of common stock, a warrant to purchase one
(1) share of common stock at $4.00 per share and
another warrant to purchase an additional share of
common stock at $8.00 per share (the "Units") at the
price of $3.00 per Unit.  The net proceeds were
allocated between the beneficial conversion feature and
the promissory notes based on their relative fair
values.  The fair value of the Unit was determined
using the fair value of the underlying common stock and
the warrants on the commitment date.  The fair value of
the warrants was determined using the Black-Scholes
option pricing model with the following assumptions:
dividend yield of 0%, volatility of 169%, risk-free
interest rate of 6.38% and estimated life of two years.
The beneficial conversion feature was allocated all of
the net proceeds resulting in a discount on the Notes
of $855,000.  Since the Notes are convertible upon
issuance, the discount was immediately amortized and
resulted in amortization expense of $855,000. The
private placement was conducted pursuant to Regulation
D promulgated by the Securities and Exchange Commission
under the Securities Act of 1933 and was offered only
to accredited investors or others deemed appropriate by
the Company.  The private placement was fully
subscribed and closed on July 26, 2000.  The Company
used the services of Belle Haven Investments L.P. as
selling agent for the private placement. Belle Haven
received a cash commission of five percent (5%) of
every Note sold. Belle Haven also received a warrant to
purchase up to 52,666 Units at the exercise price of
$3.00 per Unit.  The Company also issued a warrant for
32,000 Units to other individuals for finders= fees in
completing this private placement.   Each of such
warrants were issued subsequent to the quarter ended
June 30, 2000 and are thus not reflected in the accompanying financial statements.

The warrants issued in connection with the private placements undertaken in the fiscal years ended
December 31, 1999 and 1998 are exercisable at $1.00 per share, and expire within two years from the date of issue. During the six month period ended June 30, 2000, the Company issued 426,000 shares of common stock upon the exercise of warrants for cash proceeds of $426,000, or $1.00 per share. The following table summarizes the warrants to purchase common stock issued and outstanding:

Warrants outstanding at December 31, 1999:     1,863,000

Warrants exercised at $1.00 per share           (426,000)

Warrants issued/(cancelled) See above         (1,264,000)

Warrants outstanding at June 30, 2000            173,000


As further discussed in Note 9, "Contingent Agreements with Certain Companies", a total of 13,000,000 shares of the Company's common stock under two stock exchange agreements with a Cyprus corporation have been placed into escrow pending the outcome of the technologies reaching "commercial viability" as determined by an independent party. As of June 30, 2000, the shares were still in escrow pending the outcome of this uncertainty. Subsequent to the quarter the Board of Directors approved the release of the 13,000,000 shares from escrow. See Note 10 - SUBSEQUENT EVENTS below.

Stock Options

(a)  On January 5, 2000, the Company approved the 1998
Directors and Employees Stock Option and Stock Award
Plan, which authorized options to purchase 900,000 shares of common stock. The Company's shareholders previously approved the granting of these options on June 5, 1999. During the six month period ended June
30, 2000 options to purchase 400,000 shares were granted to directors, options to purchase 250,000 shares were granted to employees, and options to purchase 250,000 shares were granted to third parties as compensation for services. The plan was fully subscribed and no further options are available for issue under this plan.

(b)  On January 5, 2000 the Company also approved the
1999 Directors and Employees Stock Option and Stock
Award Plan which authorized options to purchase
1,000,000 shares of common stock. The Company's shareholders previously approved the granting of these options on June 30, 1999. During the six month period ended June 30, 2000, options to purchase 160,000 common shares were granted to employees and options to purchase 210,000 common shares were granted to third parties as compensation for services.

(c)  On January 5, 2000, the Company approved the 1999
Directors and Advisory Board Members Stock Option Plan,
pursuant to which the Company can grant options to
members of the Company's board of directors and
advisory board to purchase up to 1,100,000 shares of
common stock.  During the six month period ended June
30, 2000 option to purchase   350,000 common shares
were granted to directors and options to purchase
500,000 common shares were granted to advisory board members under this plan.

(d) On February 23, 2000, the Company granted stock options to purchase 100,000 shares of common stock at $2.25 per share to a third parties as consideration for the use of certain property. The options vested immediately and expire February 22, 2003. The options granted were valued at their fair value of $171,000.

Pursuant to notes a, b and c above during the six month period ended June 30, 2000, a total of 1,160,000 options to purchase common shares at $1.00 per share were granted to various employees and directors under the plans described above. These options expire
January 2, 2010. The vesting period has not yet been determined.

Further, the Company granted stock options to purchase
985,000 shares of common stock at $1.00 per share to third parties as compensation for services. Of the options granted, 668,333 options have been treated as being vested immediately. This vesting may be amended on subsequent statements. The options expire January 2, 2010. 316,667 of the options vest according to a schedule over two years and expire January 13, 2005.
The options granted were valued at their fair value of $695,000 on the grant date, which amount will be recognized by the Company as the options vest. During the six months ended June 30, 2000 $510,125 of unearned compensation was amortized as compensation expense.
The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, weighted average expected volatility of 170%, weighted average risk-free interest rate of 6.44% and expected life of 1 year.

A summary of the status of the Company's stock options as of June 30, 2000 and changes during the three month period then ended are presented below:


                                                     June 30,2000
                                                   Weighted Average
                                                   Exercise Price
                               Shares
Outstanding at beginning
  Of year                               -             $  -
Granted                         2,245,000               1.06
Outstanding at end of
  Period                        2,140,000               1.06
Options exercisable at
  End of Period                 1,823,333               1.06
Weighted average fair value
  Of options granted during
  the year                                       $      0.85


The following table summarizes information about stock options outstanding at June 30, 2000:

               Options Outstanding                         Options
Exercisable

                            Weighted
                            Average        Weighted                        Weighted
Range of       Number       Remaining      Average         Number          Average
Exercise       Outstanding  Contractual    Exercise        Exercisable     Exercise
Prices         at 6.30.2000  Life          Price          at 6.30.2000     Price

$1.00 - $2.25  2,140,000    8.24 years     $1.06           1,823,333       $1.06


The Company measures compensation to employees under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board
Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation for options to outside directors is measured using the fair value method set forth under Statement of Financial
Accounting Standards No. 123, Accounting for Stock-
Based Compensation. There was no Stock-based compensation charged to operations during the six months ended June 30, 2000 from options granted to employees and to outside directors, respectively. Had compensation cost for the Company=s options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting
Standards No. 123, net loss and loss per share would have increased to the pro forma amounts indicated below:


                     For the three       For the six             Cumulative from
                     months ended        months ended            (Date of
                        June 30             June 30              Inception)
                                                                 through
                 2000        1999        2000      1999          June 30, 2000
Net Loss:
 As reported   $681,579    $310,774    $1,605,199   $1,101,318   4,363,585
 Prof Forma           -           -     1,895,199        -       4,653,585

Basic and
diluted loss
per share:
 As reported   $   0.05        0.03          0.12         0.10        0.40
 Pro Forma            -           -          0.14            -        0.42


NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Stone Canyon and the Company contend that Bataa represented to Stone Canyon and/or its affiliates that the price for these properties was set at the price paid by Bataa for the same. Stone Canyon and the Company have since learned that Bataa=s costs for these properties were far less than the amount charged. The
Company has questioned the form of legal title taken for the properties as well as adequate documentation and disclosure of all underlying obligations, liabilities and arrangements relating to the properties between Bataa Oil, Inc. and the vendors. The Company has also learned that some of these leases have been forfeited due to a failure to meet a drilling obligation imposed by one of the vendors. Stone Canyon was not appraised of such obligation prior to the acquisition of its interest in the leases. The Company has been advised by legal counsel that the issuance of the shares to Bataa Oil and its designees was without the kind, amount or form of consideration as authorized by the Board of Directors and could therefore be deemed to be an invalid issuance. In order to protect the interests of all shareholders, the Company has placed a "stop transfer" with the transfer company against all of the founders shares including 411,842 shares of its common stock owned by Bataa Oil and its designees and 63,910 shares owned by Richard and Anita Knight.

As a result of this dispute, Bataa, Richard and Anita
Knight and certain others, filed a complaint in the District Court, County of Denver, in the State of
Colorado against the Company, its wholly-owned subsidiary, Stone Canyon and Stone Canada, which was previously the Company=s sole controlling shareholder.
The original complaint asserted only one claim (Breach of Fiduciary Duty and mandatory injunction) against the Company to compel it to remove restrictive legends from the plaintiffs shares of the Company's common stock.
The plaintiffs have amended their complaint twice, and as a result, have named additional defendants to this lawsuit, including certain members of the Company's
Board of Directors, the Company's transfer agent
(Holladay Stock Transfer Inc.), founding shareholders of Stone Canyon and other individuals. The plaintiffs second complaint also includes causes of action for conversion, civil conspiracy and unjust enrichment.
The Company's Answer and Counterclaims denied all material allegations, asserted numerous affirmative defenses and asserted counterclaims against Plaintiffs
Bataa Oil, David Calvin  and/or Richard and Anita
Knight for an accounting, fraud, intentional misrepresentation, breach of fiduciary duty, damages and punitive damages.

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

The Company sought, and received on February 8, 2000, a Temporary Restraining Order against Defendant David J.
Calvin and Defendant Bataa Oil, Inc., as well as, by applicable rule, anyone acting on behalf of Bataa Oil, Inc. to stop any further publication of such false and defamatory statements. By stipulation between the parties and subsequent Order of the Court dated
February 23, 2000, such Temporary Restraining Order became a Preliminary Injunction, which will remain in effect until the trial in this matter.

During the quarter ended June 30, 2000, the Company received confirmation that a case management order that had been filed in the Boulder County matter had received approval from the courts. Pursuant to such case management order, a trial date has been set for April 9, 2001.

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

NOTE 9 - CONTINGENT AGREEMENTS WITH CERTAIN COMPANIES

The Company has entered into certain agreements which
were contingent upon certain technology reaching
commercial viability.  The financial accounting effect
of these agreements have not been recorded pending the
outcome of the contingency, which subsequent to the
quarter ended June 30, 2000, has been removed.   A
summary of the agreements with the various companies follows:

Carbon Resources Limited C Carbon Resources Limited
("Carbon") is a private Cyprus corporation, a wholly owned subsidiary of Synergy, and the 100% shareholder of Lanisco Holdings Limited (a private Cyprus corporation), which holds the rights to acquire the CPJ
Process, a proprietary and patented technology for the upgrading of heavy crudes to conventional light oils.

On May 1, 1998 Carbon and Laxarco Holdings Ltd.
(ALaxarco@) (the previous sole shareholder of Carbon) entered into agreements granting Carbon the rights to acquire the patented SYNGEN technology contingent upon Carbon fulfilling certain terms and conditions outlined in a technology transfer agreement. On May 5, 1998, Carbon and Laxarco entered into a share exchange agreement with Synergy and Stone Canyon Resources Ltd.,
(its then major shareholder), granting Synergy the rights to acquire 75% of the issued shares of Carbon
(and thereby a 75% interest in the SYNGEN technology).
Under the exchange agreement, Synergy would exchange
10,000,000 shares of common stock for 75% of the shares of Carbon. The share exchange was contingent upon Synergy assuming the terms and conditions agreed to by Carbon in the original technology transfer agreement.
3,750 common shares of Carbon (75% of the issued shares) and 10,000,000 shares of Synergy were placed in escrow subject to the terms of the agreement.

On January 6, 1999, Carbon acquired all issued and outstanding shares of Lanisco Holdings Limited, making
Lanisco a wholly owned subsidiary, which held the rights to a second patent pending technology, the CPJ process, subject to funding commitments.

On January 8, 1999, Synergy reached a verbal agreement with Texas T Petroleum Ltd., a Colorado oil and gas corporation, ("Texas T Petroleum"), whereby Texas T
Petroleum received an option to negotiate the acquisition of up to 50% of the shares of Carbon in exchange for the payment of $100,000 cash and the expenditure of an additional $100,000 towards development of the CPJ technology. Synergy advanced
$100,000 of such funds to Lanisco for the purchase of 1,000,000 Units of Texas T Petroleum. Each Unit is comprised of one (1) share of common stock and one stock warrant to acquire an additional share for a period of three years from the date of issue at $1.00 per share.

Effective June 25, 1999, Carbon, Laxarco Holding and
Synergy agreed to amend the original share exchange agreement and Synergy was granted the right to acquire the remaining 25% of the shares of Carbon. Under the exchange agreement, Synergy would exchange 3,000,000 shares of common stock for the remaining 1,250 shares of Carbon. The 3,000,000 shares of the Company and 1,250 shares of Carbon were placed with the escrow agent.

To facilitate an agreement with respect to the CPJ process, Carbon, Laxarco Holding and Synergy agreed to amend the original share exchange agreements to transfer the SYNGEN technology from Carbon to a newly incorporated subsidiary of Synergy. Effective June 25,
1999, Synergy incorporated Syngen Limited and the
SYNGEN technology was transferred from Carbon to Syngen. The shares of Syngen, the newly incorporated subsidiary, were placed in escrow subject to the terms of the original technology transfer agreement executed between Carbon and Laxarco, the shares of Carbon were released from escrow and Carbon became a wholly-owned subsidiary of Synergy. The CPJ technology is held in escrow subject to funding and development commitments by Synergy.

On June 26, 1999, Synergy executed a share exchange agreement with Texas T Petroleum whereby Texas T
Petroleum will acquire fifty percent (50%) of the issued and organized shares of Carbon in exchange for the issuance of 2,000,000 Units of Texas T Petroleum, each Unit consisting of one share of common stock and one stock warrant entitling the holder to purchase one
(1) additional share of Texas T Petroleum at $1.00 per share within two years of June 26, 1999, and the payment of $900,000 by Texas T for the development of the CPJ technology. The 2,000,000 Units of Texas T
Petroleum and 5,000 shares of Carbon are reserved for issue upon fulfillment by Texas T Petroleum of the terms of the agreement.

During the course of fiscal 1999, Carbon has continued to develop the CPJ technology held by its wholly owned subsidiary, Lanisco Holdings Limited, under the financial support of Texas T Petroleum Ltd. Carbon intends to carry-on with development of the CPJ Process in co-operation with Lanisco Holdings and Texas T
Petroleum during fiscal 2000.

Syngen Technologies Limited C Syngen Technologies
Limited ("Syngen") incorporated June 25, 1999 is a private Cyprus corporation and a 100% owned subsidiary of Synergy contingent upon the terms of two share exchange agreements dated May 5, 1998 and June 25,
1999, respectively.  See Note 10 - SUBSEQUENT EVENTS.

Syngen holds the rights to a proprietary and patented technology called "SYNGEN" which converts natural gas to synthesis gas. (See Carbon Resources Limited above, paragraph 6.) The shares of Syngen remain in trust with an escrow agent until the fulfillment of the terms and conditions of the agreements. Subsequent to the quarter ended June 30, 2000, Synergy and Laxarco agreed to the release of the Syngen shares from escrow. See
Note 10-SUBSEQUENT EVENTS.

Lanisco Holdings Limited and Texas T Petroleum, Ltd. -
Lanisco Holdings Limited  (Lanisco), is a private
Cyprus corporation and a 100% owned subsidiary of Carbon Resources Limited (a private Cyprus corporation).

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

Two further agreements entered into in January 1999 and June 1999, between Synergy (the 100% shareholder of
Carbon Resources Limited) and Texas T Petroleum granted
Texas T Petroleum the right to acquire 50% of the shares of Carbon (and thereby acquire a 50% interest in the CPJ technology). Please refer to Carbon Resources
Limited above, paragraphs 4 and 7 for a detailed explanation of these agreements.

At December 31, 1999, Lanisco, Carbon and Texas T
Petroleum worked in co-operation to re-construct the 2 bbl/day pilot CPJ unit at laboratory facilities in Calgary, Alberta to permit testing of various heavy crude samples for potential licensees.

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

NOTE 10 - SUBSEQUENT EVENTS

(1) Subsequent to the quarter ended June 30, 2000, the Company announced that it had completed a $2.25 million convertible note financing led by Belle Haven
     Investments of Greenwich, Connecticut.  Refer to Note 7
     - COMMON STOCK above.

(2) Subsequent to the quarter ended June 30, 2000, the Company announced the appointment of Mr. John Gradek to the position of Chief Executive Officer effective
     August 15, 2000.

(3) Subsequent to the quarter ended June 30, 2000, the Company and Laxarco Holding Limited have agreed to release from escrow the shares of the Company's common stock and shares of Syngen Technologies Limited. An escrow had been set up to hold 13,000,000 shares issued in the name of Laxarco Holding Limited and the shares of Syngen pursuant to various agreements involving the Company, Laxarco Holding and other entities and to assure each party that certain covenants and undertakings related to the development of the Technologies were completed. The Company and Laxarco Holding have determined that there is no further need for the respective shares of the Company and Syngen to be held in escrow due to the progress to date of such development. In addition, Laxarco has committed to the Company to continue to provide the technical personnel necessary to manage completion of the Technologies. Therefore, subsequent to the end of the quarter, the Company's Board of Directors resolved to authorize and direct the release of 13,000,000 shares from escrow to Laxarco Holding Limited. The Company anticipates that it will formalize its agreement with Laxarco Holding by entering into amendments to the aforementioned agreements. Upon completion of these agreements Synergy, by way of 100% ownership in Syngen Technologies Limited will hold all the rights to a proprietary and patented technology called ASYNGEN@. (Refer to Note 9 - COMMITMENTS AND CONTINGENCIES above).

(4) Subsequent to the quarter ended June 30, 2000, the Company elected Mr. Thomas Cooley to fill a vacancy on the Company's Board of Directors. Mr. Cooley is the director of the Company's Technical Development and a shareholder of Laxarco Holding Limited, which is the largest shareholder of the Company.

                     PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statements included in Management's Discussion and Analysis of Financial Conditions and Results of
Operations, which are not historical in nature are intended to be, and are hereby identified as, forward looking statements for purposes of the Safe Harbor
Statement under the Private Securities Litigation
Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

In connection with the Company's audit of its financial statements for the period ended December 31, 1999, the Company's financial statements for the periods ended prior to 1999 were restated to exclude certain contracts for the acquisition of two proprietary and patented technologies due to the fact that the issuance of shares in connection with such acquisitions were contingent upon verification that the Companys technologies have reached specific levels of commercial viability. As a result, previously recorded assets and liabilities associated with the technologies have also been excluded from the financial statements. See Notes
9 and 10  to the Unaudited Consolidated Financial
Statements included herewith for a discussion of these contingent agreements.

The Company's business is the development of technologies related to the oil and gas industry.
Capital from equity issues or borrowings or partnering with industry is necessary to fund the Company's future operations and technology development. Therefore the financial statements included in this report for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the Company's future operations.

Plan of Operation

The Company, as of June 30, 2000, had limited cash resources. The Company needs to raise additional funds to meet its cash requirements for the next twelve (12) months. The Company intends to raise such funds from the sale of equity securities through private placements, borrowings, government grants and partnering with industry in the development of its technologies.

The Company has advanced funds during the quarter ended
June 30, 2000 to its subsidiaries, Carbon Resources
Limited, Lanisco Holdings Limited, and Syngen
Technologies Limited, to fund research and development
on its patented and  proprietary heavy oil upgrading
technology known as the ACPJ Technology@ and  its
patented and proprietary gas-to-liquids technology
referred to as the "SYNGEN Technology".   Syngen
Technologies Limited will become a wholly-owned subsidiary of the Company upon the release from escrow of all of the outstanding shares of Syngen Technologies
Limited. The amounts advanced were for (a) the design, development and marketing of a 2 barrel per day
CJ unit in Calgary, Alberta to test client oils; and
(b) the design, development and marketing of a 4 barrel per day demonstration facility in the Province of Alberta utilizing the SYNGEN Technology. See below
" - Results of Operations".

The Company completed installation of its 2 barrel per day CPJ Technology test unit in its laboratory in Calgary in the let quarter of 2000. In April 2000, it commenced testing heavy oil samples in the CPJ
Technology test unit and commenced testing client samples after completing its own internal testing to optimize operating conditions. The Company expects that $500,000 will be expended by the end of March 2001 towards the operation and testing of the 2 barrel per day CPJ demonstration unit. The company also expects to receive one-half of such amount from its CPJ
Technology joint venture partner.

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

The Company has completed the construction and installation of its 4 barrel per day SYNGEN demonstration plant. The plant is presently in commissioning and the Company will be conducting various tests of the demonstration plant throughout the next quarter ending September, 2000. The Company will also build a Fischer-Tropsch system, which will be installed next to the SYNGEN demonstration plant to create a gas-to-liquids system. The Company and its partners expect to expend $1.9 million on the construction of the Fischer-Tropsch system and operation of the completed 4 barrel per day gas-to-liquids demonstration plant during the next twelve (12) months.

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

Liquidity

Cash flows from continued operations during the period ended June 30, 2000 and 1999 reflect new cash used of $(1,128,229,) and $(108,505) respectively, while cash flows provided by investing activities for the same periods were $(28,425) and $(275,011) and cash flows provided by financing activities were $1,974,518 and $439,056, respectively.

At June 30, 2000 and 1999, the Company had working capital of $(308,048) and $(536,132), respectively. If the Company generates an operating loss for the year
2000 comparable to the loss incurred for 1999, its working capital could be negatively impacted. However, the Company anticipates funding from potential users of the technology, in conjunction with its financings, will generate sufficient capital to meet operating expenses for the next twelve (12) months. If the Company's operating expenses for fiscal year 2000 are significantly greater than that of fiscal year 1999, and the Company is unable to complete further financings or to find partners for its technologies, then the Company will not have sufficient funds to meet its cash and operating expense requirements.

Assets

As at June 30, 2000 the Company had total assets of
$1,171,769 compared to total assets of $415,854 at June
30, 1999.  This represents an increase of $755,915,
which is attributable to an increase in cash due to
deposits from a  private placement conducted by the
Company (see "Part II, Item 2. Changes in Securities").
Total assets as at June 30, 2000 consist of  $810,766
cash, related party receivables of $123,953, other receivables of $82,637, prepaid expenses of $27,553, investments totalling $100,000 and office equipment of $26,860.

Results of Operations

As of the date of this filing the Company has limited
sources of income.  During the quarter ended June 30,
2000, the Company relied primarily upon the sale of
securities to pay its operating expenses.   See "Part
II, Item 2. Changes in Securities" below. The Company also relied upon funds from its technology funding partners to pay for most of the research and development costs incurred during this quarter. See the last paragraph of this Section below. Management expects to earn some income from testing of heavy oil samples for clients, however these fees will be minimal as compared to the funds which will be required for the ongoing development of the Company's technologies.

The Company has a joint venture partner for the CJ
Technology who is obligated to fund $1,000,000 towards the development of the Technology to earn its fifty percent 50% interest therein. This funding commitment has been met to date with $139,978 remaining to fulfill the obligation. The joint venture partner is committed to funding fifty percent (50%) of the ongoing development costs of the CPJ Technology after earning its fifty percent (50%) interest. The Company must be able to raise additional funds for development of both technologies by way of borrowings, equity financings, licensing agreements or joint ventures to continue to fund the development of its= technologies.

The Company's net operating loss for the second quarter of the year 2000 decreased by 26.2% due to a decrease in the Company's general and administrative expenses associated with a charge of compensation related to stock options in the first quarter of the year 2000 of $435,438 versus $74,687 in the second quarter. The
Company had dry-well expenses in the first quarter of 1999 of $551,095 with no such expenses in the first quarter of this fiscal year. However, the Company did incur in the first quarter of this fiscal year an accounting charge of $435,438 associated with the granting of stock options to members of its advisory board and non-employees. See Note 7 to the Unaudited
Financial Statements included herewith. The Company's net loss from continuing operations during this quarter was $681,579, compared to a loss of $310,774 for the same quarter in the preceding year.

The Company's operating expenses (other than the one-time accounting charge) were comprised primarily of general and administrative expenses of $722,223 and technology development of $372,851. While the Company's total expenses for the second quarter of year
2000 increased by 66% from the same quarter last year, general and administrative expenses for the same periods increased by 128% due to increased personnel and investor relation activities.

The Company's present business does not generate sufficient revenues to cover its operating expenses.
The Company may not be able to continue unless it can raise additional funds or source industry partners.

As of June 30, 2000, a total of $4,147,436 has been expended in the development of the Company's two proprietary and patented technologies by the Company, its subsidiaries and its joint venture partners. Of the total amount expended, Texas T Petroleum Ltd., the Company's joint venture partner in the CPJ technology has advanced $860,022 and $2,645,615 has been advanced by Stone Canyon Resources Ltd., a related corporation, for the SYNGEN technology, which amount includes a loan in the amount of $123,953 from the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments in any litigation involving the Company during the quarter ended June 30, 2000. The Company hereby incorporates the information set forth in "Item 2. Legal Proceedings" of its Quarterly Report on Form 10-QSB for the quarter ended
March 31, 2000 filed with the Securities and Exchange
Commission.

ITEM 2.      CHANGES IN SECURITIES

On January 19, 2000, the Company commenced a private placement of shares of its common stock pursuant to Regulation S promulgated by the Securities and Exchange
Commission (the ASEC@) under the Securities Act of 1933
(the "Securities Act").  Subsequent to the period ended
June 30, 2000, the Company accepted subscriptions to this offering for the sale of 100,000 shares at $1.00 per share. As at June 30, 2000, the subscribed for shares remained reserved for issue.

On May 25, 2000, the Company commenced a private placement of up to $2,250,000 of its convertible promissory notes (the "Notes"). The notes were convertible into units of the Company, with each unit comprised of one (1) share of common stock, a warrant to purchase one (1) share of common stock at $4.00 per share and another warrants to purchase an additional share of common stock at $8.00 per share (the "Units").
The Notes are convertible into the Units at the price of $3.00 per unit. The private placement was conducted pursuant to Regulation D promulgated by the SEC under the Securities Act and was offered only to accredited investors or others deemed appropriate by the Company.

As of June 30, 2000, the Company had accepted subscriptions for $1,055,000 of convertible promissory notes and then on July 26, 2000, the private placement was fully subscribed and closed. The Company used the services of Belle Haven Investments L.P. as selling agent for the private placement. Belle Haven received a cash commission of five percent (5%) of every Note sold. Belle Haven also received a warrant to purchase up to 52,666 Units at the exercise price of $3.00 per Unit. The Company also issued subsequent to the quarter ended June 30, 2000, a warrant for 32,000 Units to other individuals for finders= fees in completing this private placement.

The proceeds from this private placement are being used by the Company in continuing development of the Company's two proprietary technologies.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

(a)  On June 28, 2000, the annual meeting of
shareholders of the Company was held for the purpose of: (a) electing Hansen, Barnett & Maxwell, Certified
Public Accountants, the Company's independent auditors;
(b) authorizing the Board of Directors to fix the remuneration of the auditors; (c) determining the number of members of the Board of Directors at four
(4); and (d) electing members of the Company's Board of Directors. No proxies were solicited by the Company in connection with such annual meeting of shareholders.

(b) The Company's entire Board of Directors, as constituted prior to such meeting and as previously reported in the Company's public reports filed with the Securities and Exchange Commission, were re-elected at such meeting.

(c) There were 14,609,846 shares of the Company's common stock represented at the meeting in person and by proxy, representing 54.69% of the Company's issued and outstanding shares of capital stock.

The vote as to each of the matters described in (a) above was as follows:

Item                     In Favor      Against     Abstained

(a) election of
independent Auditors      14,609,846       -0-      -0-
(b) fixing remuneration
of auditors               14,609,846       -0-      -0-

(c) number of members
of Board                  14,609,846       -0-      -0-
(d) election of members
to the Board              14,609,846       -0-      -0-


ITEM 5.   OTHER INFORMATION

On June 14, 2000, the Company entered into a Memorandum of Understanding with Drake Oil Limited, a Nigerian limited liability company, to establish a special purpose company to implement a valorization of an associated natural gas project. The project is contemplated to involve the design, financing, construction, development and operation of plants utilizing the Company's proprietary process known as SYNGEN for the manufacture, production and sale of syncrude from associated natural gas in Nigeria. As part of this agreement, the Company will make available to the special purpose company exclusive use of and access to the SYNGEN technology in Nigeria. The parties are currently working on the organization of the special purpose company in Nigeria which is anticipated to be called "Drake Synergy Nigeria Ltd."

On January 15, 2000, the Company verbally agreed to a
five (5) year sublease to sublet 8,295 square feet of
office and laboratory space in Calgary, Alberta.    In
June 2000, the Company executed a written sublease
agreement for such space.   The Company pays $12,500
per month in lease payments under this agreement.  The
Company has committed to another 1,835 sq ft of space
for its engineering department as of August 1, 2000 on
similar terms to the initial space.  The  Company has
received notice of a change of ownership in the
building effective August 31, 2000 at which time the
Company intends to execute a formal lease with the new
owner on substantially the same terms and conditions as
the existing sublease.   The Company utilizes this
space for its corporate headquarters, as well as siting and operating its 4 bbl/day demonstration unit utilizing its CPJ Technology.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

(a) EXHIBIT INDEX B see index provided below after the signature of this Form 10-QSB

(b)  REPORTS ON FORM 8-K:

The Company reported on a Form 8-K, dated July 20 2000, the appointment of Mr. John Gradek to the office of Chief Executive Officer. Mr. Gradek has served as a member of the Company's Board of Directors since
September 14, 1999 and will continue to serve on the Board in addition to fulfilling the role of CEO.

SIGNATURES

In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY TECHNOLOGIES CORPORATION
(Registrant)

Date: August 14, 2000

By:/s/  Cameron Haworth
Tile:  President


By:/s/ Jacqueline Danforth
Title:  Secretary

Index Number   Description                    Reference

3.1            Articles of
               Incorporation filed
               with the Secretary.               *

3.2             Articles of Exchange
                by and between
                Automated Transfer
                Systems, Inc. and
                Stone Canyon Resources,
                Inc. filed with
                the Secretary of
                State November 24, 1997.         *

3.3            Amendment to the Articles
               of Incorporation filed
               with the Secretary
               of State March 2, 1999.           *

4.1            Specimen Certificate of
               Common Stock par value
               $0.002 per share.                 *

27             Financial Data Schedule    Filed Herewith

*These documents are incorporated by reference to the Company's Registration Statements on Form 10-SB filed on July 15, 1999.