Form 10QSB/A
period 2000-06-30
SYNERGY TECHNOLOGIES CORP
filed 2000-08-21
CIK 1080634

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 2054

                     FORM 10-QSB/A
                    AMENDMENT NO. 1
                      (Mark One)

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


                     For the three       For the six             Cumulative from
                     months ended        months ended            (Date of
                        June 30             June 30              Inception)
                                                                 through
                 2000        1999        2000      1999          June 30, 2000
Net Loss:
 As reported   $1,581,579  $310,774    $2,505,199   $1,101,318   5,263,585
 Prof Forma           -           -     2,795,199            -   5,553,585

Basic and
diluted loss
per share:
 As reported   $   0.12        0.03          0.19         0.10        0.48
 Pro Forma            -           -          0.21            -        0.51


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

Liquidity

Cash flows from continued operations during the period ended June 30, 2000 and 1999 reflect new cash used of $(1,128,229,) and $(108,506) respectively, while cash flows provided by investing activities for the same periods were $(28,425) and $(275,011) and cash flows provided by financing activities were $1,974,518 and $439,056, respectively.

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

The Company's net operating loss for the second quarter of the year 2000 decreased by 26.2% due to a decrease in the Company's general and administrative expenses associated with a charge of compensation related to stock options in the first quarter of the year 2000 of $435,438 versus $74,687 in the second quarter. The
Company had dry-well expenses in the first quarter of 1999 of $551,095 with no such expenses in the first quarter of this fiscal year. However, the Company did incur in the first quarter of this fiscal year an accounting charge of $435,438 associated with the granting of stock options to members of its advisory board and non-employees. See Note 7 to the Unaudited
Financial Statements included herewith. The Company's net loss from continuing operations during this quarter was $1,581,579, compared to a loss of $310,774 for the same quarter in the preceding year.

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