Form 10QSB/A
period 2000-03-31
SYNERGY TECHNOLOGIES CORP
filed 2000-11-09
CIK 1080634

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT No.1

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-26721
SYNERGY TECHNOLOGIES CORPORATION
(Exact name of small business issuer
as specified in its charter)

>
COLORADO (State or other jurisdiction of incorporation or organization)	84-0888594 (IRS Employer Identification No.)

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

Yes X	No__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

13,640,142 shares of Common Stock, $0.002 par value, as of May 8 , 2000. (See Notes 7 and 9 to the accompanying Unaudited Financial Statements).

Transitional Small Business Disclosure Format
(check one): Yes__ No _X_

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Page
Financial Statements:

Consolidated Balance Sheet - March 31, 2000	1

Consolidated Statements of Operation for the three month Periods ended March 31, 2000 and 1999 and for the Period form November 7, 1996 (Date of Inception) to March 31, 2000	2

Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2000 and 1999 and for the Period from November 7, 1996 (Date of Inception) to March 31, 2000	3

Notes to Consolidated Financial Statements	4 - 17

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2000

ASSETS
2000

Current Assets
Cash	$161,412
Receivables	71,755
Receivables - related parties	432,330
Prepaid expenses	25,987
Total Current Assets	691,484

Investments	100,000
Office equipment and computers
Net of accumulated depreciation of $3,672	4,694

Total Assets	$796,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$582,069
Accrued expenses	113,316
Loans payable	396,789
Shareholders' deposits	200,000
Total Current Liabilities	1,292,174

Stockholders' Equity (Deficit)
Common stock, $0.002 par value, 50,000,000 shares
Authorized, 13,626,142 issued and outstanding	$27,424
Additional paid in capital	3,565,318
Unearned compensation	(183,562)
Accumulated deficit	(3,905,006)
Total Stockholders' Equity (Deficit)	(495,996)

Total Liabilities and Stockholders' Equity	$796,178

Contingent Agreements - Note 9

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION
	For the three months ended March 31		Cumulative Period from November 7, 1996 (Date of Inception) to March 31, 2000
	2000	1999
Option income	$-	$100,000	$200,000
Consulting Income	-	454	8,927
	-	100,454	208,927
Expenses
General and administrative	309,847	170,188	1,710,785
Stock option compensation	658,438	-	658,438
Technology development	178,335	169,715	1,022,500
Dry well expenses	-	551,095	722,210
Total Expenses	1,146,620	890,998	4,113,933
Gain (Loss) from Operations	(1,146,620)	(790,544)	(3,905,006)
Other Expenses

Gain (Loss) Before Taxes	(1,146,620)	(790,544)	(3,905,006)
Provision for Income Tax	-	-	-
Net Income (Loss)	$(1,146,620)	$(790,544)	$(3,905,006)
Basic and Diluted Gain (Loss)per Common Share	$(0.09)	$(0.07)	$(0.48)
Weighted Average Number of Common Shares Used in Calculation	12,663,149	10,896,429	10,988,197

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
	For the Three Months Ended March 31		Cumulative Period from November 7, 1996 (Date of Inception) to March 31, 2000
	2000	1999
Cash From Operating Activities
Net Loss adjustment to reconcile net loss to net cash from operations:	$(1,146,620)	$(790,544)	$(3,905,006)
Dry well expense	-	551,095	722,210
Depreciation	-	-	595
Amortization of unearned compensation	658,438	-	658,438
Issuance of shares for services	7,822	-	7,822
Exchange rate loss (gain)	2,257	(5,347)	6,343
Loss on disposition of assets	-	1,333	1,333
Changes in assets and liabilities
Accounts receivable	(50,471)	(15,818)	(71,755)
Prepaid expenses and deposits	(3,075)	(47,460)	(26,001)
Accounts receivable - related parties	(316,335)	72,479	(392,322)
Accounts payable	(75,183)	60,458	1,101,542
Accrued expenses	80,483	32,833	113,316
Net Cash Flows From Operating Activities	$(841,684)	$(140,971)	$(1,783,485)
Cash From Investing Activities
Acquisition of oil and gas properties	-	(175,011)	(688,188)
Acquisition of property and equipment	(2,849)	-	(6,622)
Acquisition of equity security		(100,000)	(100,000)
Net Cash Flows from Investing Activities	(2,849)	(275,011)	(794,810)
Cash From Financing Activities
Proceeds from (payments to) notes payable
- related parties	(13,143)	(295,743)	558,916
Proceeds from (payments to) notes payable	301,263	339,650	623,624
Proceeds from investor deposits	200,000	-	402,500
Sales of Common Stock	517,000	393,236	1,161,010
Net Cash Flows from Financing Activities	1,005,120	437,143	2,746,050
Effect of Exchange Rate Changes on Cash	(2,257)	5,347	(6,343)
Net Change in Cash	158,330	26,508	161,412
Cash at Beginning of Period	3,082	13,912	-
Cash at End of Period	$161,142	$40,420	$161,412

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal, recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-KSB. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

Acquisitions - As further discussed in Note 9, in May, 1998, Synergy entered into an agreement with Laxarco Holding Limited ("Laxarco") to acquire a 75% interest in Carbon Resources Limited ("Carbon"), a subsidiary of Laxarco, and in June, 1999 entered into a further agreement with Laxarco for the remaining 25% for 10,000,000 and 3,000,000 shares of Synergy, respectively. Pursuant to these agreements, the shares of Carbon and the shares of Synergy were placed into escrow.

In January 1999, Carbon, through its wholly owned subsidiary, Lanisco Holdings Ltd. ("Lanisco"), obtained the right to acquire the patents for a heavy oil upgrading technology (referred to as "CPJ"). The patents for this technology were placed in trust subject to certain research and development expenditures and the payment of certain royalties to the inventor.

As at June 1999, Carbon held the rights to a gas-to-liquids ("GTL") technology and Lanisco held the option to acquire the patents for the CPJ technology. Synergy organized Syngen Technologies Limited ("Syngen") in June 1999 and transferred the GTL technology from Carbon to Syngen and the shares of Carbon were released from escrow in exchange for the placement of the Syngen shares into escrow. Upon release of the Carbon shares from escrow, Carbon and Lanisco became wholly owned subsidiaries of Synergy. The acquisitions of Carbon and Lanisco have been recorded on the financial statements as a purchase with no value attributed to the net assets. The Syngen shares remain in escrow and the patents to the CPJ technology remain in trust. Synergy, Stone Canyon Resources Ltd. ("Stone Canada"), a related company, and Texas T Petroleum Ltd. ("Texas T") have been funding the research and development carried out by Syngen, Carbon and Lanisco. Carbon and Lanisco incurred losses in 1998 from research activity. Synergy has recognized all of the losses of Carbon and Lanisco in its 1998 statements of operations, with no offset to minority interest. All of the research and development activity for both years has been recorded in the consolidation. The Syngen shares are held in escrow for Laxarco and the CPJ patents are held under the trust agreement. Syngen's GTL research and development activity has been recorded as an expense in the consolidated financial statements.

If the GTL technology is not proven, the shares of Syngen will be released from escrow to Laxarco. In that event, the research and developement costs will become a receivable to Synergy from Syngen. It is undeterminable at this time whether such a recievable would be colltectible. If the GTL technology is proven then the shares of Syngen will be released from escrow to Synergy. The 13,000,000 shares of Synergy will be released from escrow to Laxarco on the occurrence of the following: 10

Principals of Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Stone Canyon for all periods presented, and the accounts and transactions of Synergy from October 24, 1997, and the accounts and transactions of Carbon and Lanisco and the activities of Syngen from their inception. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Synergy as a going concern. However, Synergy has had no significant income and has had negative cash flows from operating activities during the years ended December 31, 1999 and 1998 and the quarters ended March 31, 2000 and 1999 and the cumulative period from inception through March 31, 2000, which conditions raise substantial doubt about Synergy's ability to continue as a going concern. Synergy's continued existence is dependent upon its ability to obtain additional financing. The Company will continue to raise funds from the public and private markets and through arrangements with certain related and unrelated companies with which it is negotiating mutually beneficial agreements for the use of the technologies. However, there is no assurance that additional financing will be realized.

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

Technology Development - The amount reported on the Consolidated Statements of Operations for the cumulative period from November 7, 1996 (Date of Inception) to March 31, 2000 reflects expenditures on the development of the technologies, net of certain GTL development costs charged to Stone Canada at the end of fiscal 1998 and 1999 for reimbursement under the terms of a letter agreement between the Company and Stone Canada executed in September 1998 (See Note 2(II) "RELATED PARTY TRANSACTIONS"). The cumulative amount reported to March 31, 2000 is net of expenditures of $426,917 which were invoiced to Stone Canada.

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

Estimated Useful Life

Furniture and fixtures	3 - 7 years
Computer Equipment	5 years

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

NOTE 2 - RELATED PARTY TRANSACTIONS

(I)  During the three-month period ended March 31, 2000, the Company and its subsidiaries were charged a total of $45,656 in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services. An officer of Glidarc Technologies is also a Director of Carbon Resources Limited, a private Cyprus corporation. During the three months ended March 31, 2000, an amount of $190,720 for services rendered which remained due and payable to Glidarc Technologies at December 31, 1999, was settled for 304,898 shares of common stock of the Company. An amount of $45,656 remained due and payable to Glidarc at March 31, 2000.

(II)  In September 1998, Stone Canada and Synergy Technologies entered into a letter agreement under which Stone Canada agreed to fund the development of a 4-bbl/day gas to liquids demonstration facility under development in return for the Canadian marketing and licensing rights to the GTL. Pursuant to this agreement, from the period September 30, 1998 to the period ended December 31, 1999, invoices totaling $426,917 had been issued to Stone Canada for reimbursement of all costs incurred by the Company or its subsidiaries in respect of the development of the 4-bbl/day facility.

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

NOTE 5 - LOANS PAYABLE

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

On January 14, 2000, a second Financing and Security Agreement was entered into by and among Stone Canada and the Company (collectively the "Borrowers") and Caribbean Overseas Investments Ltd. (the "Lender") with the same terms as the above-described financing agreement, except the loan amount was $50,000, convertible into 100,000 Units.

On January 19, 2000, the Company commenced a private placement of shares of its common stock pursuant to Regulation S. Subsequent to the period ended June 30, 2000, the Company accepted subscriptions to this offering for the sale of 100,000 shares at $1.00 per share.

The warrants issued in connection with the private placements undertaken in the fiscal years ended December 31, 1999 and 1998 are exercisable at $1.00 per share, and expire within two years from the date of issue. During the three month period ended March 31, 2000, the Company issued 412,000 shares of common stock upon the exercise of warrants for cash proceeds of $412,000, or $1.00 per share. The following table summarizes the warrants to purchase common stock issued and outstanding:

Warrants outstanding at December 31, 1999	1,863,000
Warrants exercised at $1.00 per share	(412,000)
Warrants issued/(cancelled) See above	(1,264,000)
Warrants outstanding at June 30, 2000	187,000

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

Stock Options

(a) On January 5, 2000, the Company approved the 1998 Directors and Employees Stock Option and Stock Award Plan, which authorized options to purchase 900,000 shares of common stock. The Company's shareholders previously approved the granting of these options on June 5, 1999. During the three month period ended March 31, 2000 options to purchase 400,000 shares were granted to directors, options to purchase 250,000 shares were granted to employees, and options to purchase 250,000 shares were granted to third parties as compensation for services. The plan was fully subscribed and no further options are available for issue under this plan.

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

(c) On January 5, 2000, the Company approved the 1999 Directors and Advisory Board Members Stock Option Plan, pursuant to which the Company can grant options to members of the Company's board of directors and advisory board to purchase up to 1,100,000 shares of common stock. At such time, the Company also authorised the grant of 350,000 common shares to directors and options to purchase 500,000 common shares were granted to advisory board members under this plan.

(d) On March 3, 2000, the Company granted stock options to purchase 100,000 shares of common stock at $2.25 per share to a third parties as consideration for the use of certain property. The options vested immediately and expire March 3, 2003. The options granted were valued at their fair value of $394,000.

Pursuant to notes a, b and c above during the three month period ended March 31, 2000, a total of 1,270,000 options to purchase common shares at $1.00 per share were granted to various employees and directors under the plans described above. These options expire January 2, 2010. The vesting period has not yet been determined.

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

A summary of the status of the Company's stock options as of June 30, 2000 and changes during the three month period then ended are presented below:

	Shares	March 31, 2000 Weighted Average Exerise Price
Outstanding at beginning of year:	-	$
Granted	2,220,000	1.06
Outstanding at end of Period	2,120,000	1.06
Options exercisable at End of Period	1,820,000	1.07
Weighted average fair value of options granted during the year		$0.40

The following table summarizes information about stock options outstanding at March 31, 2000:

Options Outstanding			Options Exercisable
Range of Excercise prices	Number Outstanding at 3.31.2000	Weighted Remaining Contractual Life	Weighted Average Excercise Price	Weighted Number Exercisable at 6.30.2000	Average Excercise Price
$1.00 - $2.25	2,120,000	8.7 years	$1.06	1,820,000	$1.07

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

	For the three months ended March 31		Cumulative from (Date of Inception) through
	2000	1999	March 31, 2000
Net Loss:
As Reported	$923,620	790,544	3,682,006
Pro Forma	1,213,620	-	3,972,006
Basic and Diluted loss Per share:
As Reported	$0.07	0.07	0.45
Pro Forma	0.10	-	0.49

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

On May 1, 1998 Carbon and Laxarco Holdings Ltd. ("Laxarco") (the previous sole shareholder of Carbon) entered into agreements granting Carbon the rights to acquire the patented SYNGEN technology contingent upon Carbon fulfilling certain terms and conditions outlined in a technology transfer agreement. On May 5, 1998, Carbon and Laxarco entered into a share exchange agreement with Synergy and Stone Canyon Resources Ltd., (its then major shareholder), granting Synergy the rights to acquire 75% of the issued shares of Carbon (and thereby a 75% interest in the SYNGEN technology). Under the exchange agreement, Synergy would exchange 10,000,000 shares of common stock for 75% of the shares of Carbon. The share exchange was contingent upon Synergy assuming the terms and conditions agreed to by Carbon in the original technology transfer agreement. 3,750 common shares of Carbon (75% of the issued shares) and 10,000,000 shares of Synergy were placed in escrow subject to the terms of the agreement.

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

Two further agreements entered into in January 1999 and June 1999, between Synergy (the 100% shareholder of Carbon Resources Limited) and Texas T Petroleum granted Texas T Petroleum the right to acquire 50% of the shares of Carbon (and thereby acquire a 50% interest in the CPJ technology). Please refer to "Carbon Resources Limited" above, paragraphs 4 and 7 for a detailed explanation of these agreements.

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

In connection with the Company's audit of its financial statements for the period ended December 31, 1999, the Company's financial statements for the periods ended prior to 1999 were restated to exclude certain contracts for the acquisition of two proprietary and patented technologies due to the fact that the issuance of shares in connection with such acquisitions were contingent upon verification that the Company's technologies have reached specific levels of commercial viability. As a result, previously recorded assets and liabilities associated with the technologies have also been excluded from the financial statements. See Notes 9 and 10 to the Unaudited Consolidated Financial Statements included herewith for a discussion of these contingent agreements.

The Company's business is the development of technologies related to the oil and gas industry. Capital from equity issues or borrowings or partnering with industry is necessary to fund the Company's future operations and technology development. Therefore the financial statements included in this report for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the Company's future operations.

Plan of Operation

The Company, as of March 31, 2000, had limited cash resources. The Company needs to raise additional funds to meet its cash requirements for the next twelve (12) months. The Company intends to raise such funds from the sale of equity securities through private placements, borrowings, government grants and partnering with industry in the development of its technologies.

The Company has advanced funds during the quarter ended March 31, 2000 to its subsidiaries, Carbon Resources Limited, Lanisco Holdings Limited, and Syngen Technologies Limited, to fund research and development on its patented and proprietary heavy oil upgrading technology known as the "CPJ Technology" and its patented and proprietary gas-to-liquids technology referred to as the "SYNGEN Technology". Syngen Technologies Limited will become a wholly-owned subsidiary of the Company upon the SYNGEN Technology becoming commercially viable. The amounts advanced were for (a) the design, development and marketing of a 2 barrel per day CJ unit in Calgary, Alberta to test client oils; and (b) the design, development and marketing of a 4 barrel per day demonstration facility in the Province of Alberta utilizing the SYNGEN Technology. See below "Results of Operations".

The Company completed installation of its 1/2 barrel per day CPJ Technology test unit in its laboratory in Calgary in the let quarter of 2000. In April 2000, it commenced testing heavy oil samples in the CPJ Technology test unit and commenced testing client samples after completing its own internal testing to optimize operating conditions. The Company expects that $500,000 will be expended by the end of March 2001 towards the operation and testing of the 1/2 barrel per day CPJ demonstration unit. The Company also expects to receive one-half of such amount from its CPJ Technology joint venture partner.

During the fiscal year 2000, the Company intends to begin the detailed engineering and construction of a 100 barrel per day heavy oil plant. The total cost of this commercial plant is approximated at $5 million. The Company and its joint venture partner will look to potential users of the technology and government grants and/or loans to assist in funding the costs of construction of this pilot plant.

The Company has completed the construction and installation of its 4 barrel per day SYNGEN demonstration plant and expects to complete installation by June 1, 2000. The Company will also build a Fischer-Tropsch system, which will be installed next to the SYNGEN demonstration plant to create a gas-to-liquids system. The Company and its funding partner, Stone Canyon Resources Ltd., an Alberta corporation, expect to expend $1.9 million on the construction of the Fischer-Tropsch system and operation of the completed 4 barrel per day gas-to-liquids demonstration plant during the next twelve (12) months.

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

Liquidity

Cash flows from continued operations during the period ended March 31, 2000 and 1999 reflect new cash used of $(841,684) and $(140,971) respectively, while cash flows provided by investing activities for the same periods were $(2,849) and $(275,011) and cash flows provided by financing activities were $1,005,120 and $437,143, respectively.

At March 31, 2000 and 1999, the Company had working capital of $(600,690) and $(510,200), respectively. The Company's deficit working capital will continue to increase during fiscal year 2000, unless additional equity and/or debt financing is obtained. The Company hopes to obtain such financing and also hopes to receive funding from potential users of its technologies. If either of the foregoing are obtained, the Company believes it will have sufficient resources to meet operating expenses for the next twelve (12) months.

Assets

As at March 31, 2000 the Company had total assets of $796,178 compared to total assets of $504,433 at March 31, 1999. This represents an increase of $291,745, which is attributable to an increase in cash and an increase in related and unrelated accounts receivable. Total assets as at March 31, 2000 consist of $161,412 cash, related party receivables of $432,330, other receivables of $71,755, prepaid expenses of $25,987, investments totalling $100,000 and office equipment net of accumulated depreciation of $261 of $4,694.

Results of Operations

As of the date of this filing the Company has limited sources of income. During the quarter ended March 31, 2000, the Company relied primarily upon the sale of securities to pay its operating expenses. The Company also relied upon funds from its technology funding partners to pay for most of the research and development costs incurred during the three (3) month period ended March 31, 2000. (See the last paragraph of this Section below). Management expects to earn some income from testing of heavy oil samples for clients, however the amount of the fees charged will be minimal as compared to the funds which will be required for the ongoing development of the Company's technologies.

The Company has a joint venture partner for the CPJ Technology who is obligated to fund $900,000 towards the development of the Technology to earn its fifty percent 50% interest therein. This funding commitment has been met to date with $276,173 remaining to fulfill the obligation. The joint venture partner is committed to funding fifty percent (50%) of the ongoing development costs of the CPJ Technology after earning its fifty percent (50%) interest. The Company must be able to raise additional funds for development of both technologies by way of borrowings, equity financings, licensing agreements or joint ventures to continue to fund the development of its' technologies.

The Company's net operating loss for the three (3) months ended March 31, 2000 of $1,146,620, as compared to the net operating loss for the three (3) months ended March 31, 1999 of $790,544, increased by 45% due to an increase in the Company's general and administrative expenses and a charge of compensation related to stock options during the quarter of $658,438.(See Note 7 to the Unaudited Financial Statements for the period ended March 31, 2000, included herewith). The Company had dry-well expenses in the first quarter of 1999 of $551,095 with no such expenses in the first quarter of this fiscal year.

The Company's operating expenses for the three (3) months ended March 31, 2000, were comprised of general and administrative expenses of $309,847, stock option compensation of $658,438 and technology development of $178,335, for a total of $1,146,620. While the Company's total expenses for the three (3) months ended March 31, 2000, increased by 28.7% from the same period from the preceeding year, general and administrative expenses for the same period increased by 82% due to increased personnel and investor relation activities.

The Company's present business does not generate sufficient revenues to cover its operating expenses. The Company may not be able to continue unless it can raise additional funds or source industry partners.

As of March 31, 2000, a total of $3,281,102, has been expended in the development of the Company's two proprietary and patented technologies by the Company, its subsidiaries and its joint venture partners. Of the total amount expended, Texas T Petroleum Ltd., the Company's joint venture partner in the CPJ technology, has advanced $723,827 and $2,258,602, has been advanced by Stone Canyon Resources Ltd., a related corporation, for the SYNGEN technology, which amount includes a loan in the amount of $388,870 from the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 9, 2000.

By: _/s/ CAMERON HAWORTH____________

Name: Cameron Haworth
Title: President

By: _/S/ JACQUELINE DANFORTH________

Name: Jacqueline Danforth
Title:Secretary-Treasurer