Form 10QSB/A
period 2000-03-31
SYNERGY TECHNOLOGIES CORP
filed 2000-11-09
CIK 1080634

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2054

FORM 10-QSB/A

AMENDMENT No.2

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
(check one): Yes__ No _X_

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS

Page
Financial Statements:

Consolidated Balance Sheet - June 30, 2000	1

7, 1996 (Date of Inception) to June 30, 2000	2

Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2000 and 1999 and for the Period from November 7, 1996 (Date of Inception) to June 30, 2000	3

Notes to Consolidated Financial Statements	4 - 17

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2000

ASSETS
2000
Current Assets
Cash	$810,766
Receivables	82,637
Receivables - related parties	123,953
Prepaid expenses	27,553
Total Current Assets	1,044,909
Investments	100,000
Office equipment and computers
Net of accumulated depreciation of $3,672	26,860
Total Assets	$1,171,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$550,278
Accrued expenses	110,492
Loans payable	492,187
Shareholders' deposits	200,000
Total Current Liabilities	1,352,957
Long Term Liabilities
Notes payable	900,000
Total Liabilities	$2,252,957
Stockholders' Equity (Deficit)
Common stock, $0.002 par value, 50,000,000 shares
Authorized, 13,711,090 issued and outstanding	$27,424
Additional paid in capital	4,562,765
Unearned compensation	(184,792)
Accumulated deficit	(5,486,585)
Total Stockholders' Equity (Deficit)	(1,081,188)
Total Liabilities and Stockholders' Equity	$1,171,769

Contingent Agreements - Note 9
The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION
	For the three months ended June 30		For the six months ended June 30		Cumulative Period from November 7, 1996 (Date of Inception) to June 30, 2000
	2000	1999	2000	1999
Option income	$-	$100,000	$-	$200,000	200,000
Consulting Income	-	-	-	454	8,927
	-	100,000	-	200,454	208,927
Expenses
General and administrative	412,377	180,788	722,223	350,976	2,123,161
Stock option compensation	74,687	-	733,125	-	733,125
Technology development	194,515	229,986	372,851	399,701	1,217,016
Dry well expenses	-	-	-	551,095	722,210
Total Expenses	681,579	410,774	1,828,199	1,301,772	4,795,512
Gain (Loss) from Operations	(681,579)	(310,774)	(1,828,199)	(1,101,318)	(4,586,585)
Other Expenses
Amortization of Debt
Discount and Offering Costs	(900,000)	-	(900,000)	-	(900,000)
Gain (Loss) Before Taxes	(1,581,579)	(310,774	(2,728,199)	(1,101,318)	(5,486,585)
Provision for Income Tax	-	-	-	-	-
Net Income (Loss)	$(1,581,579)	$(310,774)	$(2,728,199)	$(1,101,318)	(5,486,585)
Basic and Diluted Gain (Loss)per Common Share	$(0.12)	$(0.03)	$(0.21)	$(0.10)	(0.50)
Weighted Average Number of Common Shares Used in Calculation	13,676,256	11,906,578	13,166,131	11,404,294	10,988,197

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
	For the Six Months Ended June 30		Cumulative Period from November 7, 1996 (Date of Inception) to June 30, 2000
	2000	1999
Cash From Operating Activities
Net Loss adjustment to reconcile net loss to net cash from operations:	$(2,728,199)	$(1,101,318)	$(5,486,585)
Dry well expense	-	551,095	722,210
Depreciation	3,411	-	4,006
Amortization of unearned compensation	733,125	-	733,125
Amortization of debt discount and offering costs	900,000	-	900,000
Issuance of shares for services	7,822	-	7,822
Exchange rate loss (gain)	10,179	(401)	14,265
Loss on disposition of assets	-	1,333	1,333
Changes in assets and liabilities
Accounts receivable	(61,353)	(17,434)	(82,637)
Prepaid expenses and deposits	(3,642)	(38,837)	(27,568)
Accounts receivable - related parties	(51,878)	183,482	(83,945)
Accounts payable	(15,353)	280,741	1,117,452
Accrued expenses	77,659	32,833	110,492
Net Cash Flows From Operating Activities	$(1,128,229)	$(108,506)	$(2,070,030)
Cash From Investing Activities
Acquisition of oil and gas properties	-	(175,011)	(688,188)
Acquisition of property and equipment	(28,425)	-	(32,198)
Acquisition of equity security		(100,000)	(100,000)
Net Cash Flows from Investing Activities	(28,425)	(275,011)	(820,386)
Cash From Financing Activities
Proceeds from (payments to) notes payable
- related parties	(13,143)	-	558,916
Proceeds from (payments to) notes payable	396,661	(300,743)	719,022
Proceeds from investor deposits	200,000	221,299	402,500
Net Proceeds from convertible debt	855,000	-	855,000
Sales of Common Stock	535,999	518,500	1,180,009
Net Cash Flows from Financing Activities	1,974,517	439,056	3,715,447
Effect of Exchange Rate Changes on Cash	(10,179)	401	(14,265)
Net Change in Cash	807,684	55,940	810,766
Cash at Beginning of Period	3,082	13,912	-
Cash at End of Period	$810,766	$69,852	$810,766

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

As at June 1999, Carbon held the rights to a gas-to-liquids ("GTL") technology and Lanisco held the option to acquire the patents for the CPJ technology. Synergy organized Syngen Technologies Limited ("Syngen") in June 1999 and transferred the GTL technology from Carbon to Syngen and the shares of Carbon were released from escrow in exchange for the placement of the Syngen shares into escrow. Upon release of the Carbon shares from escrow, Carbon and Lanisco became wholly owned subsidiaries of Synergy. The acquisitions of Carbon and Lanisco have been recorded on the financial statements as a purchase with no value attributed to the net assets. The Syngen shares remain in escrow and the patents to the CPJ technology remain in trust (see "Note - 10 SUBSEQUENT EVENTS"). Synergy, Stone Canyon Resources Ltd. ("Stone Canada"), which is a related company by virtue of common directors, and Texas T Petroleum Ltd. ("Texas T") have been funding the research and development carried out by Syngen, Carbon and Lanisco. Carbon and Lanisco incurred losses in 1999 and 1998 from research activity. Synergy has recognized all of the losses of Carbon and Lanisco in its 1999 and 1998 statements of operations, with no offset to minority interest. All of the research and development activity for both years has been recorded in the consolidation. The Syngen shares are held in escrow for Laxarco and the CPJ patents are held under the trust agreement. Syngen's GTL research and development activity has been recorded as an expense in the consolidated financial statements. Subsequent to the quarter ended June 30, 3000, the parties agreed to release from escrow all of the Laxarco shares and the Syngen shares (see "Note 10 - SUBSEQUENT EVENTS").

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

Estimated Useful Life

Furniture and fixtures	3 - 5 years
Computer Equipment	2 years

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

On May 25, 2000, the Company commenced a private placement of up to $2,250,000 of its convertible promissory notes (the "Notes"). As of June 30, 2000, the Company had received proceeds of $855,000, net of offering costs $45,000. The Notes are convertible into units of the Company, with each unit comprised of one (1) share of common stock, a warrant to purchase one (1) share of common stock at $4.00 per share and another warrant to purchase an additional share of common stock at $8.00 per share (the "Units") at the price of $3.00 per Unit. The net proceeds were allocated between the beneficial conversion feature and the promissory notes based on their relative fair values. The fair value of the Unit was determined using the fair value of the underlying common stock and the warrants on the commitment date. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 169%, risk-free interest rate of 6.38% and estimated life of two years. The beneficial conversion feature was allocated all of the net proceeds resulting in a discount on the Notes of $855,000. Since the Notes are convertible upon issuance, the discount was immediately amortized and resulted in amortization expense of $855,000. The private placement was conducted pursuant to Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933 and was offered only to accredited investors or others deemed appropriate by the Company. The private placement was fully subscribed and closed on July 26, 2000. The Company used the services of Belle Haven Investments L.P. as selling agent for the private placement. Belle Haven received a cash commission of five percent (5%) of every Note sold. Belle Haven also received a warrant to purchase up to 52,666 Units at the exercise price of $3.00 per Unit. The Company also issued a warrant for 32,000 Units to other individuals for finders' fees in completing this private placement. Each of such warrants were issued subsequent to the quarter ended June 30, 2000 and are thus not reflected in the accompanying financial statements.

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

As further discussed in Note 9, "Contingent Agreements with Certain Companies", a total of 13,000,000 shares of the Company's common stock under two stock exchange agreements with a Cyprus corporation have been placed into escrow pending the outcome of the technologies reaching "commercial viability" as determined by an independent party. As of June 30, 2000, the shares were still in escrow pending the outcome of this uncertainty. Subsequent to the quarter the Board of Directors approved the release of the 13,000,000 shares from escrow. See Note 10 "SUBSEQUENT EVENTS" below.

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

A summary of the status of the Company's stock options as of June 30, 2000 and changes during the three month period then ended are presented below:

	Shares	June 30, 2000 Weighted Average Exerise Price
Outstanding at beginning of year:	-	$
Granted	2,245,000	1.06
Outstanding at end of Period	2,140,000	1.06
Options exercisable at End of Period	1,823,333	1.06
Weighted average fair value of options granted during the year		$0.85

The following table summarizes information about stock options outstanding at June 30, 2000:

Options Outstanding			Options Exercisable
Range of Excercise prices	Number Outstanding at 3.30.2000	Weighted Remaining Contractual Life	Weighted Average Excercise Price	Weighted Number Exercisable at 6.30.2000	Average Excercise Price
$1.00 - $2.25	2,140,000	8.24 years	$1.06	1,823,333	$1.06

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

	For the three months ended June 30		For the six months ended June 30		Cumulative from (Date of Inception) through
	2000	1999	2000	1999	June 30, 2000
Net Loss:
As Reported	$1,581,579	310,774	2,728,199	1,101,318	5,486,585
Pro Forma	-	-	3,018,199	-	5,776,585
Basic and Diluted loss Per share:
As Reported	$0.12	0.03	0.21	0.10	0.50
Pro Forma	-	-	0.23	-	0.53

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

Syngen Technologies Limited C Syngen Technologies Limited ("Syngen") incorporated June 25, 1999 is a private Cyprus corporation and a 100% owned subsidiary of Synergy contingent upon the terms of two share exchange agreements dated May 5, 1998 and June 25, 1999, respectively. See "Note 10 - SUBSEQUENT EVENTS".

Syngen holds the rights to a proprietary and patented technology called "SYNGEN" which converts natural gas to synthesis gas. (See Carbon Resources Limited above, paragraph 6.) The shares of Syngen remain in trust with an escrow agent until the fulfillment of the terms and conditions of the agreements. Subsequent to the quarter ended June 30, 2000, Synergy and Laxarco agreed to the release of the Syngen shares from escrow. See "Note 10-SUBSEQUENT EVENTS".

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

NOTE 10 - SUBSEQUENT EVENTS

  Subsequent to the quarter ended June 30, 2000, the Company announced that it had completed a $2.25 million convertible note financing led by Belle Haven Investments of Greenwich, Connecticut. Refer to Note 7 - "COMMON STOCK" above.

  Subsequent to the quarter ended June 30, 2000, the Company announced the appointment of Mr. John Gradek to the position of Chief Executive Officer effective August 5, 2000.

  Subsequent to the quarter ended June 30, 2000, the Company and Laxarco Holding Limited have agreed to release from escrow the shares of the Company's common stock and shares of Syngen Technologies Limited. An escrow had been set up to hold 13,000,000 shares issued in the name of Laxarco Holding Limited and the shares of Syngen pursuant to various agreements involving the Company, Laxarco Holding and other entities and to assure each party that certain covenants and undertakings related to the development of the Technologies were completed. The Company and Laxarco Holding have determined that there is no further need for the respective shares of the Company and Syngen to be held in escrow due to the progress to date of such development. In addition, Laxarco has committed to the Company to continue to provide the technical personnel necessary to manage completion of the Technologies. Therefore, subsequent to the end of the quarter, the Company's Board of Directors resolved to authorize and direct the release of 13,000,000 shares from escrow to Laxarco Holding Limited but only upon delivery to the Company of the outstanding shares of Syngen Technologies Limited and delivery of the written undertaking. The Company anticipates that it will formalize its agreement with Laxarco Holding by entering into amendments to the aforementioned agreements. Upon completion of these agreements Synergy, by way of 100% ownership in Syngen Technologies Limited will hold all the rights to a proprietary and patented technology called "SYNGEN". (Refer to Note 9 - "COMMITMENTS AND CONTINGENCIES" above).

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

During the fiscal year 2001, the Company intends to begin the detailed engineering of a heavy oil commercial plant, with a capacity of between 1,000 and 5,000 barrels per day, with construction to begin sometime in 2001. The total cost of this commercial plant is approximated at $25 million. The Company and its joint venture partner will look to potential users of the technology and government grants and/or loans to assist in funding the costs of construction of this commercial plant.

The Company has completed the construction and installation of its 4 barrel per day SYNGEN demonstration plant. The plant is presently in commissioning and the Company will be conducting various tests of the demonstration plant throughout the current fiscal year. The Company will also build a Fischer-Tropsch system, which will be installed next to the SYNGEN demonstration plant to create a gas-to-liquids system. The Company and its funding partner, Stone Canyon Resources Ltd., an Alberta corporation, expect to expend $1.9 million on the construction of the Fischer_Tropsch system and operation of the completed 4 barrel per day gas-to-liquids demonstration plant during the next twelve (12) months.

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

At June 30, 2000 and 1999, the Company had working capital of $(308,048) and $569,004, respectively. The Company's deficit working capital will continue to increase during fiscal year 2000, unless additional equity and/or debt financing is obtained. The Company hopes to obtain such financing and also hopes to receive funding from potential users of its technologies. If either of the foregoing are obtained, the Company believes it will have sufficient resources to meet operating expenses for the next twelve (12) months.

Assets

As at June 30, 2000 the Company had total assets of $1,171,769 compared to total assets of $228,537 at June 30, 1999. This represents an increase of $943,233, which is attributable to an increase in cash due to deposits from a private placement conducted by the Company (see "Part II, Item 2. Changes in Securities"). Total assets as at June 30, 2000 consist of $810,766 cash, related party receivables of $123,953, other receivables of $82,637, prepaid expenses of $27,553, investments totalling $100,000 and office equipment net of accumulated depreciation of $3,672, of $26,860.

Results of Operations

As of the date of this filing the Company has limited sources of income. During the quarter ended June 30, 2000, the Company relied primarily upon the sale of securities to pay its operating expenses. See "Part II, Item 2. Changes in Securities" below. The Company also relied upon funds from its technology funding partners to pay for most of the research and development costs incurred during the six (6) month period ended June 30, 2000. (See the last paragraph of this Section below). Management expects to earn some income from testing of heavy oil samples for clients, however the amount of the fees charged will be minimal as compared to the funds which will be required for the ongoing development of the Company's technologies.

The Company has a joint venture partner for the CPJ Technology who is obligated to fund $900,000 towards the development of the Technology to earn its fifty percent 50% interest therein. This funding commitment has been met to date with $233,273 remaining to fulfill the obligation. The joint venture partner is committed to funding fifty percent (50%) of the ongoing development costs of the CPJ Technology after earning its fifty percent (50%) interest. The Company must be able to raise additional funds for development of both technologies by way of borrowings, equity financings, licensing agreements or joint ventures to continue to fund the development of its' technologies.

The Company's net operating loss for the six (6) months ended June 30, 2000 of $1,828,199, as compared to the net operating loss for the six (6) months ended June 30,1999 of $1,101,318, increased by 66% due to an increase in the Company's general and administrative expenses and a charge of compensation related to stock options in the first quarter of the year 2000 of $658,438,(See Note 7 to the Unaudited Financial Statements for the period ended June 30, 2000, included herewith). The Company had dry-well expenses in the first quarter of 1999 of $551,095 with no such expenses in the first quarter of this fiscal year. The Company's net loss from continuing operations during first six (6) months of this fiscal year was $2,728,199, compared to a loss of $1,101,318 for the same period in the preceding year.

The Company's operating expenses for the six (6) months ended June 30, 2000, were comprised of general and administrative expenses of $722,223, stock option compensation of 733,125 and technology development of $372,851, for a total of $1,828,199. While the Company's total expenses for the six (6) months ended June 30, 2000, increased by 40% from the same period from the preceeding year, general and administrative expenses for the same period increased by 106% due to increased personnel and investor relation activities.

The Company's present business does not generate sufficient revenues to cover its operating expenses. The Company may not be able to continue unless it can raise additional funds or source industry partners.

As of June 30, 2000, a total of $3,677,310, has been expended in the development of the Company's two proprietary and patented technologies by the Company, its subsidiaries and its joint venture partners. Of the total amount expended, Texas T Petroleum Ltd., the Company's joint venture partner in the CPJ technology has advanced $811,495 and $1,648,809, has been advanced by Stone Canyon Resources Ltd., a related corporation, for the SYNGEN technology, which amount includes a loan in the amount of $123,953 from the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY TECHNOLOGIES CORPORATION
(Registrant)

Date: November ___, 2000

By: _____________________

Name:John Gradek

Title: Cheif Executive Officer

By:______________

Name: Jacqueline Danforth

Title: Secretary-Treasurer