Form 10QSB/A
period 2000-09-30
SYNERGY TECHNOLOGIES CORP
filed 2000-11-14
CIK 1080634

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2000

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

25,714,632 shares of Common Stock, $0.002 par value, as of November 6, 2000. See Note 9 to the accompanying Unaudited Financial Statements.

Transitional Small Business Disclosure Format
(check one): Yes__ No _X_

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)

TABLE OF CONTENTS
Page
Financial Statements:

Consolidated Balance Sheet - September 30, 2000	1

Consolidated Statement of Operations for Periods Ended September 30, 2000 and 1999 and for the Period from November 7, 1996 (Date of Inception) to September 30, 2000	2

Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 2000 and 1999 and for the Period from November 7, 1996 (Date of Inception) to September 30, 2000	3

Notes to Consolidated Financial Statements	4 - 17

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

September 30, 2000

ASSETS
2000
Current Assets
Cash	$685,987
Receivables	472,204
Receivables - related parties	563,435
Prepaid expenses	63,606
Total Current Assets	1,785,232

Investments	100,000
Office equipment and computers
Net of accumulated depreciation of $9,330	45,456
Royalty reduction	1,062,500

Total Assets	$2,993,188

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$351,916
Accrued expenses	129,736
Loans payable	516,050
Shareholders' deposits	200,000
Total Current Liabilities	1,197,702

Long Term Liabilities
Notes payable	2,250,000
Total Liabilities	$3,447,702

Stockholders' Equity (Deficit)
Common stock, $0.002 par value, 50,000,000 shares
Authorized, 13,498,843 issued and outstanding	$29,716
Additional paid in capital	7,228,672
Unearned compensation	(133,584)
Accumulated deficit	(7,579,318)
Total Stockholders' Equity (Deficit)	(454,514)

Total Liabilities and Stockholders' Equity	$2,993,188

Contingent Agreements - Note 9

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION
	For the Three months ended September 30		For the Nine months ended September 30		Cumulative Period from November 7, 1996 (Date of Inception) to September 30, 2000
	2000	1999	2000	1999
Option income	$-	$-	$-	$200,000	200,000
Interest income	18,847	-	18,847	-	18,847
Consulting Income	-	-	-	454	8,927
	18,847	-	18,847	200,454	227,774
Expenses
General and administrative	567,120	166,339	1,289,344	517,315	2,690,281
Stock option compensation	51,208	-	784,333	-	784,333
Technology development	143,253	180,977	516,103	580,678	1,360,268
Dry well expenses	-	-	-	551,095	722,210
Total Expenses	761,581	347,316	2,589,780	1,649,088	5,557,092
Gain (Loss) from Operations	(742,734)	(347,316)	(2,570,933)	(1,448,634)	(5,329,318)
Other Expenses
Amortization of Debt Discount and Offering Costs	(1,350,000)	-	(2,250,000)	-	(2,250,000)
Gain (Loss) Before Taxes	(2,092,734)	(347,316)	(4,820,933)	(1,448,634)	(7,579,318)
Provision for Income Tax	-	-	-	-	-
Net Income (Loss)	$(2,092,734)	$(347,316)	$(4,820,933)	$(1,448,634)	(7,579,318)
Basic and Diluted Gain (Loss)per Common Share	$(0.16)	$(0.03)	$(0.39)	$(0.13)	(0.77)
Weighted Average Number of Common Shares Used in Calculation	13,026,017	11,936,327	12,256,732	11,585,994	9,874,725

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
	For the Nine Months Ended September 30		Cumulative Period from November 7, 1996 (Date of Inception) to September 30, 2000
	2000	1999
Cash From Operating Activities
Net Loss	(4,820,933)	(1,448,634)	(7,579,318)
Adjustment to reconcile net loss to net cash from operations
Dry well expense	-	551,095	722,210
Depreciation	9,069	-	9,664
Amortization of unearned compensation	784,333	-	784,333
Amortization of debt discount and offering costs	2,250,000	-	2,250,000
Issuance of shares for services	7,822	-	7,822
Exchange rate loss (gain)	28,743	(2,255)	32,829
Loss on disposition of assets	-	1,333	1,333
Changes in assets and liabilities
Accounts receivable	(450,920)	(17,866)	(472,204)
Prepaid expenses and deposits	(39,695)	(35,750)	(63,621)
Accounts receivable - related parties	(491,360)	322,539	(523,427)
Accounts payable	(213,716)	433,605	919,089
Accrued expenses	96,903	32,833	129,736
Net Cash Flows From Operating Activities	(2,839,754)	(163,100)	(3,781,554)
Cash From Investing Activities
Acquisition of oil and gas properties	-	(175,011)	(688,188)
Acquisition of property and equipment	(52,679)	(1,143)	(56,452)
Acquisition of equity security		(100,000)	(100,000)
Net Cash Flows from Investing Activities	(52,679)	(276,154)	(844,640)
Cash From Financing Activities
Proceeds from (payments to) notes payable
- related parties	(13,143)	(307,626)	558,916
Proceeds from (payments to) notes payable	420,525	239,035	742,886
Proceeds from investor deposits	200,000	-	402,500
Net Proceeds from convertible debt	2,137,500	-	2,137,500
Sales of Common Stock	859,199	518,500	1,503,209
Net Cash Flows from Financing Activities	3,604,081	449,909	5,345,011
Effect of Exchange Rate Changes on Cash	(28,743)	2,255	(32,830)
Net Change in Cash	682,905	12,910	685,987
Cash at Beginning of Period	3,082	13,912	-
Cash at End of Period	$685,987	$26,822	$685,987

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal, recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-KSB. The results of operations for the three month and nine month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

Reorganization - On October 24, 1997, Synergy entered into a reorganization agreement with Stone Canyon. As a result of the reorganization, the Stone Canyon shareholders became shareholders of the Company whereby each share of Stone Canyon stock was exchanged for one share of Synergy stock. The Company approved a total of 2,901,007 shares for exchange. Of such amount all but 7,143 shares have been exchanged. Subsequent to the quarter ended September 30, 2000, such 7,143 shares were recieved and forwarded to the Company's transfer agent for exchange.

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

As at June 1999, Carbon held the rights to a gas-to-liquids ("GTL") technology and Lanisco held the option to acquire the patents for the CPJ technology. Synergy organized Syngen Technologies Limited ("Syngen") in June 1999 and transferred the GTL technology from Carbon to Syngen and the shares of Carbon were released from escrow in exchange for the placement of the Syngen shares into escrow. Upon release of the Carbon shares from escrow, Carbon and Lanisco became wholly owned subsidiaries of Synergy. The acquisitions of Carbon and Lanisco have been recorded on the financial statements as a purchase with no value attributed to the net assets. The Syngen shares remain in escrow and the patents to the CPJ technology remain in trust (see "Note - 10 SUBSEQUENT EVENTS"). Synergy, Stone Canyon Resources Ltd. ("Stone Canada"), which is a related company by virtue of common directors, and Texas T Petroleum Ltd. ("Texas T") have been funding the research and development carried out by Syngen, Carbon and Lanisco. Carbon and Lanisco incurred losses in 1999 and 1998 from research activity. Synergy has recognized all of the losses of Carbon and Lanisco in its 1999 and 1998 statements of operations, with no offset to minority interest. All of the research and development activity for both years has been recorded in the consolidation. The Syngen shares are held in escrow for Laxarco and the CPJ patents are held under the trust agreement. Syngen's GTL research and development activity has been recorded as an expense in the consolidated financial statements. Subsequent to the quarter ended September 30, 3000, the parties agreed to release from escrow all of the Laxarco shares and the Syngen shares (see "Note 10 - other events").

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

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Synergy as a going concern. However, Synergy has had no significant income and has had negative cash flows from operating activities during the years ended December 31, 1999 and 1998 and cumulatively from inception through September 30, 2000, which conditions raise substantial doubt about Synergy's ability to continue as a going concern. Synergy's continued existence is dependent upon its ability to obtain additional financing. The Company will continue to raise funds from the public and private markets and through arrangements with certain related and unrelated companies with which it is negotiating mutually beneficial agreements for the use of the technologies. However, there is no assurance that additional financing will be realized.

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

Technology Development - The amount reported on the Consolidated Statements of Operations for the cumulative period from November 7, 1996 (Date of Inception) to September 30, 2000 reflects expenditures on the development of the technologies, net of certain GTL development costs charged to Stone Canada at the end of fiscal 1998 and 1999 for reimbursement under the terms of a letter agreement between the Company and Stone Canada executed in September 1998 (See Note 2(II) "RELATED PARTY TRANSACTIONS"). The cumulative amount reported to September 30, 2000 is net of expenditures of $426,917 which were invoiced to Stone Canada.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2000, the Company and its subsidiaries were charged a total of $110,680 in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services. Mr. Thomas Cooley, an officer of Glidarc Technologies, is also a member of the Board of Directors of Carbon Resources Limited, a wholly-owned subsidiary of the Company and, during the quarter ended September 30, 2000, became a member of the Board of Directors of the Company. An amount of $190,720 for services rendered which remained due and payable to Glidarc Technologies at December 31, 1999, was settled during the quarter ended March 31, 2000 for 304,989 shares of common stock of the Company. The amount of $19,116 relating to services provided through September 30, 2000 remained due and payable to Glidarc at the end of this latest quarter.

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

During the nine month period ended September 30, 2000 Synergy made advances to Stone Canada with respect to the development of the 4-bbl/day-demonstration facility. During this same nine month period, Stone Canada has made various payments to reduce these amounts outstanding. As at September 30, 2000, $240,235 in consolidated receivables were due from Stone Canada. In addition, during the quarter ended September 30, 2000, the Company issued 646,400 shares of common stock to certain investors as a result of such investors electing to convert promissary notes from the Company and Stone Canada into units of the Company at $0.50 per unit. See Note 7 "Common Stock" below. Related party receivables also include an amount of $323,200 due from Stone Canada to the Company in connection with the issuance of such shares of common stock.

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

NOTE 5 - LOANS PAYABLE

Loans payable of $516,050 as of September 30, 2000 reflect an amount of $441,456 payable to Texas T Petroleum, a partner in the development of the CPJ process, and various other unrelated payables totaling $74,594.

NOTE 7 - COMMON STOCK

In November 1998, the Company commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per Unit. Each Unit consisted of one share of common stock and one stock warrant exercisable at any time two (2) years from the date of issue at $1.00 per share for each warrant exercised. The Company completed this offering of 1,500,000 Units in April 1999 for a total value of $750,000. The Company issued 957,000 Units for cash of $478,500, 138,000 Units as compensation for services valued at $69,000, and 405,000 Units as conversion of debt from investor deposits in the amount of $202,500. No commission fees or other selling expenses were paid. Subsequent to year end, the Company offered to certain subscribers under the aforementioned Rule 504 private placement the option of canceling the warrant portion of the subscribed for Units and participating in an offering of new Units made pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 ("Regulation S"), with each Unit consisting of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two (2) years from the time of subscription. The Company has agreed to keep the offering open until either fully subscribed or April 2001 which would be the expiration date of the warrants under the Rule 504 private placement. The price of these new Units is $1.00, which is the same price as the share purchase warrants that have been cancelled. On January 19, 2000, 100,000 of these new Units were subscribed for. During the period ended September 30, 2000, the Company accepted this subscription. As at September 30, 2000 the subscribed for shares remained reserved for issue.

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

On January 5, 2000 the Company approved the Year 2000 Employees Stock Option and Stock Award Plan, which authorized awards of up to 1,500,000 shares of common stock. As of September 30, 2000 a total of 1,205,763 shares had been issued under the plan as compensation for bonafide services actually rendered with 25,000 options being granted during the three (3) month period ended June 30, 2000.

On January 14, 2000, a Financing and Security Agreement was entered into by and among Stone Canyon Resources Ltd. ("Stone Canada") and the Company (collectively the "Borrowers") and James E. Nielson and Wood River Trust (collectively the "Lenders"), in regard to a loan in the amount of $300,000.00 for allocation towards development of the 4 bbl per day SYNGEN demonstration plant. Stone Canada has agreed to hold in trust an equal amount of funds receivable by way of a refund from Natural Resources Canada as collateral for a period of ninety (90) days following the initial start up of the SYNGEN demonstration plant, at which time the Lenders may choose either (i) to convert the loaned amount into 600,000 Units of Synergy Technologies, at which time an amount of $300,000 would be released to Synergy from the Stone Canada trust as consideration for the units or (ii) a release of the funds held in trust in an amount equal to the principal balance and all accrued interest therein, with any additional trust funds to be released to Stone Canyon. Each Unit would consist of one share of common stock and one warrant to purchase an addition share of common stock for $1.00 per share. As of June 13, 2000, Wood River Trust and James E. Neilson advised the Company of their election to convert the loaned amounts to Synergy Units. As a result 600,000 shares of common stock were issued during the quarter ended September 30, 2000, along with warrants to purchase an additional 600,000 shares.

On January 14, 2000, a second Financing and Security Agreement was entered into by and among Stone Canada and the Company and Caribbean Overseas Investments Ltd. (the "Lender") with the same terms as the above-described financing agreement, except the loan amount was $50,000, convertible into 100,000 Units. During the quarter ended September 30, 2000, the Lender elected to convert $23,200 of this loan into 46,400 units. As a result 46,400 shares of common stock were issued along with a warrant to purchase an additional 46,400 shares.

On January 19, 2000, the Company commenced a private placement of shares of its common stock pursuant to Regulation S. Subsequent to the period ended September 30, 2000, the Company accepted subscriptions to this offering for the sale of 100,000 shares at $1.00 per share. As at September 30, 2000 the subscribed for shares remained reserved for issue.

On May 25, 2000, the Company commenced a private placement of up to $2,250,000 of its convertible promissory notes (the "Notes"). As of June 30, 2000, the Company had received proceeds of $855,000, net of offering costs $45,000. The Notes are convertible into units of the Company, with each unit comprised of one (1) share of common stock, a warrant to purchase one (1) share of common stock at $4.00 per share and another warrant to purchase an additional share of common stock at $8.00 per share (the "Units") at the price of $3.00 per Unit. The net proceeds were allocated between the beneficial conversion feature and the promissory notes based on their relative fair values. The fair value of the Unit was determined using the fair value of the underlying common stock and the warrants on the commitment date. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 169%, risk-free interest rate of 6.38% and estimated life of two years. The beneficial conversion feature was allocated all of the net proceeds resulting in a discount on the Notes of $855,000. Since the Notes are convertible upon issuance, the discount was immediately amortized and resulted in amortization expense of $855,000. The private placement was conducted pursuant to Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933 and was offered only to accredited investors or others deemed appropriate by the Company. The private placement was fully subscribed and closed on July 26, 2000. The Company used the services of Belle Haven Investments L.P. as selling agent for the private placement. Belle Haven received a cash commission of five percent (5%) of every Note sold. Belle Haven also received a warrant to purchase up to 52,666 Units at the exercise price of $3.00 per Unit. The Company also issued a warrant for 32,000 Units to other individuals for finders' fees in completing this private placement. Each of such warrants were issued subsequent to the quarter ended September 30, 2000 and are thus not reflected in the accompanying financial statements.

The warrants issued in connection with the private placements undertaken in the fiscal years ended December 31, 1999 and 1998 are exercisable at $1.00 per share, and expire within two years from the date of issue. During the nine month period ended September 30, 2000, the Company issued 426,000 shares of common stock upon the exercise of warrants for cash proceeds of $426,000, or $1.00 per share. The following table summarizes the warrants to purchase common stock issued and outstanding:

Warrants outstanding at December 31, 1999	1,863,000
Warrants exercised at $1.00 per share	(426,000)
Warrants issued (see above)	646,400
Warrants cancelled (see above)	(1,264,000)
Warrants outstanding at September 30, 2000	819,400

As further discussed in Note 9, "Contingent Agreements with Certain Companies", a total of 13,000,000 shares of the Company's common stock under two stock exchange agreements with a Cyprus corporation have been placed into escrow pending the outcome of the technologies reaching "commercial viability" as determined by an independent party. As of September 30, 2000, the shares were still in escrow pending the outcome of this uncertainty. Subsequent to the quarter the Board of Directors approved the release of the 13,000,000 shares from escrow. See Note 9 "Contingent Agreements with Certain Companies" below.

During the quarter ended September 30, 2000, the Company issued to Dr. Pierre Jorgensen 500,000 shares of common stock in connectin with his agreement to reduce his royalty to earnings realized on the CPJ Technology. The Company valued those shares at $2.125 per share for a total of $1,062,500 as of September 25, 2000.

Stock Options

(a) On January 5, 2000, the Company approved the 1998 Directors and Employees Stock Option and Stock Award Plan, which authorized options to purchase 900,000 shares of common stock. The Company's shareholders previously approved the granting of these options on June 5, 1999. During the six month period ended September 30, 2000 options to purchase 400,000 shares were granted to directors, options to purchase 250,000 shares were granted to employees, and options to purchase 250,000 shares were granted to third parties as compensation for services. The plan was fully subscribed and no further options are available for issue under this plan.

(b) On January 5, 2000 the Company also approved the 1999 Directors and Employees Stock Option and Stock Award Plan which authorized options to purchase 1,000,000 shares of common stock. The Company's shareholders previously approved the granting of these options on September 30, 1999. During the nine month period ended September 30, 2000, options to purchase 160,000 common shares were granted to employees and options to purchase 210,000 common shares were granted to third parties as compensation for services. During the quarter ended September 30, 2000, 10,000 of these options were cancelled.

(c) On January 5, 2000, the Company approved the 1999 Directors and Advisory Board Members Stock Option Plan, pursuant to which the Company can grant options to members of the Company's board of directors and advisory board to purchase up to 1,100,000 shares of common stock. During the nine month period ended September 30, 2000 option to purchase 350,000 common shares were granted to directors and options to purchase 500,000 common shares were granted to advisory board members under this plan.

(d) On March 3, 2000, the Company granted stock options to purchase 100,000 shares of common stock at $2.25 per share to a third parties as consideration for the use of certain property. The options vested immediately and expire March 3, 2003. The options granted were valued at their fair value of $394,000.

Pursuant to notes a, b and c above during the nine month period ended September 30, 2000, a total of 1,160,000 options to purchase common shares at $1.00 per share were granted to various employees and directors under the plans described above. These options expire January 2, 2010. The vesting period has not yet been determined. As stated in (b) above, during the quarter ended September 30, 2000, 10,000 of the options were cancelled.

Further, the Company granted stock options to purchase 1,085,000 shares of common stock at $1.00 per share to third parties as compensation for services. Of the options granted, 768,333 options have been treated as being vested immediately. This vesting may be amended on subsequent statements. The options expire January 2, 2010. 316,667 of the options vest according to a schedule over two years and expire January 13, 2005. The options granted were valued at their fair value of $695,000 on the grant date, which amount will be recognized by the Company as the options vest. During the nine months ended September 30, 2000 $561,353 of unearned compensation was amortized as compensation expense. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, weighted average expected volatility of 170%, weighted average risk-free interest rate of 6.44% and expected life of 1 year.

A summary of the status of the Company's stock options as of September 30, 2000 and changes during the three month period then ended are presented below:

	Shares	September 30, 2000 Weighted Average Exerise Price
Outstanding at beginning of year:	-	$
Granted	2,245,000	1.06
Outstanding at end of Period	2,140,000	1.06
Options exercisable at End of Period	1,823,333	1.06
Weighted average fair value of options granted during the year		$0.85

The following table summarizes information about stock options outstanding at September 30, 2000:

Options Outstanding			Options Exercisable
Range of Excercise prices	Number Outstanding at 9.30.2000	Weighted Remaining Contractual Life	Weighted Average Excercise Price	Weighted Number Exercisable at 9.30.2000	Average Excercise Price
$1.00 - $2.25	2,140,000	7.99 years	$1.06	1,823,333	$1.06

The Company measures compensation to employees under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation for options to outside directors is measured using the fair value method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. There was no Stock-based compensation charged to operations during the nine months ended September 30, 2000 from options granted to employees and to outside directors, respectively. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

	For the three months ended September 30		For the nine months ended September 30		Cumulative from (Date of Inception) through
	2000	1999	2000	1999	September 30, 2000
Net Loss:
As Reported	$2,092,734	347,316	4,820,933	1,448,634	7,579,318
Pro Forma	-	-	5,110,933	-	7,896,318
Basic and Diluted loss Per share:
As Reported	$0.16	0.03	0.39	0.13	0.77
Pro Forma	-	-	0.42	-	0.80

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

A. Litigation -

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

On September 13, 2000, the Company, Stone Canyon, Texas T Petroleum Ltd., Texas T. Resources Inc. and other individuals and entities entered into a Settlement Agreement with Bataa Oil and its employees and related entities that resolved and dismissed the pending lawsuits in each of the aforementioned cases. Pursuant to such Settlement Agreement, Bataa Oil, its employees and its related entities disclaimed all rights to and interest in 411,842 shares of the Company's common stock. The Company paid no damages, attorneys fees or other remuneration, either directly or indirectly in connection with such Settlement Agreement. As a result of such Settlement Agreement, the only pending litigation that involves the Company is in the Denver County District Court (case #99 CV 3842) against the remaining named plaintiffs, Richard and Anita Knight and Tedd and Mary Duncan.

B.  Licensing and Consulting Agreements - Effective September 30, 1998, Synergy Technologies entered into an agreement with Stone Canada, whereby Stone Canada committed to fund the design and construction of a 4 bbl per day demonstration facility in the Province of Alberta in exchange for the Canadian marketing and licensing rights to Synergy's proprietary Gas to Liquids technology.

C. Operating Lease - Effective September 1, 2000, the Company entereed into a five year non-cancelable lease which provided for monthly lease payments, including operating costs, of $17,309. Minimun future rental payments under this lease with remaining terms in excess of one year are as follows:

2001  207,708
2002  207,708
2003  207,708
2004  207,708

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

NOTE 9 - CONTINGENT AGREEMENTS WITH CERTAIN COMPANIES

The Company has entered into certain agreements which were contingent upon certain technology reaching commercial viability. The financial accounting effect of these agreements have not been recorded pending the outcome of the contingency, which subsequent to the quarter ended September 30, 2000, has been removed. A summary of the agreements with the various companies follows:

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

Syngen holds the rights to a proprietary and patented technology called "SYNGEN" which converts natural gas to synthesis gas. (See Carbon Resources Limited above, paragraph 6.) The shares of Syngen remain in trust with an escrow agent until the fulfillment of the terms and conditions of the agreements. Subsequent to the quarter ended September 30, 2000, Synergy and Laxarco agreed to the release of the Syngen shares from escrow.

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

During to the quarter ended September 30, 2000, the Company and Laxarco Holding Limited agreed to release from escrow the shares of the Company's common stock and shares of Syngen Technologies Limited. An escrow had been set up to hold 13,000,000 shares issued in the name of Laxarco Holding Limited and the shares of Syngen pursuant to various agreements involving the Company, Laxarco Holding and other entities and to assure each party that certain covenants and undertakings related to the development of the Technologies were completed. The Company and Laxarco Holding have determined that there is no further need for the respective shares of the Company and Syngen to be held in escrow due to the progress to date of such development. In addition, Laxarco has committed to the Company to continue to provide the technical personnel necessary to manage completion of the Technologies. Therefore, the Company's Board of Directors resolved to authorize and direct the release of 13,000,000 shares from escrow to Laxarco Holding Limited but only upon delivery to the Company of the outstanding shares of Syngen Technologies Limited and delivery of the written undertaking. The Company anticipates that it will formalize its agreement with Laxarco Holding by entering into amendments to the aforementioned agreements during the next thrty (30) days. Upon completion of these agreements Synergy, by way of 100% ownership in Syngen Technologies Limited will hold all the rights to a proprietary and patented technology called "SYNGEN".

The notes to these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

NOTE 10 - OTHER EVENTS

  During the quarter ended September 30, 2000, the Company announced that it had completed a $2.25 million convertible note financing led by Belle Haven Investments of Greenwich, Connecticut. Refer to Note 7 - "COMMON STOCK" above.

  On September 25, 2000, the Company along with its subsidiaries, Carbon Resources Limited and Lanisco Holdings Limited and also Capital Reserve Corporation, entered into an Amended and Restated Technology Transfer Agreement with Dr. Pierre Jorgensen. Dr. Jorgensen is the inventor of the CPJ Technology. The terms of the original acquisition of this technology provided Dr. Jorgensen with sixty-five percent of the royalties earned on the technology until he recieved an aggregate of $1 million US at shich time the rate would be reduced to thirty-five percent. Also, title to the technology was to remain in trust and not be delivered to the Company intil Dr. Jorgensen had reached the $1 million payout. The terms of this amended and restated agreement period Dr. Jorgensen with only five percent of the net proceeds realized from the licensing and/or sublicensing of the technology, along with 500,000 shares of common stock of the Company and 500,000 shares of common stock of Capital Reserve Corporation. Moreover, the title to the technology was immediately released to Lanisco Holding Limited.

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

The Company's business is the development and licensing of technologies related to the oil and gas industry. Capital from equity issues or borrowings or partnering with industry is necessary to fund the Company's future operations and technology development. Therefore the financial statements included in this report for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the Company's future operations.

Plan of Operation

The Company, as of September 30, 2000, had limited cash resources. The Company needs to raise additional funds to meet its cash requirements for the next twelve (12) months. The Company intends to raise such funds from the sale of equity securities through private placements, borrowings, government grants and partnering with industry in the development of its technologies.

The Company has advanced funds during the quarter ended September 30, 2000 to its subsidiaries, Carbon Resources Limited, Lanisco Holdings Limited, and Syngen Technologies Limited, to fund research and development on its patented and proprietary heavy oil upgrading technology known as the "CPJ Technology" and its patented and proprietary gas-to-liquids technology referred to as the "SYNGEN Technology". Syngen Technologies Limited will become a wholly-owned subsidiary of the Company upon the release from escrow of all of the outstanding shares of Syngen Technologies Limited. The amounts advanced were for (a) the design, development and marketing of a 1/2 barrel per day CJ unit in Calgary, Alberta to test client oils; and (b) the design, development and marketing of a 4 barrel per day demonstration facility in the Province of Alberta utilizing the SYNGEN Technology. See below "Results of Operations".

The Company completed installation of its 1/2 barrel per day CPJ Technology test unit in its laboratory in Calgary in the first quarter of 2000. In April 2000, it commenced testing heavy oil samples in the CPJ Technology test unit and commenced testing client samples after completing its own internal testing to optimize operating conditions. The Company expects that $500,000 will be expended by the end of March 2001 towards the operation and testing of the 1/2 barrel per day CPJ demonstration unit. The Company expects to receive one-half of such amount from its CPJ Technology joint venture partner.

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

The Company has completed the construction and installation of its 4 barrel per day SYNGEN demonstration plant. The plant is presently in commissioning and the Company will be conducting various tests of the demonstration plant throughout the current fiscal year. The Company will also build a Fischer-Tropsch system, which will be installed next to the SYNGEN demonstration plant to create a gas-to-liquids system. The Company and its funding partner, Stone Canyon Canada, expect to expend $1.9 million on the construction of the Fischer-Tropsch system and operation of the completed 4 barrel per day gas-to-liquids demonstration plant during the next twelve (12) months.

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

Liquidity

Cash flows from continued operations during the period ended September 30, 2000 and 1999 reflect new cash used of $(2,839,754) and $(163,100) respectively, while cash flows provided by investing activities for the same periods were $(52,679) and $(276,154) and cash flows provided by financing activities were $3,604,081 and $449,909, respectively.

At September 30, 2000 and 1999, the Company had working capital of $587,530 and $(984,590), respectively. The Company's working capital will decrease during fiscal year 2000, unless additional equity and/or debt financing is obtained. The Company hopes to obtain such financing and also hopes to receive funding from potential users of its technologies. If either of the foregoing are obtained, the Company believes it will have sufficient resources to meet its operating expenses for the next twelve months. The Company has recieved preliminary inquiries from possible funding sources, but no indication of commitment or firm interest has been recieved. Moreover, the Company has held preliminary discussions with potential users of its technologies, but none of such discussions have progressed to the point that it would be reasonable to conclude that funding from such potential users will occur prior to the end of the current fiscal year or during the next twelve (12) months.

Assets

As at September 30, 2000 the Company had total assets of $2,993,188 compared to total assets of $232,256 at September 30, 1999. This represents an increase of $2,760,862, which is attributable to an increase in cash due to deposits from a private placement conducted by the Company (see "Part II, Item 2. Changes in Securities") and an increase to accounts receiveable and the addition of a royalty reduction valued at $1,062,500. Total assets as at September 30, 2000 consist of $685,987 in cash, related party receivables of $563,435, other receivables of $472,204, prepaid expenses of $63,606, and office equipment net of accumulated depreciation of $9,330, of $45,456.

Results of Operations

As of the date of this filing the Company has limited sources of income. During the quarter ended September 30, 2000, the Company relied primarily upon the sale of securities to pay its operating expenses. See "Part II, Item 2. Changes in Securities" below. The Company also relied upon funds from its technology funding partners to pay for most of the research and development costs incurred during the nine (9) month period ended September 30, 2000. (See the last paragraph of this Section below). Management expects to earn some income from testing of heavy oil samples for clients, however the amount of the fees charged will be minimal as compared to the funds which will be required for the ongoing development of the Company's technologies.

The Company has a joint venture partner for the CPJ Technology who is obligated to fund $900,000 towards the development of the Technology to earn its fifty percent 50% interest therein. At the end of the quarter ended September 30, 2000, only $215,977 remained to fulfill the obligation and subsequent to such quarter end, the obligation was fully funded. The joint venture partner is committed to funding fifty percent (50%) of the ongoing development costs of the CPJ Technology after earning its fifty percent (50%) interest. The Company must be able to raise additional funds for development of both technologies by way of borrowings, equity financings, licensing agreements or joint ventures to continue to fund the development of its' technologies.

The Company's net operating loss for the nine (9) months ended September 30, 2000 of $2,570,933, as compared to the net operating loss for the nine (9) months ended September 30,1999 of $1,448,634 increased by 77.5% due to an increase in the Company's general and administrative expenses and amortization of charges related to stock option compensation granted in the first quarter of the year 2000 of $658,438 (see Note 7 to the Unaudited Financial Statements for the period ended September 30, 2000, included herewith). The Company had dry-well expenses in the first quarter of 1999 of $551,095 with no such expenses in the first quarter of this fiscal year. The Company's net loss from continuing operations during first nine (9) months of this fiscal year was $4,820,933, compared to a loss of $1,448,634 for the same period in the preceding year.

The Company's operating expenses for the nine (9) months ended September 30, 2000, were comprised of general and administrative expenses of $1,289,344, stock option compensation of 784,333 and technology development of $516,013 for a total of $2,589,780. While the Company's total expenses for the nine(9) months ended September 30, 2000, increased by 57% from the same period from the preceeding year, general and administrative expenses for the same periods increased by 149% due to increased personnel and investor relation activities.

The Company's present business does not generate sufficient revenues to cover its operating expenses. The Company may not be able to continue unless it can raise additional funds or source industry partners.

As of September 30, 2000, a total of $4,007,546, has been expended in the development of the Company's two proprietary and patented technologies by the Company, its subsidiaries and its joint venture partners. Of the total amount expended, Texas T Petroleum Ltd., the Company's joint venture partner in the CPJ technology has advanced $884,023 and $1,763,255, has been advanced by Stone Canyon Resources Ltd., a related corporation, for the SYNGEN technology, which amount includes a loan in the amount of $563,435 from the Company.

PART II

ITEM 1. LEGAL PROCEEDINGS

On Septmember 13, 2000, the Company, along with its subsidiary, Stone Canyon Resources, Inc., and Texas T Petroleum Ltd., Texas T Resources Inc., James and Victoria Wise, Stone Canyon Resources Ltd., Holladay Stock Transfer Inc., and certain individuals, entered into a Settlement Agreement with Bataa Oil, Inc., EMT Ltd., LLC, InterPro Property Corporation and certain other entities and persons. This Settlement Agreement was entered into to settle and dismiss with prejudice all claims brought by the respective parties in the cases pending in the District Court of Weld County, Colorado (case #99CV666), the District Court of Denver County, Colorado (Case 99CV3482 and 00-CV-1911), and the District Court of Boulder County (case # 00CV131). Pursuant to such Settlement Agreement, certain litigents disclaimed all rights to and interest in 411,842 shares of common stock of the Company.

As a result, all litigation involving the Company has been dismissed, except for certain claims and counter claims in the District Court of Denver County (case #99-CV3842) involving Richard and Anita Knight and Tedd and Mary Duncan. It is the Company's understanding that such litigants have dismissed their claims in such lawsuit against Texas T Petroleum Ltd. & Texas T Resources Inc.

The Company denies any wrongdoing alleged in this case and will strongly defend itself in these proceedings, as well as prosecute the claims it has against the remaining litigants. The Company paid no damages, attorneys fees or other remuneration or consideration, directly or indirectly, as a result of such Settlement Agreement.

ITEM 2. CHANGES IN SECURITIES

On January 19, 2000, the Company commenced a private placement of shares of its common stock pursuant to Regulation S promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (the "Securities Act"). During the period ended September 30, 2000, the Company accepted subscriptions to this offering for the sale of 100,000 shares at $1.00 per share. As at September 30, 2000, the subscribed for shares remained reserved for issue.

On May 25, 2000, the Company commenced a private placement of up to $2,250,000 of its convertible promissory notes (the "Notes"). The notes were convertible into units of the Company, with each unit comprised on one (1) share of common stock, a warrant to purchase an additional share of common stock at $8.00 per share (the "Units"). The Notes are convertible into the Units at the price of $3.00 per unit. The private placement was conducted pursuant to Regulation D promulgated by the SEC under the Securities Act and was offered only to accredited investors or others deemed appropriate by the Company.

During the quarter ended September 30, 2000, the Company had accepted subscriptions for all $2,250,000 of convertible promissory notes and, the private placement was fully subscribed and closed on July 26, 2000. The Company used the services of Belle Haven Investments L.P. and certain other individuals as selling agents for the private placement subsequent to the quarter ended September 30, 2000, the Company issued to Belle Haven a warrant to purchase up to 52,666 Units at the exercise price of $3.00 per Unit and also issued to other individuals warrants for an additional 32,000 Units for finders' fees in completing this private placement.

The proceeds from this private placement are being used by the Company in continuing development of the Company's two proprietary technologies.

On September 25, 2000, the Company agreed to issue to Dr. Pierre Jorgensen 500,000 shares in return for his agreement to reduce his royalty on the CPJ Technology from sixty-five percent to 5%. Such agreements were part of an Amended and Restated Technology Transfer Agreement entered into by the parties. The shares were valued at $1,062,500.

ITEM 4. OTHER INFORMATION

On September 25, 2000, the Company along with its wholly-owned subsidiary, Carbon Resources Limited, Lanisco Holdings Limited (which is a wholly-owned subsidiary of Carbon Resources Limited) and Capital Reserve Corporation, entered into an Amended and Restated Technology Transfer Agreement with Dr. Pierre Jorgensen. Dr. Jorgensen is the inventor of a heavey oil upgrading technology which the Company acquired through Lanisco Holdings Limited. The terms of the original acquisition of this technology provided Dr. Jorgensen with sixty-five percent of the royalties earned on the technology until he recieved an aggregate of $1 million US at which time the rate would be reduced to thirty-five percent. Also, title to the technology was to remain in trust and not be delivered to the Company intil Dr. Jorgensen had reached the $1 million payout. The terms of this amended and restated agreement period Dr. Jorgensen with only five percent of the net proceeds realized from the licensing and/or sublicensing of the technology, along with 500,000 shares of common stock of the Company and 500,000 shares of common stock of Capital Reserve Corporation. Moreover, the title to the technology was immediately released to Lanisco Holding Limited.

On August 29, 2000, the Company entered into a five (5) year written lease agreement for 8,413.9 square feet of office space and 4,363.6 square feet of laboratory space in Calgary, Alberta. In January 2000, the Company took possession of these premises pursuant to a written sublease agreement for such space. When the sub-lessor purchased the building in August 2000, the Company entered into the written lease agreement for the space. The Company pays approximately $8.00 US ($12.00 CDN) per square foot of office space, $20.00 US ($30.00 CDN) per square foot of laboratory space and operating costs of $4.16 per square foot, for a total annual obligation of $207,708 US ($311,734 CDN). The Company utilizes this space for its corporate headquarters, as well as siting and operating its 1/2 bbl/day demonstration unit utilizing its CPJ Technology.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits and Index of Exhibits - see Exhibit Index below.
  Reports on Form 8-K

During the quarter ended September 30, 2000, the Copmany elected Mr. Thomas Cooley to fill a vacancy on the Company's Board of Directors. Mr. Cooley is the director of the Company's Technical Development and a shareholder of Laxarco Holding Limited, which is the largest shareholder of the Company.

On July 25, 2000 the Registrant filed a report on Form 8-K for the purpose of reporting the appointment of a new Cheif Executive Officer, Mr. John Gradek, under Item 5 of such report, which was dated July 20, 2000.

Subsequent to the quarter ended September 30, 2000, the Registrant filed a report on Form 8-K for the purpose of reporting the addition of two (2) members to the Registrant's Board of Directors under Item 5 of such report, which was dated September 25, 2000. Effective September 26, 2000, Mr. Duane Baumert, a former Business Director with Union Carbide Corproation, was appointed to the Board of Directors. Effective September 27, 2000, Mr. James Nielson, a member of the Company's Advisory Board and the former President and Chief Executive Officer of Husky Oil Limited, was appointed to the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY TECHNOLOGIES CORPORATION
(Registrant)

Date: November 10, 2000

By: _/s/ CAMERON HAWORTH______
Name: Cameron Haworth
Title: President

By:_/s/ JACQUELINE DANFORTH_____
Name: Jacqueline Danforth
Title: Secretary-Treasurer

EXHIBIT INDEX

Regulation S-B Item 601 Exhibit Number	Description	Filed
3 (i)	Articles of Incorporation	Incorporated by Reference to Exhibit 3(i) to the Registrant's Registration Statement on Form SB-2 filed on October 13, 2000
3 (ii)	Bylaws	Incorporated by Reference to Exhibit 3(ii) to the Registrant's Registration Statement on Form SB-2 filed on October 13, 2000
4	Stock Specimen	Incorporated by Reference to Exhibit 4 to the Registrant's Registration Statement on Form SB-2 filed on October 13, 2000
10.1	Amended and Restated Technology Transfer Agreement dated September 25, 2000, by and amoung the REgistrant, Dr. Pierre Jorgensen, Lanisco Holdings Limited and Capital Reserve Corporation	Incorporated by Reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 filed on October 13, 2000
10.2	Lease Agreement dated September 1, 2000, by and between the Registrant and Capital Reserve Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 filed on October 13, 2000
10.3	Executive Employment Agreements by and between the Registrant and John Gradek dated August 15, 2000	Filed Herewith
27	Financial Data Schedule	Filed Herewith