Form 10KSB
period 2000-12-31
SYNERGY TECHNOLOGIES CORP
filed 2001-04-02
CIK 1080634

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

_ TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 02-26721

SYNERGY TECHNOLOGIES CORPORATION

(Name of small business issuer in its charter)
COLORADO (State or other jurisdiction of incorporation or organization)	84-1379164 (I.R.S. Employer Identification No.)

335-25 STREET, S.E.,

CALGARY, ALBERTA, CANADA T2A 7H8

Telephone: (403) 269-2274

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
________________None______________ __________________________________	____________________________________ ____________________________________

Securities registered under Section 12(g) of the Exchange Act:

50,000,000 shares of Common Stock, par value $0.002USD

(Title of class)

____________________________________________________________________________________________

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X______Yes __________No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

State issuer's revenues for its most recent fiscal year: $31,443USD

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$11,994,757 as of March 20, 2001

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. _____Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,546,664

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Description and Development of Business

On February 10, 1997, Synergy Technologies Corporation, a Colorado corporation, was incorporated under the laws of the State of Colorado, under the name of Automated Transfer Systems Corporation.

Synergy was incorporated for the business of providing ATM customers with a solution for automated teller machine and electronic transfer processing but was unsuccessful in its research and development. As of October, 1997, Synergy had no operations.

On November 24, 1997, Synergy filed with the State of Colorado Secretary of State, Articles of Exchange with Stone Canyon Resources, Inc., a Colorado corporation, whereby Synergy acquired 100% of the outstanding shares of common stock of Stone Canyon Colorado, in exchange for 2,901,007 shares of common stock of Synergy, exchanged on a one share for one share basis. Synergy, at that time, also issued an additional 4,539,162 shares of its common stock to convert $453,916USD of Stone Canyon Colorado's debt into equity.

On February 12, 1999, Synergy filed a Certificate of Amendment with the Department of State of the State of Colorado changing its name from Automated Transfer Systems Corporation to Synergy Technologies Corporation. The name change was accepted by the State of Colorado on March 2, 1999.

Through a series of transactions, acquisitions and contracts, commencing in May 1998, we were able to acquire the rights to two unrelated patented technologies that each have applications in the oil and gas industry. The characteristics, attributes and potential of these two technologies are discussed below under the heading "Technologies".

Synergy Technologies Corporation is developing and commercializing these two proprietary and patented processes that it hopes will change the way the world develops oil and gas. Synergy is presently a development stage company with no revenues and substantial debt. Our technologies have not yet been proven to be commercially viable. Synergy intends petrochemical applications of its SynGen process to be commercially available in less than one year. Synergy also expects to commence in the year 2001 detailed engineering of a commercial heavy oil upgrading plant based on its other technology. There are no guarantees that Synergy will be able to achieve commercial viability of either technology in this time frame or that commercial viability will ever be achieved.

Synergy's first technology, a "gas-to-liquids" system, is a two step process that converts natural gas into diesel fuel and other fuels. The first step of Synergy's gas-to-liquids system, referred to as "SynGen", converts natural gas into synthetic gas. Production of synthesis gas by the SynGen process then leads to the production of super-clean, low emissions synthetic fuels. The types of synthetic fuels that are produced are diesel, jet fuel and naphtha. Synergy believes the cost savings of its gas-to-liquids system creates an attractive option to other commercial applications. (See "DESCRIPTION OF BUSINESS - Technologies" for a more detailed description of how our technologies work.)

The SynGen process can also be used to produce hydrogen and other gases for use in the petrochemical industry. The SynGen process is also expected to have applications in the fuel cell industry by producing hydrogen rich fuel for fuel cells.

Synergy's other technology, which we call "CPJ", is a heavy oil upgrading technology that we expect will significantly reduce the costs of upgrading heavy crude oil. The cost savings, which are estimated to be between 50% and 70% of the total cost of competing technologies or processes, will be derived from reduced capital cost for building an upgrading facility using a process that is far less complex than current competing technologies. It is also based on the fact that upgraded oil is light enough to be transported in conventional pipelines. This avoids the costs of dilution product or thermal viscosity reduction. Also, the heavy oil upgrading technology creates more valuable liquids containing large amounts of gasoline, jet fuel and diesel, which are more profitable and easier to refine.

Synergy is working toward the commercialization of both of these technologies and presently has two operating pilot plants: (1) a SynGen reactor for the conversion of natural gas into synthetic gas; and (2) a one-half barrel per day heavy oil upgrader. We are completing field trials on our SynGen reactor which we expect will lead to commercialization of the SynGen process. Results from testing of the heavy oil upgrader indicate that the next stage of development will be the construction of a commercial CPJ unit. We will be required to raise substantial capital for the next stage of development of these two proprietary technologies. There can be no assurance that we will be able to raise the required funds.

Synergy's principal executive offices are located at 335-25th Street S.E., Calgary, Alberta T2A 7H8 and the telephone number at that location is (403) 269-2274. As used in this filing, the terms "we", "us" and "our", mean Synergy Technologies Corporation, a Colorado corporation, and its subsidiaries and predecessors, unless the context indicates otherwise.

Subsidiary of Synergy and Affiliated Companies

We currently have one wholly-owned subsidiary, and own 50% of a second corporation, which owns the CPJ technology. Details of these corporations are discussed below due to the fact that most of our operations and value are in these corporations.

--Syngen Technologies Limited

Syngen Technologies Limited is a Cyprus corporation and a wholly-owned subsidiary of Synergy. Syngen Technologies Limited directly owns the rights to our gas-to-liquids technologies, which are comprised of our patented "SynGen" reactor that converts natural gas into synthetic gas and a licensed catalyst that converts synthetic gas into liquid fuels, such as diesel, jet fuel and naphtha, from which gasoline is produced. Syngen Technologies Limited was formed for the purpose of developing and commercializing these technologies.

-Carbon Resources Limited

Carbon Resources Limited is a Cyprus corporation and currently is owned equally by Synergy and its heavy oil upgrading technology partner, Texas T Petroleum Ltd. The business purpose of Carbon Resources is to own, develop and commercialize the CPJ heavy oil upgrading system. In order to develop the CPJ technology, Synergy needed to raise funds to pay for construction of a pilot plant, an independent expert study of the CPJ system and numerous other costs associated with the development of a new technology. Under two agreements entered into on January 8, 1999 and June 26, 1999, respectively, between Synergy and Texas T. Petroleum Ltd., Texas T Petroleum was granted the right to acquire 50% of the shares of Carbon Resources Limited (and thereby acquire a 50% interest in the CPJ technology), in exchange for the payment to Synergy of $100,000USD to acquire an option on the technology, aggregate expenditures of $1,000,000USD towards development of the technology and the issuance of 2,000,000 units of the common stock of Texas T Petroleum, each unit consisting of one common share and one share purchase warrant. Synergy expended the $100,000USD option price in January 1999 to acquire a further 1,000,000 units of Texas T Petroleum at a deemed price of $0.10USD per share and registered these shares in the name of Lanisco Holdings Limited. Texas T Petroleum completed the funding of cash and provided the securities by October 20, 2000 and received 50% of the outstanding shares of Carbon Resources on December 12, 2000.

-Texas T Petroleum Ltd. - CPJ Technology Partner

As discussed above, Texas T Petroleum is an equal partner with Synergy in the CPJ Technology. Texas T Petroleum is a private, Colorado corporation. Synergy owns 2,000,000 units of Texas T Petroleum, which are comprised of 2,000,000 shares of common stock of Texas T Petroleum and warrants to purchase an additional 2,000,000 shares of common stock at $1.00USD per share. Synergy's stockholding of 2,000,000 shares of Texas T Petroleum is equal to approximately 9.1% of its issued and outstanding shares. As discussed below under the heading "Technologies", Texas T Petroleum and Synergy have agreed to manage the CPJ technology through a seven-person management committee consisting of two representatives from Synergy, two representatives from Texas T Petroleum, two representatives from Synergy's largest shareholder, Laxarco Holding Limited, and the inventor of the CPJ technology, Dr. Pierre Jorgensen.

Other Requested Information

(1)-(3) Principal Services and their Markets; Distribution Methods; Statutes of Publicly Announced Products.

We are at the commercialization stage in the development of our CPJ technology and are looking to establish our first project for a commercial CPJ plant. We expect that the first project will take place in North America. Although we have received interest from a number of companies regarding this technology, we have yet to enter into an agreement for a project.

We are in the commissioning stage of our pilot plant that utilizes our SynGen technology, which means we are verifying that the plant meets its design expectations. Upon completion of commissioning we shall have our first commercial application of this technology, which will be the generation of hydrogen rich fuel for fuel cell power generators.

We are also currently working on the development of further applications based on this technology. One of such applications is a gas-to-liquids system, which incorporates the SynGen process and a proven catalyst that converts the synthetic gas produced by the SynGen process into synthetic fuels, such as diesel, jet fuel and naphtha.

Other applications of this technology are expected to be developed following installation of our first commercial SynGen units for fuel cells and our first commercial gas-to-liquids system using SynGen technology and our proprietary catalyst.

(4) Competitive Conditions. The development of gas-to-liquids technology is highly competitive. Several major integrated oil companies, including Royal Dutch/Shell, Exxon Corporation and Sasol Ltd., as well as several smaller specialty gas-to-liquids companies, have developed or are developing competing technologies. Each of these companies have significantly more financial and other resources than Synergy to spend on developing, promoting and building plants utilizing their technology.

The only known competition for the CPJ upgrader at this time is conventional refinery technology. There are also other upgrading technologies under development which, if they are successful and if they can match the operating and construction costs of CPJ, could compete with CPJ.

(5) Sources of Raw Materials and Names of Principal Suppliers. Not applicable.

(6) Dependence on a Single Customer or a Few Customers. None. We have no customers at this time.

(7) Patents and Royalty Agreements. Synergy, through its subsidiaries, has the following patents and patent applications on file in regards to its technologies (all of which have been assigned to one of its subsidiaries):

(a) Patents Related to the SynGen Process

1. French Patent No. 2768424: A CZERNICHOWSKI, P. CZERNICHOWSKI. "Electrically assisted partial oxidation of light hydrocarbons by oxygen". This patent was issued on March 19, 1999.

2. French Patent No. 2758317: A CZERNICHOWSKI, P. CZERNICHOWSKI. "Conversion of hydrocarbons assisted by gliding electric arcs in the presence of water vapor and/or carbon dioxide". This patent was issued on September 17, 1999.

3. French Patent No. 2786409: "Device with Plasma from Mobile Electric Discharges and its Applications to Convert Carbon Matter." This patent was issued on June 2, 2000.

4. USA Patent No. 5,993,761: A CZERNICHOWSKI, P. CZERNICHOWSKI, "Conversion of hydrocarbons assisted by gliding electric arcs in the presence of water vapor and/or carbon dioxide". This patent was issued on November 30, 1999.

5. USA Patent No. 6,007,742: A CZERNICHOWSKI, P. CZERNICHOWSKI, "Electrically assisted partial oxidation of light hydrocarbons by oxygen". This patent was issued on December 28, 1999.

6. Eurasian Patent No. 001114: "A Hydrocarbon Conversion Process and a Device for Hydrocarbon Conversion". This patent was issued on July 7, 2000.

(b) Patent Related to the CPJ Process

French Patent No. 2785289: P JORGENSEN "Deep Conversion Combining the Demetallization and the Conversion of Crude, Residues or Heavy Oils into Light Liquids with Pure or Impure Oxigenated Compounds." This patent was issued on May 5, 2000.

(c) Patent Application Related to the CPJ Process

U.S. Patent Application No. 09/405,934: "Deep Conversion Combining the Demetallization and the Conversion of Crude, Residues or Heavy Oils into Light Liquids with Pure or Impure Oxigenated Compounds." Filing date: September 27, 1999. A Patent Application was also filed under the International Patent Cooperation Treaty on October 7, 1999, PCT/US99/23325.

(d) Royalty Agreements

Synergy and Carbon Resources are parties to an agreement with the inventor of the CPJ technology, Dr. Pierre Jorgensen, whereby 5% of the net revenues earned from the CPJ technology will be paid to Dr. Jorgensen as a royalty fee in consideration of acquiring the technology from Dr. Jorgensen.

(8) - (9) Need for Governmental Approval; Government Regulations. At this time we are unaware of any governmental laws, rules or regulations that are applicable to our operations or those of our subsidiaries. We are aware that in order to commence construction and operation of demonstration plants for the technologies in the Province of Alberta, Canada, certain approvals from the Alberta Energy Utility Board and other Alberta regulatory bodies will be necessary. Synergy expects that should it determine to construct the plants in any jurisdiction that there will be governmental laws, rules or regulations with which Synergy must comply.

(10) Synergy Sponsored Technology Development.

The amount reported as Technology Development on the Company's Consolidated Statements of Operations for the cumulative period from November 7, 1996 (Date of Inception) to December 31, 2000 reflects expenditures on the development of Synergy's two patented and proprietary technologies, net of certain development costs expended by and/or charged to two development partners:

(a) During the fiscal year ended December 31, 1999, Synergy, its wholly owned subsidiary, Syngen Technologies Limited, and technology development partner, Stone Canyon Resources Ltd., a private Alberta corporation, collectively expended $746,283USD in the development of the SynGen gas-to-liquids technology. During fiscal year 2000 through December 31, 2000, Synergy, Syngen Technologies Limited and Stone Canyon Resources Ltd. spent $1,611,332USD on the development of this technology. The amount reported as Technology Development on the Company's Consolidated Statements of Operations from inception to date includes $1,354,252USD expended by Synergy and Syngen Technologies Limited to December 31, 2000, but does not include expenditures of $646,406USD contributed to fiscal year end by Stone Canyon Resources Ltd. as detailed in this paragraph.

(b) During the fiscal year ended December 31, 1999, Synergy, Carbon Resources Limited, a wholly owned subsidiary up to November 1, 2000 and 50% owned subsidiary thereafter, and joint development partner, Texas T Petroleum Ltd., spent $454,839USD in the further development of the CPJ heavy oil upgrading technology. During the fiscal year 2000, Synergy, Carbon Resources Limited and joint development partner, Texas T Petroleum Ltd. spent $474,251USD on the development of this technology. The amount reported as Technology Development on the Company's Consolidated Statements of Operations includes $892,960USD expended by Carbon Resources up to November 1, 2000. Thereafter the financial statements reflect Synergy's 50% interest in the total operations of Carbon Resources, which amount is not included in the technology development expenditures and will not reflect total annual expenditures as detailed in this paragraph.

(11) Costs and Effects of Compliance with Environmental Laws. Synergy has incurred no costs associated with compliance with any environmental laws in connection with the construction or operation of any of its plants.

(12) Number of Total Employees and Number of Full-Time Employees. Currently we have 21 employees, 15 of which are full-time employees.

Technologies

Synergy has acquired and developed two new and promising technologies that can help meet particular challenges facing the energy industry. These challenges include the supply of products and very stringent emission specifications required for diesel, gasoline and other fuels. Firstly, Synergy offers a unique gas-to-liquids process for license that converts stranded natural gas reserves to clean burning fuels free of sulfur and aromatics. Secondly, Synergy is completing the development of a heavy oil upgrading process that can economically convert bitumen and/or heavy oil reserves to lighter, more valuable and more easily refineable synthetic crude oils. "Bitumen" is the heaviest type of heavy oil and does not flow in its naturally occurring state.

SynGen

The hallmark of the first process of converting natural gas into clean burning fuels is a low cost route to synthesis gas compared to conventional partial oxidation or steam reforming. SynGen is a cold plasma technique of passing a natural gas combined with an oxidant through an electric discharge to promote the partial oxidation of the natural gas, resulting in the production of the synthesis gas.

With the addition of electric energy (and optionally steam and/or carbon dioxide), the synthesis gas of a desired composition can be easily obtained from almost any natural gas feedstock. In addition, any oxidant can be used from air up to and including pure oxygen.

Synergy has constructed a SynGen demonstration unit and installed it next to a gas plant owned by an unaffiliated company and located about 200 kilometers east of Calgary. This unit will facilitate demonstration of the various applications for SynGen: synthesis gas for gas-to-liquids applications, synthesis gas for petrochemical applications, and hydrogen rich fuel for stationary fuel cell applications. A process referred to as "commissioning" of this plant began in May 2000 and we anticipate that it will be completed by May 2001. At that point, SynGen should be ready for commercial type sale and uses.

Electrically assisted synthesis gas production from natural gas in a SynGen reactor is based upon the gliding arc principle called GlidArc. GlidArc is based upon a plasma physics principle that has been known since the early 1900's. It is the method by which natural gas or other fossil fuels in the presence of oxygen are passed through a special electrical discharge called cold plasma. Through the special technique of producing the cold plasma called GlidArc, the plasma is generated between the electrodes such that the point to point contact from one electrode to another continuously moves from one end to the other end of the electrodes and is therefore not stationary. In SynGen, we use the GlidArc principle by immersing at least two diverging knife shaped electrodes into a fast flow of feed gas, which could be natural gas fed into a reactor. A high voltage and relatively low current discharge is generated across the fast gas flow between the electrodes. The electric discharge forms at the closest point, spreads along the knife-edges of the electrodes and disappears. Another discharge immediately re-forms at the initial spot. The path of the discharge is determined by geometry of the electrodes, flow conditions, and characteristics of the power supply. The discharge performs its own maintenance on the electrodes, preventing chemical corrosion and erosion. The electrodes are made from stainless steel, nickel or sometimes carbon steel and do not need to be cooled so the electric energy is directly and totally transferred to the processed gas.

SynGen reactors can be easily sized and modularized. Utilizing powerful multi-electrode configurations, they are relatively inexpensive and easily controllable. They can be easily upscaled for the large reactors required for gas-to-liquids plants or downscaled to suit onboard fuel cell applications. SynGen reactors can be installed in either the horizontal or vertical configuration. A relatively small increase in inlet feed gas temperature allows for better integration of the SynGen process into industrial processes as a whole. The technology does not require noble materials but rather utilizes classical steels. The electric power supply of the SynGen reactors is non-sophisticated and is therefore operator friendly.

Gas-to-Liquids and Fischer-Tropsch

Once the natural gas has been converted into synthetic gas, a Fischer-Tropsch reaction is used to convert the synthetic gas into synthetic diesel and naphtha, which refineries use to make gasoline. The Fischer-Tropsch process was used by Germany during World War II to produce fuels and has been commercially employed by Russia and South Africa for the past 50 years. The Russians used synthetic gas produced from natural gas in their reactors from 1952 onward. What is unique about Synergy's Fischer-Tropsch technology is the use of a proprietary catalyst that limits the carbon chain growth of the liquid fuels. Whereas other players in the gas-to-liquids field produce wax and then "hydrocrack" back to naphtha/diesel, Synergy directly produces about a 70-diesel/30-naphtha mix from its reactors, eliminating the necessity for refining units. "Hydrocracking" is a high pressure catalytic process by which an oil feedstock in the presence of hydrogen gas is converted to gasoline diesel products. Use of our catalyst results in not only savings in capital costs and operating costs, but also results in a much simpler plant, which is very important for remote locations where most of the world's stranded gas reserves are found.

Regulatory bodies in both the European Union and the United States are demanding that sulfur levels be drastically reduced in both gasoline and diesel. For example, the California Energy Commission has identified gas-to-liquids fuels as an opportunity in California to reduce emissions by using these fuels as a blend with conventional petroleum diesel fuels or using them as an alternative fuel to conventional diesel. These policies are quickly bringing gas-to-liquids products to the forefront of energy-related issues. Most of these plants will be outside North America as they require cheap natural gas, however, their products will be extremely valuable in helping refiners and marketers worldwide meet the fuel demands while also meeting the new regulations.

Commercialization

Synergy intends to market the SynGen technology in a number of ways: (a) as a process by which natural gas can be converted to hydrogen for the purpose of providing the fuel for fuel cell plants; (b) as a process by which natural gas can be converted into synthetic gas for the purpose of then being converted into liquid fuels via our proprietary Fischer-Tropsch catalyst; (c) as a process by which natural gas can be converted into synthetic gas for the purpose of production of petrochemicals, such as methanol and other alcohols.

Synergy presently anticipates that it will license the SynGen technology for fuel cell applications in exchange for licensing fees and royalties. A similar plan is intended for petrochemical applications. With regards to the production of liquid fuels, Synergy may take equity positions in gas-to-liquid plants in areas that the natural gas provided to such plants is free or at a very low cost. In other circumstances, Synergy would provide a license to this technology in exchange for licensing fees and royalties. Synergy currently has not entered into any definitive agreements to build a gas-to-liquids plant or license the SynGen technology to other companies. Synergy anticipates that it will sometime during fiscal year 2001 enter into an agreement for the first commercial application of SynGen.

CPJ Process

Synergy Technologies, through a foreign corporation jointly owned with Texas T Petroleum Ltd., a Colorado corporation, has acquired and tested a new technology for upgrading heavy petroleum streams to more valuable higher "API gravity" oils. "API gravity" is an index of oil characteristics developed by the American Petroleum Institute. Generally speaking, the higher the API gravity, the lighter the oil. The process, called CPJ after its inventor, Dr. Pierre Jorgensen, can be applied at the point of production to the upgrading of bitumen and heavy oils as well as other oils that are by-products of refinery processes. Developed in France, a French patent has been granted on this technology and patent applications in the United States and appropriate international jurisdictions are pending.

The CPJ process is a unique process that has been run on refinery streams and Alberta bitumen/heavy oils as low as 7.5 API gravity and has produced 30 plus API gravity synthetic crude oil. With liquid volume yields exceeding 90% of the original source of heavy oil, the CPJ process uses no hydrogen and no catalyst. This is significant since other conventional methods of upgrading are known in the industry to have yields of no more than 70% to 80% volume. This means that the amount of synthetic crude oil upgraded by CPJ is 12% to 30% greater than the amount upgraded by conventional processes. The CPJ process has the additional advantage of allowing the operator to adjust process conditions to optimize the content of heavy gas oils that require extensive refining as opposed to gasoline, light fuel oils, jet fuel, kerosene and diesel in the synthetic crude oils to suit the refiner.

Heavy Oil

Crude oils can be thought of as bitumen in the 5 to 10 API gravity range and heavy oil in the 10 to 20 API gravity range. Refinery atmospheric tower bottoms and/or vacuum tower bottoms also fall into these categories. These petroleum streams all have one thing in common: huge molecules having molecular weights often in excess of 2,000, as compared to gasoline which has a molecular weight of approximately 150 and light crude oil which has a molecular weight of approximately 400. In order to convert these streams to lighter, more desirable petroleum fractions, these huge molecules must be broken. The manner in which these molecules are broken dictates not only the yields but also the amount of soot and accompanying gas produced. Conventional processes usually result in low yields of approximately 70%, meaning that the resulting amount of synthetic crude oil is equal to 70% of the heavy oil feed stock by liquid volume. Conventional processes also produce a large amount of soot and accompanying gas.

There are huge reserves of bitumen/heavy oil in the world. The decline of light crude reserves along with the increasing world demand have led analysts to believe that the use of bitumen reserves must increase. The world consumption of crude oil is expected to increase from 75 to 100 million barrels per day. Bitumen/heavy oil production will have to fill much of this demand. However, their high viscosity and the temperature at which they are capable of flowing through a pipeline makes them difficult and expensive to produce. In addition, they have an inordinately high content of asphalt like materials which are less desirable refinery feed stocks. Therefore, in order to maximize the use of this abundant resource, the bitumen/heavy oil must be upgraded near its place of production into a lighter, more desirable synthetic crude oil. Upgrading facilities ranging in capacity from 5,000 to 25,000 barrels per day appear to fit the requirement of most producers.

Principle of the Technology

The underlying principle of the CPJ process is to apply an instantaneous thermal shock to the bitumen molecule using superheated steam. The bitumen/heavy oil feedstock is preheated to near its thermal cracking point and contacted with superheated steam in a proprietary injector where most of the reaction takes place. Contact time is a matter of seconds. The hot reactants then are allowed to "stabilize" in a soaker vessel with adequate void space to achieve a minimum residence time. Soaker effluent is then flashed through the control valve to a separator where the heaviest product stream is drawn off and used as fuel. The overhead from this separator is cooled and flowed to another flash tank where the vacuum gas oil fraction is drawn off and pumped back to the reactor for additional upgrading. The overhead stream is further cooled and condensed water is drawn off and the upgraded synthetic crude is pumped to tankage. The CPJ process does not require vacuum separation.

The uniqueness of the CPJ process is threefold. First, it can produce synthetic crude oil yields from the feed stock in excess of 90% by liquid volume with the gasoline, diesel, and gas oil ratios adjusted to suit the refiner. Secondly, the nature of the process is to cause the huge molecules to break almost in half producing very little soot and gas. Thirdly, the CPJ process requires no catalyst or hydrogen.

Results

The CPJ process offers great flexibility to produce a synthetic crude oil composition to suit the needs of refineries. Analysis of samples from test runs on the one-half barrel per day CPJ pilot unit located in our Calgary facility, including process water and gas, was performed by the National Center for Upgrading Technology located near Edmonton, Alberta. A full analysis of all synthetic crude oil products produced from the test run, including a by-product known as pitch, was performed. Mass balances, which are a scientific calculation to show the composition of total ingoing product versus the composition of total produced products, showed that not only is the carbon/hydrogen ratio increased in the synthetic crude oil relative to the heavy oil, but also that the hydrogen content is increased some 10% by the CPJ process. An increase in hydrogen content results in the production of a lighter synthetic crude oil.

We undertook two tests runs on the CPJ process with a heavy crude oil to make two lighter crude oils for analysis. The tests were undertaken to demonstrate the flexibility of the process to produce different synthetic crude oil compositions. The samples from the test runs were sent to the National Center for Upgrading Technology for analysis. The analysis compared a sample of Lloydminster Alberta 13 API gravity heavy crude oil to two different synthetic crude oils produced by the CPJ process from the same 13 API gravity heavy crude oil. The first case produced a synthetic crude oil with a 27.2 API gravity and the second case produced a synthetic crude oil with a 31.3 API gravity. In the second case we recycled the products through CPJ for a longer period of time with the intent to produce the higher API gravity synthetic crude oil. The tests results demonstrated that the CPJ process can change the composition of heavy crude oils to produce lighter synthetic crude oils and also demonstrated that the end composition of the products can be changed to meet specific requirements of refiners.

Refinery Applications

The CPJ Process is a unique thermally driven process that converts high boiling petroleum fractions into lighter, more desirable fractions with liquid volume yields in excess of 90%. There are three general ways of using the process. First, bitumen and heavy crudes taken from the tank farm can be upgraded from a 7.5 to 15 API to a 25 to 35 API to suit the refiner. Secondly, the atmospheric heaviest stream from the refinery crude oil can be fed to the CPJ Process. The upgraded oil can then be given back to the refiner as feed to the same atmospheric tower or another unit as it suits the refiner. Thirdly, the heaviest vacuum stream can be fed to the CPJ Process. Again, the synthetic crude oil can be sent back to its crude unit of origin or to another.

Field Upgrading

Synergy believes that the CPJ process has a lot to offer the producer as a field upgrader. First, it is believed, based on observations from our one-half barrel per day plant, that CPJ's capital costs and operating costs are low enough to justify its use even for relatively low production rates. Secondly, the process can be easily scaled to suit the application. Field units in the 3,000-5,000 barrel per day capacity range should be attractive as well as units in the 20,000 barrel per day plus range. As CPJ is steam driven, it integrates very well with a typical bitumen production process such as steam assisted gravity drainage ("SAGD"). The recycle streams of the CPJ process are easily adjusted to not only produce the desired synthetic crude oil but also to produce the internal fuel demand of the overall production/upgrading facility.

Although not on the scale of Alberta or Venezuela, the US is blessed with large deposits of bitumen and even tar sands. CPJ can make it possible to monetize these reserves. As crude supplies become tighter, these deposits could become crucial to the US national interest.

Economics

Capital costs for a nominal 5,000 barrel per day (feed) CPJ facility have been estimated to be in the $5,000USD per barrel range, or in other words, $25,000,000USD total capital cost. Costs are for a site that has no pre-existing infrastructure or improvements, but subject to the chemical composition of the feed heavy oil, location of the plant and other factors. The heaviest product is nominally more than enough to supply the fuel requirement to operate a CPJ process unit and, coupled with the light gases also produced in the process, can be a source of export fuel to a steam assisted gravity drainage (SAGD) or other bitumen/heavy oil production technique. Operating costs, which include labor, maintenance and power ($0.05USD/KWH) are in the $1.04USD/per barrel range. Both capital costs and operating costs can be reduced by combining the CPJ process with other process units in a refinery or a bitumen/heavy oil production facility such as a SAGD site.

Management of CPJ

As a joint owner of Carbon Resources, Synergy has agreed with its equal partner, Texas T Petroleum, to manage the development and commercialization of the CPJ technology through a seven-person management committee. Synergy and Texas T Petroleum are also in the process of drafting a shareholders agreement whereby ownership of all of the shares of Carbon Resources shall be governed. The management committee has appointed Mr. Thomas E. Cooley to be its managing director, who has the responsibility and authority to manage the day-to-day operations of the CPJ technology. Mr. Cooley is the Chief Executive Officer and a member of the Board of Directors of Synergy, its Director of Technology Development and the President of Carbon Resources.

The members of the CPJ management committee are two representatives of Synergy, two representatives of Texas T Petroleum, two representatives of Synergy's largest shareholder, Laxarco Holding, and Dr. Pierre Jorgensen, the inventor of the CPJ technology. Mr. Cooley is a shareholder of Laxarco Holding and serves as one of Laxarco Holding's representatives on the management committee.

Commercialization

Synergy expects that commercialization of the CPJ technology will provide Carbon Resources with opportunities to build and jointly own heavy oil upgrading plants. Synergy and its partner, Texas T Petroleum, expect that Carbon Resources will enter into the first joint venture agreement for such a facility, from which Carbon Resources will share in the profits from the sale of heavy oil upgraded to synthetic crude oil at roughly the same price as regular light crude oil.

Synergy also expects that Carbon Resources will be able to collect technology transfer fees for the CPJ technology from oil companies that own heavy oil reserves and wish to upgrade their product to lighter crude oils to take advantage of the cost differential between heavy oil and light oil. Carbon Resources has received indications that oil refineries are also interested in this technology to assist them in the handling of heavy oil sold to them and to acquire greater amounts of the lower cost heavy oil. Carbon Resources currently has not entered into any definitive agreements to build any CPJ plants or license the CPJ technology to other companies. Synergy anticipates that during fiscal year 2001 Carbon Resources will enter into an agreement to build a CPJ plant.

The cost of a nominal 5,000 barrel per day CPJ plant is expected to cost approximately $25,000,000USD. However, this cannot be guaranteed due to the fact that factors such as the chemical composition of the feed heavy oil, location of the plant, the cost of transporting or delivery of the processed synthetic crude oil and the acquisition cost of the heavy oil to be upgraded. Funding for a CPJ plant will have to be provided by joint venture contributions, bank loans or other outside sources. Synergy cannot be assured at this time that adequate financing sources will be available to Carbon Resources to build a CPJ plant.

Synergy cannot guarantee the amount of royalties that Carbon Resources will be able to charge companies that wish to use the CPJ technology. Carbon Resources presently projects a royalty rate of approximately $1.25USD per barrel of synthetic crude, based on a price differential of $8.50USD between heavy crude oil and light crude oil. Synergy also expects that Carbon Resources will charge technology transfer fees in an amount to be determined.

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Plants and Other Property

Synergy's property holdings are as follows:

(1) 335 - 25th Street, S.E., Calgary, Alberta, Canada T2A 7H8

Synergy leases office space and laboratory space located at this property from Capital Reserve Corporation at the combined rate of $20,314USD per month including operating expenses pursuant to a written, five year lease agreement. A portion of this monthly rent is billed to Synergy's 50% owned subsidiary, Carbon Resources. Synergy leases 8,287 square feet of office space at the rate of $8.00USD per square foot per annum plus operating expenses and 4,394 square feet of laboratory space at the rate of $20.00USD per square foot per annum plus operating expenses. These facilities serve as headquarters and laboratory space for its research and development activities on its technologies.

(2) 5215 Spanish Oak, Houston, Texas 77066

This space is made available to Synergy in connection with its consulting agreements with GlidArc Technologies.

(3) 8 Bellevue Road, London, England SW177EG

This space is made available to Synergy in connection with its consulting agreements with Dow's Port Technical Services.

ITEM 3. LEGAL PROCEEDINGS

Mr. John Gradek

On February 27, 2001, Synergy received a claim of damages from its former Chief Executive Officer, Mr. John Gradek, for an alleged breach of contract. This claim has been submitted to the International Center for Dispute Resolution of the American Arbitration Association and will arbitrated in Calgary, Alberta. On December 22, 2000, the Board of Directors of Synergy resolved that actions taken by Mr. Gradek amounted to "cause" under his employment agreement and that he was to be terminated without further compensation. Mr. Gradek claims that his termination as CEO of Synergy should have been without cause. As a result, he asserts that he is owed his monthly salary of $10,000USD for 32 months, plus paid vacation days and attorney fees of up to $80,000USD.

Synergy asserts that Mr. Gradek's termination was for cause as he had breached his duties and responsibilities under his employment contract, had made false and defamatory statements and had damaged the reputation or standing of Synergy. Management of Synergy refutes all of Mr. Gradek's allegations in this case and will vigorously defend itself in this arbitration proceeding.

Duncan and Knights

In 1996, Synergy's subsidiary, Stone Canyon Resources, Inc., purchased interests in certain of the leasehold properties from Bataa Oil, Inc. and other individuals and entities. At the time, Stone Canyon Resources was not affiliated with Synergy. The acquisition costs and development costs associated with such interests was $458,080. Stone Canyon Resources Inc. also issued a total of 1,700,000 shares of its common stock to its founding shareholders including 63,910 shares to Richard and Anita Knight as part of the consideration for such properties. These shares were later exchanged for shares of Synergy as part of the share exchange agreement in 1997 between Synergy and Stone Canyon Resources pursuant to which Stone Canyon became a wholly-owned subsidiary of Synergy.

Synergy contends that Bataa represented that the price for these properties was set as the price paid by Bataa for the same. Synergy has since learned that Bataa's cost for these properties were far less than the amount charged by Bataa. Synergy has questioned the form of legal title taken for the properties as well as adequate documentation and disclosure of all underlying obligations, liabilities and arrangements relating to the properties, between Bataa Oil, Inc. and the vendors. Synergy has also learned that some of these leases have been forfeited due to a failure to meet a drilling obligation imposed by G & H Production. Synergy was not made aware of such obligations prior to acquisition of its interest in the leases. Synergy has been advised by legal counsel that the issuance of the shares to the founders, including the Knights was without the kind, amount or form of consideration as authorized by the Board of Directors and could therefore be deemed to be an invalid issuance. In order to protect the interests of all shareholders, the Company has therefore placed a "stop transfer" with the transfer company against all of the founders shares, including the shares issued to Richard and Anita Knight.

As a result of this dispute, in May 1999, Bataa Oil, Richard and Anita Knight and certain others filed a complaint in the District Court, County of Denver, in the State of Colorado (Case No. 99CV3482) against Synergy and other entities and individuals. The plaintiffs' second amended complaint included causes of action for conversion, civil conspiracy and unjust enrichment. The Company's Answer and Counterclaims denied all material allegations, asserted numerous affirmative defenses and asserted counterclaims against Plaintiffs Bataa Oil, David Calvin and/or Richard and Anita Knight for an accounting, fraud, intentional misrepresentation, breach of fiduciary duty, damages and punitive damages. Tedd and Mary Duncan were added to this lawsuit and have alleged that they are the beneficial owners of 200,000 shares of common stock of Synergy but they have been refused delivery of the original stock certificate.

On September 13, 2000, Synergy settled all causes of action in this dispute with all of the plaintiffs except for Richard and Anita Knight and Tedd and Mary Duncan. Pursuant to such settlement agreement, Bataa Oil, its employees and its related entities disclaimed all rights to and interest in 411,842 shares of Synergy's common stock. Upon settling the litigation with Bataa, its employees and its related entities, Synergy entered into negotiations with certain of the remaining founding shareholders effected by the litigation as to reinstatement of their originally issued shares. Pursuant to these negotiations, Synergy entered into agreements with certain of the founding shareholders effective October 31, 2000 whereunder a total of 1,146,122 shares were reinstated to certain founding shareholders. Of a total of 1,146,122 shares reinstated, 179,016 shares were reinstated to Stone Canyon Resources Inc. from the 411,842 shares disclaimed by Bataa Oil Inc., its employees and related entities to provide compensation for development and exploration investments lost as a result of certain undisclosed lease expiration dates. As at December 31, 2000 a total of 496,737 shares originally issued to founding shareholders remained cancelled. Of these shares, 232,827 are remaining cancelled with no possibility for re-issue from an original 411,842 shares of Synergy's common stock originally issued to Bataa Oil Inc., its employees and related entities, and 263,910 shares remain cancelled pending ongoing litigation that involves Synergy in the Denver County District Court (case #99CV3842) against the remaining named plaintiffs, Richard and Anita Knight and Tedd and Mary Duncan.

Discovery has recently commenced and the case is currently scheduled for trial during the week of September 24, 2001. The Company disputes the allegations made by the plaintiffs, claims they are untrue and is vigorously defending this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 2000, Synergy held its annual meeting of shareholders. The meeting was held at Synergy's offices in Calgary, Alberta.

At this meeting, the following directors were elected: Ms. Jacqueline Danforth; Mr. Cameron Haworth; Mr. John Gradek and Mr. James Shone. Synergy did not solicit any proxies in connection with this meeting and the board of directors, as previously reported to the SEC, was re-elected in its entirety.

At the meeting, the shareholders voted on each of the following matters:

- appointment of Hansen, Barnett and Maxwell, Certified Public Accountants, as independent auditors of Synergy;

- authorization of the Board of Directors to fix the remuneration of the auditors; and

- set the number of members of the Board of Directors at four.

There were 14,609,849 shares represented at the meeting either by shareholders attending in person or by proxy. The votes for each of the matters at this meeting were as follows:

Item	Votes For	Votes Against	Votes Withheld
1. Appointment of Auditors	14,609,849	-	-
2. Remuneration of Auditors	14,609,849	-	-
3. Number of Directors	14,609,849	-	-
4. Election of Directors
Ms. Danforth	14,609,849	-	-
Mr. Gradek	14,609,849	-	-
Mr. Haworth	14,609,849	-	-
Mr. Shone	14,609,849	-	-

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Synergy's common stock is traded on the OTC/BB under the symbol "OILS". High and low bid prices for the last two fiscal years are set forth below; these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

2000	HIGH	LOW
Fourth Quarter	$2.00USD	$0.75USD
Third Quarter	$3.00USD	$1.9375USD
Second Quarter	$4.43USD	$1.9375USD
First Quarter	$6.00USD	$0.50USD

1999
Fourth Quarter	$0.8125USD	$0.37USD
Third Quarter	$1.03USD	$0.4375USD
Second Quarter	$2.93USD	$0.59USD
First Quarter	$0.875USD	$0.437USD

As of February 9, 2001, there were 21 market makers in Synergy's stock. The last available reported trade by the OTC/BB prior to the filing of this report was March 29, 2001, at $1.125USD per share. As of March 20, 2001, there were approximately 1,993 record holders of Synergy's stock.

Synergy has not paid any cash dividends to its shareholders during its last two fiscal years or during any other time. Synergy does not anticipate that it will pay any dividends on its common stock in the near future. Any profits that it may generate will most likely be retained to fund ongoing operations or future projects that involve our technologies.

On April 15, 1998, Synergy commenced a private placement of its units pursuant to Regulation S, promulgated by the SEC under the Securities Act of 1933 Act ("Regulation S"). Each unit consisted of one share of common stock and one warrant exercisable any time prior to April 15, 2000. Synergy completed this offering on September 30, 1998 with proceeds of $175,000USD on the sale of 350,000 units at $0.50USD per unit. No commission fees or other selling expenses were paid. The following is a list of all the persons that purchased units in this offering:

Stone Canyon Resources Ltd.

Caribbean Overseas Investment Ltd.

Filgrave Investments Ltd.

In November 1998, Synergy commenced a private placement of its common stock under Rule 504 of Regulation D promulgated by the SEC under the Securities Act of 1933, at $0.50USD per unit. Each unit consisted of one share of common stock and one warrant exercisable at any time two years from the date of issue at $1.00USD per share for each warrant exercised. Synergy completed this offering of 1,500,000 units in April 1999 for a total value of $750,000USD. Synergy issued 957,000 units for cash of $478,500USD, 138,000 units as compensation for services valued at $69,000USD and 405,000 units as conversion of debt from investor deposits in the amount of $202,500USD. No commission fees or other selling expenses were paid. The following is a list of all the persons that purchased units in this offering:

Herbert Stahl	Roger Leslie
Ed Chynoweth	Grant Ritchie
Richard Reiss	Clint Stewart
Tom Ringoir	James Romano
Charles McQuiggan	Klaus Korns
Don Tamagi	Richard Albert
Chris Kamberis	Don Byers
Chung Yue	A. Santon
CMJ Consulting Ltd.*	Caribbean Overseas Investment Ltd.*
Dufferin Technologies Limited*	Caplan Family Trust
Bahamian Overseas Investment Fund Sociedad*

* These purchasers canceled the warrants they received under this private placement in exchange for the option of participating in the offering described in the following paragraph.

Subsequent to year end, Synergy offered to certain subscribers under the aforementioned Rule 504 private placement the option of canceling the warrant portion of the subscribed for units and participating in an offering of new units made pursuant to Regulation S promulgated by the SEC under the Securities Act of 1933, with each unit consisting of a share of common stock and a warrant to purchase an additional share for $3.50USD, exercisable at any time two years from the time of subscription. Synergy has agreed to keep the offering open until either fully subscribed or April 2001 which would be the expiration date of the warrants under the Rule 504 private placement. The prices of these new units is $1.00USD, which is the same price as the share purchase warrants that have been canceled. As of the date of this filing, all of the units under this offering have been sold except for 124,686 units which are available for subscription until April 7, 2001.

In December 1999, Synergy sold 53,000 units in an offering conducted pursuant to Regulation S. Each unit consisted of one share of common stock and a warrant to purchase another share of common stock for $1.00USD per share. Synergy received proceeds of $26,500USD from this offering. In January 2000, Synergy sold an additional 10,000 units from this offering receiving $5,000.00USD in proceeds. No commission fees or other selling expenses were paid. This offering was closed on January 31, 2000. The following is a list of all the persons that purchased units in this offering:

Andrew Decker

Gordon R. Rexin

SOS Investment Club

Bernie T. Kutcher

Rick B. Haug

Doug J. Kinnear

Douglas A. Slade

Tim Ewanchuk

Jack Braun

On May 25, 2000, Synergy commenced a private placement of convertible promissory notes under Rule 506 of Regulation D promulgated by the SEC under the Securities Act of 1933. The notes were in $15,000USD increments with a minimum investment of $30,000USD. Synergy sold a total of 150 notes, with gross proceeds of $2,250,000USD. The notes are convertible into "units" at the rate of $3.00USD per unit; each unit being comprised of 1 share of common stock, a warrant to purchase another share at $4.00USD per share, and another warrant to purchase an additional share of $8.00USD per share. This offering was made without the use of any underwriters. Synergy employed the services of a licensed broker-dealer, Belle Haven Investments L.P., which received cash commissions in the amount of $112,750USD, along with a warrant to purchase 52,333 of the above-described units at $3.00USD per unit.

The persons and entities to whom Synergy sold the notes are as follows:
Richard Ashley, Jr.	George J. Kritos & Panagiota Kritos
Steven C. Mitchen	John Kallaris & Kathryn Kalliris
A. St. George B. Duke Trust	Alan R. Cohen
Catherine Brennan Revocable Trust	Ken Kramer
Sunshine Pacific Corp.	Mary J. Rumsey
Stone Canyon Resources Ltd.	John P. Wold
Vincent J. Lopiano & Suzanne Lopiano	Belle Haven Investments L.P.
William H. Swan	Bryan North-Clauss
Joseph Lopiano & Mary Lopiano	Richard J. Dunseith
Franklin A. Urbahns	Walter Steffen
Urbanek Family L.P. Acct. 2	R.W. Urbanek MD PC Pension Profit Sharing
Spiro Angelos	Arcangelo Rosato
John A. Lee & Leslie K. Lee	Stephen Leong
Ocean Exploration Ltd.	Caribbean Overseas Investments Ltd.

On February 14, 2001, Synergy filed with the SEC a registration on Form SB-2 for the registration of a total of 4,171,998 shares of its common stock, which shares are comprised of 963,000 issued and outstanding shares, 789,666 shares underlying convertible promissory notes, 847,666 shares underlying existing warrants and 1,669,332 shares underlying warrants that are to be issued upon conversion of the convertible promissory notes and the exercise of other existing warrants. The effective date of such registration statement is February 14, 2001 and filed as SEC Commission File Number 333-47876. Synergy did not register any shares in this registration statement which it is offering to the public for sale. All securities registered are securities held by certain security holders. Therefore, Synergy has no information as to the status of the offering of any of these registered securities, whether any of them have been sold or at what prices, if any.

From September 2000 through November 2000, Synergy issued 700,000 shares of its common stock in connection with the conversion of two promissory notes in the aggregate principal amount of $350,000USD. These notes, which were issued in January 2000, were convertible at the election of the holders at the rate of $0.50USD per share. Pursuant to the terms of the promissory notes, upon their conversion Synergy also issued to the noteholders warrants to purchase an additional 700,000 shares at $1.00 per share. All interest accrued on the notes was forgiven upon election to convert the notes. No commission fees or other selling expenses were paid in connection with these securities. This was a private sale of securities and exempt from registration thereof under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Synergy's business is the development and licensing of technologies related to the oil and gas industry. Capital from equity issues or borrowings or partnering with industry is necessary to fund Synergy's future operations and technology development. Therefore the financial statements included in this report for the fiscal years ended December 31, 2000 and 1999 are not necessarily indicative of Synergy's future operations.

Plan of Operation

As of December 31, 2000, Synergy had limited cash resources. Synergy needs to raise additional funds to meet its cash requirements for the next twelve months. Synergy intends to raise such funds from the sale of equity securities, borrowings, government grants and partnering with industry in the development of its technologies. If Synergy is unable to raise these additional funds, it could cease to be a going concern.

Synergy has advanced funds during the fiscal year ended December 31, 2000 to its subsidiaries, Carbon Resources Limited, Lanisco Holdings Limited, and Syngen Technologies Limited, to fund research and development on its patented and proprietary heavy oil upgrading technology and its patented and proprietary gas-to-liquids technology. As of December 12, 2000, Carbon Resources was no longer a wholly-owned subsidiary of Synergy due to the fact that Synergy transferred to Texas T Petroleum 50% of the outstanding shares of Carbon Resources, as discussed further in the next paragraph. As of December 22, 2000, the shares of Syngen Technologies Limited were released from escrow and Syngen Technologies Limited became a wholly-owned subsidiary of Synergy. The amounts advanced were for (a) the design, development and marketing of a one-half barrel per day heavy oil upgrading unit in Calgary, Alberta to test client oils; and (b) the design, development and marketing of a 4 barrel per day demonstration facility in the Province of Alberta utilizing the SynGen technology. See below "Results of Operations".

Synergy completed installation of its one-half barrel per day heavy oil upgrading test unit in its laboratory in Calgary in the first quarter of 2000. In April 2000, it commenced testing heavy oil samples in the heavy oil upgrading test unit and commenced testing client samples after completing its own internal testing to optimize operating conditions. It is currently projected that the operations of this test unit will cost between $22,000USD and $25,000USD per month. Synergy's share of these projected costs is one-half and the other shareholder of Carbon Resources, Texas T Petroleum Ltd., a Colorado corporation, is obligated for the other one-half. Texas T Petroleum became a 50% owner of Carbon Resources on November 1, 2000 as it completed its obligation of funding $1,000,000USD toward the development of the CPJ technology. More details of this transaction are described in "ITEM 1. DESCRIPTION OF BUSINESS - Subsidiary of Synergy and Affiliated Companies - Carbon Resources Limited". Title to the heavy oil upgrading technology is owned by Carbon Resources. Synergy and Texas T Petroleum are presently finalizing the terms of a shareholders agreement to govern the operations of Carbon Resources.

During the fiscal year 2001, Synergy expects that Carbon Resources will enter into a contract with a refinery for placement of a commercial CPJ plant. Carbon Resources is currently in discussions with the owner of a particular refinery, where Carbon Resources hopes to site a 5,000 barrel per day CPJ heavy oil upgrader. In view of the refinery's existing air and water permits presently held and the fact that the CPJ process will not change the emissions of the refinery, Carbon Resources believes that no environmental impact studies or permits will be required. Therefore, the scheduled amount of time to build the plant will be reduced and the construction program becomes a simple engineering and construction task.

In addition to reaching an agreement with the refinery for placement of the commercial unit, financing will need to be obtained for this plant. No definitive plan has been made yet as to how this plant would be financed. Actual design and construction of the plant will require the following steps and possibly additional steps:

- conceptual process design for the plant

- calculation of overall heat and material balances

- design of major equipment and parts

- tender for equipment and evaluation of bids

- detailed engineering

- erection of major equipment

- installation of instrumentation and electrical

- start-up

Many of the above steps will be in process at the same time. Typically, design and engineering requires approximately four months, equipment delivery is approximately six months and field erection is approximately four months. The total cost of this commercial plant is approximated at $10 million USD to $25 million USD, depending on various factors, including, the available infrastructure of the site at which this plant will be located. Carbon will look to potential users of the technology and government grants and/or loans to assist in funding the costs of construction of this commercial plant. Current estimates provided by engineering consultants indicate that a 5,000 barrel per day CPJ unit will take approximately twelve months to design, build and install.

If we are unable to construct, finance or operate this commercial plant, this will delay our ability to commence generating profits from our operations. This in turn would most likely result in a continuation of our present need to raise capital by the sale of equity securities, borrowings, government grants and partnering with industry in the development of our technologies. Since there is no assurance of raising such funds, failure to construct and operate a commercial CPJ plant could cause Synergy to cease being a going concern, unless we are able to commence generating profits from our SynGen technologies or related applications as discussed above under "DESCRIPTION OF BUSINESS - Technologies - Syngen, Gas-to-Liquids and Fischer-Tropsch and Commercialization". There is of course no assurance or projected timeline for generation of profits from our SynGen technology .

Synergy has completed the construction and installation of its 4 barrel per day SynGen demonstration plant. The plant is presently in commissioning and Synergy will be conducting various tests of the demonstration plant throughout the current fiscal year. Synergy may also build a Fischer-Tropsch system, which will be installed next to the SynGen demonstration plant to create a gas-to-liquids system. If required, Synergy and its funding partner, Stone Canyon Canada, expect to expend $1.9USD million on the construction of the Fischer-Tropsch system and operation of the completed 4 barrel per day gas-to-liquids demonstration plant during the next twelve months.

Synergy currently does not have an estimated time frame for it to become profitable.

Synergy expects that the total number of people employed by Synergy and its subsidiaries will increase as the above-described pilot plants and demonstration units are in operation.

Liquidity

Cash flows from continuing operations during 2000 and 1999 reflect net cash used of ($2,956,154USD) and ($453,709USD), respectively while cash flows provided by investing activities for the same periods were ($97,375USD) and ($243,191USD), respectively. Cash flows from financing activities for the periods ended December 31, 2000 and 1999 were $3,157,397USD and $687,843USD, respectively.

At December 31, 2000 and 1999, Synergy had working capital of ($60,855USD) and ($1,551,796USD), respectively. Synergy's working capital will decrease during fiscal year 2001, unless additional equity and/or debt financing is obtained. Synergy hopes to obtain such financing and also hopes to receive funding from potential users of its technologies. If either of the foregoing are obtained, Synergy believes it will have sufficient resources to meet its operating expenses for the next twelve months. Synergy has received preliminary inquiries from possible funding sources, but no indication of commitment or firm interest has been received. Moreover, Synergy has held preliminary discussions with potential users of its technologies and intends to complete a transaction for funding from such potential users prior to the end of fiscal year 2001. If we are unsuccessful in securing any of these types of financings, it is possible that Synergy would have to liquidate assets to try to meet its operating and development needs. Since its most valuable assets are intangibles, it would be very difficult to locate a buyer that puts significant value on such assets. In the event that assets could not be liquidated and no further funding is obtained, it is possible that Synergy would cease operations and cease to be a going concern.

Assets

As at December 31, 2000, Synergy had total assets of $40,408,481USD compared to total assets of $182,191USD at December 31, 1999. This represents an increase of $40,226,290USD which is mostly attributable to the value of the shares of Synergy's common stock released from escrow. (See ITEM 11. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Changes of Control").

Total assets as at December 31, 2000, consist of $76,059USD in cash, related party receivables of $2,842USD, other receivables of $84,761USD, prepaid expenses of $73,714USD, office equipment of $80,361USD net of accumulated depreciation of $19,120USD, and investments in the SynGen technology of $38,028,244USD, investment in the CPJ technology of $1,062,500USD and investment in a private U.S. corporation of $1,000,000USD.

Results of Operations

As of the date of this filing, Synergy has limited sources of income. During the fiscal year ended December 31, 2000, Synergy relied entirely upon the sale of securities to pay its operating expenses. Synergy also relied upon funds from its technology funding partners to pay for most of the research and development costs incurred during the fiscal year ended December 31, 2000. (See the last paragraph of this section "Results of Operations" below). Management expects to earn some income during the current fiscal year from testing of heavy oil samples for clients, however the amount of the fees charged will be minimal as compared to the funds which will be required for the ongoing development of Synergy's interest in the technologies.

As discussed above under "Plan of Operation", Synergy has a joint venture partner for the heavy oil upgrading technology, Texas T Petroleum. Texas T Petroleum is obligated to fund 50% of the ongoing development costs of the heavy oil upgrading technology. Synergy must be able to raise additional funds by way of borrowings, equity financings, licensing agreements or joint ventures to continue to fund the development of the technologies.

Synergy's net loss for the fiscal year ended December 31, 2000 was $6,072,071USD, compared to its net loss for the fiscal year ended December 31, 1999 of $2,041,752USD. This increase was due to the additional operating expenses discussed below, plus other expenses realized by Synergy in fiscal year 2000 related to its offering and sale of convertible debt instruments. (See, "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".) These expenses, reduced by a net gain of $687,565USD which is the resulting gain from the combination of a gain of $1,632,759USD (net of a deferred gain amount of $114,643USD) relating to the disposition of a 50% interest in Carbon Resources Limited and a loss of $945,194USD relating to the disposition of Stone Canyon Resources Inc., came to a net amount of $1,696,521USD.

Synergy's net operating loss for the fiscal year ended December 31, 2000 of $4,375,550USD, as compared to the net operating loss for the year ended December 31, 1999 of $2,041,752USD increased by 114% due to an increase in Synergy's general and administrative expenses, technology development expenses of $1,403,047USD, amortization of charges related to stock option compensation granted in the first quarter of the year 2000 of $891,560USD (see paragraphs (i) and (ii) under the "Stock Options" section of Note 9 to the Audited Financial Statements for the year ended December 31, 2000, included herewith) and amortization of charges related to purchase warrants issued as commissions and finders fees of $343,744USD (see subparagraph (a) to Note 9 to the Audited Financial Statements for the year ended December 31, 2000, included herewith). These expenses in fiscal year 2000 were partially offset by the fact that Synergy had dry-well expenses in the fiscal year 1999 of $551,095USD with no such expenses in the fiscal year 2000.

Synergy's operating expenses for fiscal year 2000 were comprised of general and administrative expenses of $1,768,642USD, technology development of $1,403,047USD, stock option compensation of $891,560USD and compensation related to warrants of $343,744USD.

Synergy's operating expenses for fiscal year 1999 were comprised of oil and gas drilling costs and write off of oil and gas assets of $551,191USD, technology development of $764,857USD and general and administrative expenses of $725,704USD.

Synergy's present business does not generate sufficient revenues to cover its operating expenses. Synergy may not be able to continue unless it can raise additional funds or source industry partners.

ITEM 7. FINANCIAL STATEMENTS

SYNERGY TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS AND FINANCIAL STATEMENTS

December 31, 2000 and 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL

YEARS ENDED DECEMBER 31, 2000 AND 1999

TABLE OF CONTENTS

Financial Statements:
Reports of Independent Auditors

Consolidated Balance Sheet - December 31, 2000 and December 31, 1999

Consolidated Statement of Operations for the years ended December 31, 2000 and 1999 and for the Period from November 7, 1996 (Date of Inception) to December 31, 2000

Consolidated Statement of Cash Flows for the years ended December 31, 2000 and 1999 and for the Period from November 7, 1996 (Date of Inception) to December 31, 2000

Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2000 and December 31, 1999
Notes to Consolidated Financial Statements

KPMG LLP

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

The Board of Directors and Stockholders

Synergy Technologies Corporation:

We have audited the accompanying consolidated balance sheet of Synergy Technologies Corporation (and subsidiaries) (a development stage enterprise) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and for the period from November 7, 1996 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative statements of operations, stockholders' equity, and cash flows for the period November 7, 1996 (inception) to December 31, 2000 include amounts for the period from November 7, 1996 (inception) to December 31, 1999 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 7, 1996 (inception) to December 31, 1999 is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Technologies Corporation (and subsidiaries) (a development stage enterprise) as of as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and for the period from November 7, 1996 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered negative cash flows from operations and requires additional financing that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KPMG LLP

Calgary, Canada

March 27, 2001

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

(801) 532-2200

Member of AICPA Division of Firms Fax (801) 532-7944

Member of SECPS345 East 300 South, Suite 200

Member of Summit International Associates Salt Lake City, Utah 84111-2693

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors

Synergy Technologies Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1999 and for the cumulative period from November 7, 1996 (date of inception) through December 31, 1999 of Synergy Technologies Corporation and subsidiaries (a company in the development stage). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1999 and for the cumulative period from November 7, 1996 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has had negative cash flows from operating activities during the year ended December 31, 1999 and cumulative from inception through December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HANSEN, BARNETT & MAXWELL

By: Hansen, Barnett & Maxwell

March 17, 2000

Salt Lake City, Utah

SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

DECEMBER 31,

ASSETS
	2000	1999
Current Assets
Cash	$76,059	$3,082
Receivables (Note 6)	84,761	21,285
Receivables - related parties	2,842	32,067
Prepaid expenses	73,714	23,912
Total Current Assets	237,376	80,346

Investments (Note 4)
SynGen technology	38,028,244	-
CPJ technology	1,062,500	-
Investment in private U.S. corporation	1,000,000	100,000
Total Investments	40,090,744	100,000

Office equipment and computers, net of accumulated depreciation $19,120	80,361	1,845

Total Assets	$40,408,481	$182,191
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$212,794	1,063,805
Accrued expenses	85,437	32,833
Loans payable	-	322,361
Loans payable - related parties	-	13,143
Deferred option income	-	200,000
Total Current Liabilities	298,231	1,632,142
Long Term Liabilities (Note 7)
Notes payable	2,250,000	-
Notes payable - related parties	1,000,000	-
Accrued interest on notes	134,086	-
	3,384,086	-
Total Liabilities	3,682,317	1,632,142
Stockholders' Equity (Deficit)
Common stock, $0.002 par value, 50,000,000 shares
Authorized, 29,541,164 (11,989,327-1999) issued and outstanding	60,077	23,980
Additional paid in capital	45,786,313	1,484,455
Deferred compensation	(89,770)	-
Accumulated deficit	(9,030,456)	(2,958,386)
Total Stockholders' Equity (Deficit)	36,726,164	(1,449,951)

Total Liabilities and Stockholders' Equity	$40,408,481	182,191

Commitments and Contingencies Note 10

Going Concern Note 3

The accompanying notes are an integral part of these financial statements

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended December 31		Cumulative period from November 7, 1996 (Date of Inception) to December 31, 2000
	2000	1999

Other income
Interest income	31,443	-	31,443
Consulting Income	-	-	8,927
	31,443	-	40,370

Expenses
General and administrative	1,768,642	725,704	3,169,579
Stock option compensation	891,560	-	891,560
Compensation related to warrants	343,744	-	343,744
Technology development	1,403,047	764,857	2,247,212
Dry well expenses	-	551,191	722,210
Total Expenses	4,406,993	2,041,752	7,374,305

Income (Loss) from Operations	(4,375,550)	(2,041,752)	(7,333,935)

Other Expenses
Amortization of Debt Discount and Offering Costs	(2,250,000)	-	(2,250,000)
Accrued interest on notes payable	(134,086)		(134,086)
Gain on disposition (Notes 4(a)(ii) & 4(b))	687,565	-	687,565

Net loss before taxes	(6,072,071)	(2,041,752)	(9,030,456)

Provision for Income Tax	-	-

Net Income (Loss)	$(6,072,071)	$(2,041,752)	$(9,030,456)

Basic and Diluted Income (Loss) per Common Share	$(0.31)	$(0.17)	$(0.72)

Weighted Average Number of Common Shares Used in Calculation	19,622,578	11,671,768	12,575,562

The accompanying notes are an integral part of these financial statements

SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31		Cumulative Period from November 7, 1996 (Date of Inception) to December 31, 2000
	2000	1999
Cash From Operating Activities
Net Loss	$(6,072,071)	$(2,041,752)	$(9,030,456)
Adjustments to reconcile net loss to net cash from operations
Dry well expense	-	551,191	722,210
Depreciation	18,858	261	19,453
Amortization of unearned compensation	891,560	-	891,560
Amortization of debt discount and offering costs	2,250,000	-	2,250,000
Accrued interest on notes payable	134,086	-	134,086
Issuance of shares for services	397,829	-	397,829
Issuance of warrants for services	343,744	-	343,744
Exchange rate loss	30,891	1,773	34,977
(Gain) Loss on disposition of assets	(687,565)	1,333	(686,232)
Changes in assets and liabilities
Accounts receivable	(63,475)	(20,620)	(84,760)
Prepaid expenses and deposits	(49,803)	(22,163)	(73,729)
Accounts receivable - related parties	29,225	338,732	(2,842)
Accounts payable	(232,037)	704,703	900,768
Accrued expenses	52,604	32,833	85,437
Net cash flows from operating activities	(2,956,154)	(453,709)	(4,097,955)

Cash From Investing Activities
Acquisition of oil and gas properties	-	(141,085)	(688,188)
Acquisition of property and equipment	(97,375)	(2,106)	(101,148)
Acquisition of equity security	-	(100,000)	(100,000)
Net Cash Flows from Investing Activities	(97,375)	(243,191)	(889,336)

Cash From Financing Activities
Proceeds from (payments to) loans payable - related parties	(13,143)	(294,483)	558,916
Proceeds from (payments to) loans payable	492,040	280,656	814,401
Proceeds from investor deposits	-	(43,330)	202,500
Proceeds from option income	-	200,000	200,000
Net proceeds from convertible debt	2,137,500	-	2,137,500
Sales of Common Stock	541,000	545,000	1,185,010
Net Cash Flows from Financing Activities	3,157,397	687,843	5,098,327
Effect of Exchange Rate Changes on Cash	(30,891)	(1,773)	(34,977)
Net Change in Cash	72,977	(10,830)	76,059
Cash at Beginning of Period	3,082	13,912	-
Cash at End of Period	$76,059	$3,082	$76,059

The accompanying notes are an integral part of these financial statements

SYNERGY TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Unearned Compensation	Total Stock-holders' Equity (Deficit)
Balance at December 31, 1998	10,332,526	$ 20,666	$ 637,247	$ (916,633)		$ (258,721)
Issuance of shares for cash, January 1999 through April 1999, $0.50 per share	957,000	1,914	476,586			478,500
Issuance of shares for services, February 1999, $0.50 per share	138,000	276	68,724			69,000
Issuance of shares for property acquisition March 1999, $0.53125 per share	63,801	128	33,894			34,022
Shares issued for conversion of investor deposits January 1999 through April 1999, $0.50 per share	405,000	810	201,690			202,500
Issuance of shares for cash, April 1999 upon exercise of warrants $1.00 per share	40,000	80	39,920			40,000
Issuance of shares for cash, December 1999, $0.50 per share	53,000	106	26,394			26,500
Net loss for the period				(2,041,752)		(2,041,752)
Balance at December 31, 1999	11,989,327	$ 23,980	$ 1,484,455	$ (2,958,385)		$ (1,449,950)

Cancellation of founders shares (Note 9(h))	(496,736)					-

Issuance of shares for cash (Note 9(b),(c)&(d))	710,000	1,420	353,580			355,000

Issuance of shares for royalty reduction (Note 4(a)(ii))	500,000	1,000	1,061,500			1,062,500

Issuance of stock options (Note 9 - Stock Options)			981,330			981,330

Issuance of warrants for services September 29, 2000 (Note 9(e))			343,744			343,744

Issuance of convertible debt (Note 9(e))			2,137,500			2,137,500

Issuance of shares from escrow (Note 4(a)(i))	14,943,510	29,887	37,998,357			38,028,244

Warrants for Stock, January through December 2000 (Note 9)	431,000	862	430,138			431,000

Issuance of shares for services February 16, 2000 at average prices (Note 9 - Stock Options)	1,359,063	2,718	890,919			893,637

Options exercised (Note 9 - Stock Options)	105,000	210	104,790			105,000

Unearned compensation (Note 9 - Stock Options)					(89,770)	(89,770)
Net loss for the period				(6,072,071)		(6,072,071)

Balance at December 31, 2000	29,541,164	$ 60,077	$ 45,786,313	$ (9,030,456)	$ (89,770)	$ 36,726,164

The accompanying notes are an integral part of these financial statements

SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARY
(A Development Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Synergy Technologies Corporation ("Synergy" or "the Company"), was incorporated in Colorado on February 10, 1997. The Company's wholly owned subsidiary, Syngen Technologies Limited, a Cyprus company, was organized on May 13, 1999. Synergy's 50% owned subsidiary, Carbon Resources Limited ("Carbon"), a Cyprus company, was organized on April 10, 1998; and Lanisco Holdings Limited, a wholly owned subsidiary of Carbon was organized on September 7, 1998. These companies have been involved in the proving of technology through research and development since their inception.

Basis of Consolidation - These financial statements include the accounts of Synergy from October 24, 1997 and the accounts of its wholly owned subsidiary, Syngen Technologies Limited from inception. In addition, we have consolidated the accounts of Carbon and Lanisco Holdings Limited, wholly owned subsidiaries of the Company from inception up to November 1, 2000. Thereafter Carbon is a 50% owned subsidiary of Synergy. Accounts of Carbon have been fully consolidated up to November 1, 2000 and subsequently the accounts of Carbon have been consolidated based on the Equity Method as to the Company's 50% interest. In November 2000 upon agreement between Synergy and its equal shareholder in Carbon, it was determined to transfer all assets and liabilities in Lanisco, to Carbon, the sole shareholder of Lanisco, and also to commence proceedings to dissolve Lanisco. On November 1, 2000, Lanisco Holdings rolled-up into Carbon and transferred all assets and liabilities to Carbon, including its interest in the CPJ technology.

In addition, the Company divested its wholly owned subsidiary, Stone Canyon Resources Inc., as of October 19, 2000. All investments in Stone Canyon Resources Inc. from inception, including all operational activity for the subsidiary to the date of divestiture, have been written down as of October 19, 2000.

All research and development activity has been recorded as an expense in the consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

Intangibles - Intangible assets will be amortized over the estimated useful life of the asset. The Company believes the estimated useful life of the SynGen and CPJ technologies to be 15 years. Each respective technology has patents in effect for a 17-19 year period. No amortization expense has been recorded on these investments as at the fiscal year ended December 31, 2000.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share.

NOTE 2 - REORGANIZATION

On October 24, 1997, Synergy entered into a reorganization agreement with Stone Canyon Resources Inc. ("Stone Canyon"), a Colorado corporation and former wholly owned subsidiary of the Company. As a result of the reorganization, the Stone Canyon shareholders became shareholders of the Company whereby each share of Stone Canyon stock was exchanged for one share of Synergy stock. The reorganization agreement has been considered the reorganization of Stone Canyon and the acquisition of Synergy in a purchase business combination. For legal purposes, and per the reorganization agreement, Stone Canyon was considered a wholly owned subsidiary of Synergy upon completion of the reorganization.

Prior to the reorganization, Stone Canyon owed $453,916 to Stone Canyon Resources Ltd., a private Alberta corporation and related entity. In the reorganization, 4,539,162 shares of common stock were issued at $0.10 per share in full satisfaction of this debt and Stone Canyon Resources Ltd. became the majority shareholder of Synergy.

Effective October 19, 2000 Synergy divested its 100% interest in Stone Canyon.

NOTE 3 - GOING CONCERN

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Synergy as a going concern. However, Synergy has had no significant income and has had negative cash flows from operating activities during the years ended December 31, 2000 and 1999 and cumulatively from inception through December 31, 2000, which conditions raise substantial doubt about Synergy's ability to continue as a going concern. Synergy's continued existence is dependent upon its ability to obtain additional financing. The Company will attempt to continue to raise funds from the public and private markets and through arrangements with certain related and unrelated companies with which it is negotiating mutually beneficial agreements for the use of the technologies. However, there is no assurance that additional financing will be realized.

Development Stage Enterprise - Since inception, the Company has spent most of its efforts raising capital and financing the research and development of certain technologies; however, it has not yet had sales sufficient to sustain operations and has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations. To date the Company has had minimal revenues and has substantial debt, therefore, the Company is considered to be in the development stage.

NOTE 4 - INVESTMENTS, ACQUISITIONS AND TECHNOLOGY DEVELOPMENT

(a) Investments reported on the Consolidated Balance Sheet of the Company include the following:
	December 31, 2000	December 31, 1999

Investment in SynGen Technology (See Note 4(a)(i) below)	$38,028,244	$-

Investment in CPJ Technology (See Note 4(a)(ii) below)	1,062,500	-

Investment in private U.S. corporation (See Note 4(a)(ii) below)	1,000,000	100,000

	$40,090,744	$100,000

(i) SynGen: In May 1998, Synergy entered into a Share Exchange Agreement with Laxarco Holding Limited ("Laxarco") and certain other related parties to acquire a 75% interest in a patented and proprietary gas-to-liquids ("GTL") technology known as SynGen, and in June 1999 Synergy entered into a further agreement to acquire the remaining 25% interest in the technology for 10,000,000 and 3,000,000 shares of Synergy, respectively. Pursuant to these agreements and certain performance criteria contained therein, the interest in the technology and the shares of Synergy were placed into escrow.

In October 1999 Synergy and Laxarco entered into a second amendment to the original share exchange agreements of May 1998 and June 1999, where under the parties agreed to an anti-dilution provision which would provide for the issue of additional shares to enable Laxarco to maintain its proportionate interest in Synergy.

Effective August 2, 2000 (the "Effective Date") Synergy and Laxarco determined that there was no further requirement for the escrow provision. On December 22, 2000,13,000,000 shares were released from escrow and an additional 1,943,510 shares of Synergy were also issued to Laxarco to comply with the anti-dilution provision discussed above. On the Effective Date, the anti-dilution clause is no longer in effect. The 13,000,000 shares released from escrow and 1,943,510 shares issued to Laxarco have been recorded on the Consolidated Balance Sheet of the Company at fair market value of $2.5448 per share by calculation of a five-day average of the closing price of the Company's common shares traded on the Over the Counter Bulletin Board for the two days immediately preceding and following August 2, 2000, for a total value of $38,028,244 (See Note 9 - Common Stock below). The entire value booked has been allocated to technology rights for SynGen.

(ii) CPJ: On January 6, 1999, Carbon acquired from the inventor the rights to a proprietary and patented technology called "CPJ" which converts so called heavy oils into lighter oils, in return for an agreement to expend $1,000,000 to commercialize the technology, and payment of a royalty of 65% of the net proceeds received from any license fees, royalties or any such other revenues earned until payment of a total of $1,000,000 to the inventor, at which time the royalty would revert to 35% of any net proceeds received from any revenue generated by the technology.

Under two further agreements entered into January 8, 1999 and June 26, 1999, between Synergy and Texas T Petroleum Ltd. (a private Colorado corporation), Texas T. Petroleum was granted the right to acquire 50% of the shares of Carbon (and thereby acquire a 50% interest in the CPJ technology), in exchange for payment to Synergy of an option fee of $100,000, aggregate expenditures of $1,000,000 towards development of the CPJ technology and the issuance of 2,000,000 Units of the common stock of Texas T Petroleum Ltd. to Synergy. Synergy expended the $100,000 option fee paid January 1999 in respect of these agreements to acquire an additional 1,000,000 Units of Texas T Petroleum Ltd. at a deemed price of US$0.10 per share, which shares were issued to Carbon.

On October 20, 2000, Texas T Petroleum Ltd. fulfilled the terms of the June 26, 1999 agreement and acquired a 50% interest in Carbon and thereby a 50% interest in the CPJ technology. In accordance with the terms of the June 26, 1999 agreement, Synergy transferred a 50% interest in Carbon to Texas T Petroleum Ltd. effective November 1, 2000, and Texas T Petroleum Ltd. issued a total of 2,000,000 Units of its common stock to Synergy. The 2,000,000 Units of Texas T Petroleum Ltd. issued to Synergy represent a 9% interest in Texas T Petroleum Ltd.

During the fiscal year ended December 31, 2000, the Company and technology development partner Texas T Petroleum Ltd. renegotiated the royalty agreement with the Inventor of the CPJ technology, Dr. Pierre Jorgensen which resulted in the execution of an Amended and Restated Technology Transfer Agreement on September 25, 2000 by the Company, Carbon, Jorgensen and Capital Reserve Corporation, an affiliate of Texas T Petroleum Ltd. Under the terms of this amended and restated agreement Dr. Jorgensen agreed to reduce his royalty to five percent of the net proceeds realized from the licensing and/or sublicensing of the CPJ technology, and was issued 500,000 shares of common stock of the Company and 500,000 shares of common stock of Capital Reserve Corporation. The 500,000 shares of the Company issued to Dr. Jorgensen in respect of the royalty reduction were recorded on the balance sheet as an investment of $1,062,500 which amount represents a fair market value for the issued shares of $2.125 per share, which was the closing price of the Company's common shares traded on the Over the Counter Bulletin Board on the date of the agreement. (See Note 9 - Common Stock below)

The investment in private U.S. corporation consists of 2,000,000 Units of Texas T Petroleum Ltd. at a fair market value of $1,000,000, or $0.50 per Unit. The fair value of $0.50 per Units recorded for the 2,000,000 Units represents the offering price most recently obtained by Texas T Petroleum Ltd. in respect of an offering of its securities.

For the purposes of these financial statements, all operations of Carbon have been fully consolidated up to November 1, 2000, and subsequently, the Company's interest in Carbon has been recorded using the Equity Method.

Investment in Carbon as at December 31, 2000:

Shares of Carbon 2,500 shares valued at Cyprus ₤1.00 per share	$5,029
Advances to Carbon as at 12.31.00	677,818
50% of net liabilities of Carbon as at 12.31.00	(568,204)
Deferred gain on disposition of shares	(114,643)
$-

The proceeds of $1,000,000 (2,000,000 Units of Texas T Petroleum Ltd.), received on the disposition of the 50% interest in Carbon exceeded the carrying value of the associated net liabilities by $1,747,402. Only the portion of the gain in excess of the remaining carrying value in Carbon was included in income at the time of the disposition. The amount of the deferred gain was subsequently reduced by the amount of the Company's 50% interest in the post disposition losses of Carbon of $51,662 (Synergy's portion - $25,831).

(b) Further to the provisions of the Share Exchange Agreement entered into May 5, 1998 and discussed above in Note 4(a)(i) between the Company, Carbon, Stone Canyon Resources Ltd. and Laxarco Holding Limited, Stone Canyon Resources Ltd. (the then major shareholder of the Company) agreed to sell 2,000,000 shares of Synergy at $0.05 per share and option an additional 1,000,000 shares of Synergy at $0.50 per share to certain Laxarco shareholders as additional incentive to conclude this transaction. The terms of the agreement additionally provided the right for Stone Canyon Resources Ltd. to acquire all of the issued and outstanding shares of the Company's wholly owned exploration and development subsidiary, Stone Canyon Resources Inc., (See Note 2 - Reorganization above) for the purchase price of $1.00, upon successful acquisition by the Company of the interest in the SynGen technology. At the time of the execution of the Share Exchange Agreement in May 1998, Stone Canyon Resources Inc. held several oil and gas development leases involved in certain ongoing exploration and development programs which the Company undertook to move forward. Subsequently, during the course of review of these development leases, the Company discovered certain information that prevented continuation with the proposed development programs (See Note 10 - Commitments and Contingencies - Litigation below). As a result many of the leases expired undeveloped and were written down by Stone Canyon Resources Inc. Upon successful acquisition of the SynGen technology in August 2000, the Company moved to finalize the divestiture of Stone Canyon Resources Inc. Resultant from the relative discrepancy in value between the sale of 3,000,000 shares of Synergy by Stone Canyon Resources Ltd. to certain shareholders of Laxarco and nil asset value in Stone Canyon Resources Inc. resulting from the abandonment of the proposed lease development program by the Company, Stone Canyon Resources Ltd. and the Company entered into negotiations to resolve the remaining terms of the May 1998 Share Exchange Agreement in the spirit in which the initial agreement was intended. On October 19, 2000 the Company agreed to transfer its interest in Stone Canyon Resources Inc. and to issue a promissory note to Stone Canyon Resources Ltd. with a principal amount of $1,000,000 bearing interest at the Bank of America's prime lending rate less 1%, due and payable three years from the date of issue. All investments in Stone Canyon Resources Inc. from inception, including all operational activity for the subsidiary to the date of divestiture, have been written down by the Company as of October 19, 2000 in the total amount of $945,194, which has been recorded on the Company's Consolidated Statement of Operations as a loss on disposition. The shares of Stone Canyon Resources Inc. were transferred to Stone Canyon Resources Ltd.

NOTE 5 - RELATED PARTY TRANSACTIONS

  During the twelve-month period ended December 31, 2000, the Company and its subsidiaries were charged a total of $146,919 in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services and technical personnel. Mr. Thomas Cooley, an officer of Glidarc Technologies, is also the Company's Chief Executive Officer and a member of the Board of Directors. Mr. Cooley also serves on the Board of Directors of Syngen Technologies Limited, a wholly owned subsidiary of the Company, and Carbon, the Company's 50% owned subsidiary. An amount of $23,515 relating to services provided by Glidarc Technologies through December 31, 2000 remained due and payable to Glidarc at year end.

  During the twelve month period ended December 31, 2000, the Company was charged $15,083 for consulting services and reimbursement of actual expenses by Huntingtown Associates LLC (a Connecticut corporation) of which Mr. Baumert is the sole proprietor. Mr. Baumert is a member of the Company's Board of Directors. Huntingtown Associates charges consulting services provided by Mr. Baumert at a rate of $1,500 per day plus expenses. An amount of $7,230 remained due and payable to Huntingtown Associates as at year-end.

  On April 17, 2000 Marc Cernovitch was appointed as Vice-President of Synergy. As at that date an amount of $6,379 for loans advanced during the fiscal year ended December 31, 1999 remained due and payable to CMJ Consulting Ltd., a private Alberta corporation of which Mr. Cernovitch is the sole shareholder. As at the fiscal year ended December 31, 2000 this amount had been retired in full and there were no further amounts outstanding.

  In September 1998, Stone Canyon Resources Ltd., which has two common officers and directors with the Company, and Synergy entered into a letter agreement under which Stone Canyon Resources Ltd. agreed to fund development of a 4-bbl/day gas-to-liquids demonstration facility in Alberta, Canada, in return for the Canadian marketing and licensing rights to the gas-to-liquids application of the SynGen technology. Synergy also agreed to fund a portion of the total project costs under the terms of this joint development agreement. To the fiscal year ended December 31, 2000, Stone Canyon Resources Ltd. has expended a total amount of $1,877,694 pursuant to this agreement, which amount includes advances from Synergy of $795,023 in respect of the project. This advance amount has been expensed by Synergy as technology development costs and includes proceeds of $350,000 expended on the project resulting from certain Financing and Security Agreements between Stone Canyon Resources Ltd., the Company and three investors under which the investors converted their promissory notes to 700,000 Units of Synergy at $0.50 per Unit. (See Note 9 - Common Stock below). Under terms of a further agreement between Synergy and Stone Canyon Resources Ltd. where under Stone Canyon Resources Ltd. acquired a 100% interest in Stone Canyon Resources Inc., Synergy issued a $1,000,000 promissory note to Stone Canyon Resources Ltd. (See Note 4(b) - Investments, Acquisitions and Technology Development above and Note 7(b) Long Term Liabilities below). Further, Stone Canyon Resources Ltd. purchased $345,000 in Convertible Notes Payable from the Company under an offering commenced May 25, 2000 (see Note 7(a) Long Term Liabilities and Note 9(e) - Common Stock below).

NOTE 6 - RECEIVABLES

Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company at fiscal year end. This amount is refundable to the Company in Canadian Dollars upon filing of a GST return. Total receivables of $84,761 include a GST refund due to the Company of $29,687, as well as certain other trade receivables totaling $55,074.

NOTE 7 - LONG TERM LIABILITIES

  The Company's long-term liabilities include notes payable of $2,250,000 resulting from a private placement of convertible promissory notes commenced May 25, 2000 and fully subscribed on July 26, 2000. The Notes carry a term of five years, bearing interest at a rate of 10% per annum, and are convertible into Promissory Note Units of Synergy at $3.00 per Unit, each promissory note unit consisting of one share of common stock, a warrant to purchase one share of common stock at $4.00 per share and another warrant to purchase an additional share of common stock at $8.00 per share. During the first two years from the date of issuance interest on the Notes compounds annually on the principal amount of the loan and continues for each year thereafter. During the initial two-year period the interest on the Notes accrues but is not payable until the fifteenth day following such two-year period. After the initial two year period, interest shall accrue on a quarterly basis and be payable on the fifteenth day following the end of each calendar quarter. Interest in the amount of $111,086 in respect of these Notes has been accrued to December 31, 2000 and is included on the Consolidated Balance Sheet as Accrued interest on notes. Terms of the Notes further state that any and all interest accrued on any notes converted within two years from the date of issuance will be forgiven. (See note 9 - Common Stock below).

  On October 19, 2000 the Company issued a promissory note in the principal amount of $1,000,000 to Stone Canyon Resources Ltd., which note bears interest at the Bank of America's prime lending rate less 1%, and is due and payable three years from the date of issue. Stone Canyon Resources Ltd. agreed to defer all interest payments on the note until the due date, at which time all interest accrued becomes immediately due and payable. This promissory note is recorded as a note payable to related party on the Consolidated Balance Sheet, and interest of $23,000 accrued on the note up to December 31, 2000 is included in Accrued interest on notes.

NOTE 8 - INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the years ended December 31, 2000 and 1999. Deferred tax assets comprise of the following at December 31, 2000 and 1999:
	2000	1999
Operating loss carry forwards	$2,098,521	$1,099,980
Organizational costs	-	2,437
Less: Valuation allowance	(2,098,521)	(1,102,417)

Net Deferred Tax Asset	$-	$-

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31:
	2000	1999
Tax benefit at statutory rate (34%)	$(2,064,504)	$(694,196)
Non-deductible expenses	1,154,306	539
State taxes, net of federal benefit	(88,343)	(67,124)
Deferred tax asset valuation change	998,541	760,781

Total Income Tax Benefit	$-	$-

As of December 31, 2000, the Company had U.S. operating loss carryforwards of approximately $5,427,000 which will expire if not used commencing 2019.

NOTE 9 - COMMON STOCK

  In November 1998, the Company commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per 504 Unit. Each 504 Unit consisted of one share of common stock and one stock warrant exercisable at any time two years from the date of issue at $1.00 per share for each warrant exercised. The Company completed this offering of 1,500,000 504 Units in April 1999 for a total value of $750,000. During the fiscal year ended December 31, 2000, the Company offered to certain subscribers under the aforementioned Rule 504 private placement the option of canceling the warrant portion of the subscribed for 504 Units and participating in an offering of New Units made pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 ("Regulation S"), with each New Unit consisting of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two years from the time of subscription. The Company has agreed to keep the offering open until either fully subscribed or April 2001, which would be the expiration date of the original warrants under the Rule 504 private placement. The price of these New Units is $1.00, which is the same price as the share purchase warrants that have been canceled. As at year end no New Units had been issued by the Company under this offering.

  In December 1999, the Company commenced a private placement of its common stock pursuant to Regulation S at $0.50 per Reg S Unit, each Reg S Unit consisting of one share of common stock and one warrant exercisable for a period of one year from the date of issuance at $1.00 per share. A total of 53,000 Reg S Units were sold to the end of December 31, 1999. In January 2000, an additional 10,000 Reg S Units under this offering were sold for total proceeds of $5,000, and the offering was closed. In December 2000 a total of 5,000 share purchase warrants available for purchase under this offering were exercised at $1.00 per share for total proceeds of $5,000. As at December 31, 2000 all share purchase warrants, which remained unexercised, had expired save for 10,000, which remained available for exercise until January 2001.

  On January 14, 2000, a Financing and Security Agreement was entered into by and among Stone Canyon Resources Ltd., and the Company (collectively the "Borrowers") and James E. Nielson and Wood River Trust (collectively the "Lenders"), in regard to a loan to Stone Canyon Resources Ltd. in the amount of $300,000 for allocation towards development of the 4 bbl per day SYNGEN demonstration plant. Stone Canyon Resources Ltd. agreed to hold in trust an equal amount of funds receivable by way of a refund from Natural Resources Canada as collateral for a period of ninety days following the initial start up of the SYNGEN demonstration plant, at which time the Lenders may choose either (i) to convert the loaned amount into 600,000 Units of Synergy, at which time an amount of $300,000 would be due to Synergy from the Stone Canyon Resources Ltd. as consideration for the units; or (ii) a release of the funds held in trust in an amount equal to the principal balance and all accrued interest therein, with any additional trust funds to be released to Stone Canyon Resources Ltd. Each Unit consisted of one share of common stock of Synergy and one warrant to purchase an additional share of common stock for $1.00 per share. On June 13, 2000, Wood River Trust and James E. Neilson advised the Company of their election to convert the loaned amounts to Synergy Units. As a result 600,000 shares of common stock were issued during the year ended December 31, 2000, along with warrants to purchase an additional 600,000 shares. (See note 5(d) - Related Party Transactions above)

  On January 14, 2000, a second Financing and Security Agreement was entered into by and among Stone Canyon Resources Ltd. and the Company and Caribbean Overseas Investments Ltd. (the "Lender") with the same terms as the above-described financing agreement, except the loan amount was $50,000, convertible into 100,000 Units. During the year ended December 31, 2000, the Lender elected to convert $50,000 of the loan into Units. As a result 100,000 shares of common stock were issued along with a warrant to purchase an additional 100,000 shares. (See note 5(d) - Related Party Transactions above).

  On May 25, 2000, the Company commenced a private placement of up to $2,250,000 of its convertible promissory notes (the "Notes"). The Notes are convertible into Promissory Note Units of the Company, with each promissory note unit comprised of one share of common stock, a warrant to purchase one share of common stock at $4.00 per share and another warrant to purchase an additional share of common stock at $8.00 per share, at the price of $3.00 per Promissory Note Unit. As of July 26, 2000 the private placement was fully subscribed and closed. The net proceeds were allocated between the beneficial conversion feature and the promissory notes based on their relative fair values. The fair value of the Promissory Note Units was determined using the fair value of the underlying common stock and the warrants on the commitment date. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 169%, risk-free interest rate of 6.38% and estimated life of two years. The beneficial conversion feature was allocated all of the net proceeds resulting in a discount on the Notes of $2,250,000. Since the Notes are convertible upon issuance, the discount was immediately amortized and resulted in amortization expense of $2,250,000. The private placement was conducted pursuant to Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933 and was offered only to accredited investors or others deemed appropriate by the Company. The Company used the services of Belle Haven Investments L.P. as selling agent for the private placement. Belle Haven received a cash commission of five percent (5%) of every Note sold. Belle Haven also received a warrant to purchase up to 52,666 Promissory Note Units at the exercise price of $3.00 per Unit. The Company also issued warrants for 32,000 Promissory Note Units to other individuals for finders' fees in completing this private placement. A total amount of $343,744 relating to the fair value of the warrants granted as commission and finders' fees is expensed in the Consolidated Statement of Operations as compensation related to warrants.

  Further discussed in Note 4 - Investments, Acquisitions and Technology Development above, a total of 13,000,000 shares of the Company's common stock were released from escrow effective August 2, 2000 and a further 1,943,510 shares were issued under the terms of certain share exchange agreements and amendments thereto between the Company and Laxarco Holding Limited. The shares are recorded on the financial statements with a fair market value of $2.5448 per common share for a total of $38,028,244.

  As further discussed in Note 4 - Investments, Acquisitions and Technology Development above, the Company issued 500,000 shares of common stock to Dr. Pierre Jorgensen on September 25, 2000 in connection with his agreement to reduce his royalty to earnings realized on the CPJ Technology. The shares are recorded on the financial statements with a fair market value of $2.125 per share for a total of $1,062,500.

  In August 2000, the Company canceled a total of 1,642,858 shares originally issued to certain founding shareholders of the Company due to the fact that the Company believed adequate consideration had not been given for such shares at the time of issue. This contention was the main issue in certain litigation predominantly involving the Company and Bataa Oil, Inc., a Colorado corporation. See Note 10(a) - Commitments and Contingencies - Litigation. Subsequent to the cancellation of these shares, a Settlement Agreement was entered into September 13, 2000 between certain parties to the litigation that resolved and dismissed pending lawsuits between Bataa Oil Inc. and its employees and related entities, and the Company and certain other related individuals and entities. Pursuant to such Settlement Agreement, Bataa Oil, its employees and its related entities disclaimed all rights to and interest in 411,842 shares of the Company's common stock. The Company entered into negotiations with the remaining founding shareholders affected by the litigation as to reinstatement of their originally issued shares. Pursuant to these negotiations the Company entered into agreements with certain founding shareholders effective October 31, 2000 whereunder a total of 1,146,122 shares were reinstated. Of a total of 1,146,122 shares reinstated, 179,016 shares were reinstated to Stone Canyon Resources Inc. from the 411,842 shares disclaimed by Bataa Oil Inc., its employees and related entities, to provide compensation for development and exploration investments lost as a result of certain undisclosed lease expiration dates. As at December 31, 2000 a total of 496,737 shares originally issued to founding shareholders remain canceled. Of these shares 232,827 remain canceled with no possibility for re-issue from an original 411,842 shares of the Company's common stock originally issued to Bataa Oil Inc., its employees and related entities, and 263,910 shares remain canceled pending ongoing litigation that involves the Company in the Denver County District Court (case #99CV3842) against the remaining named plaintiffs, Richard and Anita Knight and Tedd and Mary Duncan.

  The following table summarizes the warrants issued, exercised and expired during the fiscal years ended December 31, 2000 and 1999 and those warrants which remain outstanding as at December 31, 2000:

	Years ended December 31,
	2000	1999

Warrants to purchase common shares, beginning of year	1,863,000	350,000

Warrants issued during the year
At $1.00 per share	710,000	1,553,000
At $3.00 per Unit (Note 9(e))	84,666	-

Warrants exercised during the year, $1.00 per share	(431,000)	(40,000)

Warrants canceled during the year, $1.00 per share (Note 9(a))	(1,264,000)	-

Warrants expired unexercised during the year, $1.00 per share (Note 9(b))	(48,000)	-
Warrants to purchase common shares, end of year	914,666	1,863,000

  Stock Options

  The Company has four stock option plans as follows:

  1998 Directors' and Employees Stock Option Plan (approved by shareholders June 5, 1998) (Plan "A");

  1999 Directors' and Employees Stock Option Plan (approved by shareholders June 29, 1999 (Plan "B");

  1999 Directors' and Advisory Board Members Stock Option Plan (approved by shareholders September 30, 1999) (Plan "C"); and,

  2000 Employees Stock Option and Stock Award Plan (approved January 5, 2000) (Plan "D").

  Additionally, on March 3, 2000, the Company granted stock options to purchase 100,000 shares of common stock at $2.25 per share to a third parties as consideration for the use of certain property. During the fiscal year ended December 31, 2000 these options were canceled.

  The following table will summarize the outstanding options (excluding stock awards) as at December 31, 2000:
	Plan A 1998	Plan B 1999	Plan C 1999	Plan D 2000
Total shares authorized under plan:	900,000	1,000,000	1,100,000	1,500,000
Options/awards granted:
Employees (i)	250,000	335,000	-	146,573
Directors (i)	400,000	225,000	600,000	36,315
Non-employees, consultants (ii)	250,000	200,000	-	1,316,175
Advisory Board members (ii)	-	-	500,000	-
Total options granted	900,000	760,000	1,100,000	1,499,063(1)

Available for grant at 12.31.00	-	240,000	-	937

  (1) During the year ended December 31, 2000 a total of 1,359,063 shares were issued as compensation for bonafide services actually rendered under this Stock Option and Stock Award Plan.

  The options granted to employees and directors for their services as directors and employees are accounted for using the intrinsic value method. The aggregate intrinsic value of options granted during 2000 was $177,500, of which $177,500 was charged as compensation expenses in 2000 and $Nil was deferred until future periods.

    The options granted to non-employees and advisory board members are accounted for by the fair value method. The aggregate fair value of options granted and shares issued pursuant to these plans during 2000 was $803,830, of which $714,060 was charged to earnings in 2000 and $89,770 was deferred until future periods. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, weighted average expected volatility of 170%, weighted average risk-free interest rate of 6.44% and expected life of 1 year.

The following table summarizes the status of the Company's stock options (excluding stock awards) and changes thereto during the fiscal year ended December 31, 2000:
	Shares	Weighted Average Exercise Price, December 31, 2000
Outstanding at beginning of year	-	-
Granted during year	3,035,000	1.10
Canceled during year	(135,000)	2.03
Exercised during year	(105,000)	1.00
Outstanding at end of year	2,795,000	$1.05

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding at 12.31.00	Average Remaining Contractual Life	Average Exercise Price	Exercisable at 12.31.00	Average Exercise Price
$1.00 - $1.56	2,780,000	6.30 years	$1.04	2,148,333	$1.02
$2.50	15,000	4.80 years	$2.50	5,000	$2.50

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

	For the fiscal years ended December 31,		Cumulative from (Date of Inception) through
	2000	1999	December 31, 2000
Net Loss:
As Reported	$ 6,072,071	$ 2,041,752	$ 9,030,456
Pro Forma	$ 6,650,691	-	$ 9,609,076
Basic and Diluted loss Per share:
As Reported	$ 0.31	$ 0.18	$ 0.72
Pro Forma	$ 0.34	-	$ 0.76

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a) Litigation - Background

During 1996, Stone Canyon Resources Inc., a Colorado corporation and former wholly owned subsidiary of the Company, (see Note 2 - Reorganization) purchased interests in certain leasehold properties. Acquisition and development costs totaling $458,080 associated with such interests were paid to Bataa Oil, Inc., a Colorado corporation, by the founding shareholders of Stone Canyon Resources Inc., and such amount was repaid to the founding shareholders by Stone Canyon Resources Inc. Prior to a merger with Synergy, Stone Canyon Resources Inc. issued a total of 1,700,000 shares of its common stock to certain founders of Stone Canyon Resources Inc., including 411,842 shares to Bataa and its designees and 63,910 shares to Richard and Anita Knight, as part of the consideration for such properties. Such shares were exchanged for an equal number of shares of Synergy as part of a share exchange agreement executed in November 1997 between Synergy, Stone Canyon Resources Inc. and Stone Canyon Resources Ltd., an affiliated private Alberta corporation.

Stone Canyon Resources Inc. and the Company contended that Bataa Oil represented to Stone Canyon Resources Inc. and/or its affiliates at the time of acquisition that the price for these leasehold properties was set at the price paid by Bataa Oil for the same. Subsequently it was learned that Bataa Oil's costs for these properties were far less than the amount charged, and the Company was advised by legal counsel that the issuance of the shares to Bataa Oil and its designees was without the kind, amount or form of consideration as authorized by the Board of Directors and could therefore be deemed to be an invalid issuance. In order to protect the interests of all shareholders in early 1999, the Company placed a "stop transfer" with the Company's transfer agent against all of the remaining founders shares totaling 1,642,858, including 411,842 shares of its common stock owned by Bataa Oil and its designees and 63,910 shares owned by Richard and Anita Knight.

As a result of this dispute, Bataa, Richard and Anita Knight and certain others, filed a complaint in the District Court, County of Denver, in the State of Colorado against the Company, its then wholly-owned subsidiary, Stone Canyon Resources Inc. and Stone Canyon Resources Ltd., which was previously the Company's sole controlling shareholder. The Company disputed the allegations made by the plaintiffs as untrue and commenced a vigorous defense of the legal action. Subsequent to the filing of this initial complaint, various additional complaints and counter-complaints were filed by all parties to the legal actions and these complaints included various additional plaintiffs and defendants.

On September 13, 2000, the Company, Stone Canyon Resources Inc., Stone Canyon Resources Ltd., and other individuals and entities entered into a Settlement Agreement with Bataa Oil and its employees and related entities that resolved and dismissed the pending lawsuits in each of the aforementioned cases. Pursuant to such Settlement Agreement, Bataa Oil, its employees and its related entities disclaimed all rights to and interest in 411,842 shares of the Company's common stock. The Company paid no damages, attorneys' fees or other remuneration, either directly or indirectly in connection with such Settlement Agreement.

As a result of such Settlement Agreement, the only pending litigation that involves the Company is in the Denver County District Court (case #99CV3842) against the remaining named plaintiffs, Richard and Anita Knight and Tedd and Mary Duncan.

Further to the September 13, 2000 Settlement Agreement, the Company entered into negotiations with certain of the remaining founding shareholders effected by the litigation as to reinstatement of their originally issued shares. Pursuant to these negations the Company entered into agreements with certain founding shareholders effective October 31, 2000 where under a total of 1,146,122 shares were reinstated. See Note 9 - Common Stock above.

  Licensing and Consulting Agreements - Effective September 30, 1998, Synergy Technologies entered into an agreement with Stone Canyon Resources Ltd., whereby Stone Canyon Resources Ltd. committed to fund the design and construction of a 4 bbl per day demonstration facility in the Province of Alberta in exchange for the Canadian marketing and licensing rights to Synergy's proprietary Gas to Liquids technology.

(c) Arbitration - On February 27, 2001, Synergy received a claim of damages from its former Chief Executive Officer, Mr. John Gradek, for an alleged breach of contract. This claim has been submitted to the International Center for Dispute Resolution of the American Arbitration Association and will arbitrated in Calgary, Alberta. On December 22, 2000, the Board of Directors of Synergy resolved that actions taken by Mr. Gradek amounted to "cause" under his employment agreement and that he was to be terminated without further compensation. On January 16, 2001 the Board of Directors removed Mr. John J. Gradek from the Board of Directors and as the Chief Executive Officer of the Corporation. Mr. Gradek claims that his termination as CEO of Synergy should have been without cause. As a result, he asserts that he is owed his monthly salary of $10,000USD for 32 months, plus paid vacation days and attorney fees of up to $80,000USD. Synergy asserts that Mr. Gradek's termination was for cause as he had breached his duties and responsibilities under his employment contract, had made false and defamatory statements and had damaged the reputation or standing of Synergy. Management of Synergy refutes all of Mr. Gradek's allegations in this case and will vigorously defend itself in this arbitration proceeding.

(d) Operating Lease - Effective September 1, 2000, the Company entered into a five-year non-cancelable lease which provided for monthly lease payments, including operating costs, of $20,314. A portion of the lease payments are invoiced monthly to Carbon Limited, a 50% owned subsidiary of the Company, for use of laboratory and office space. Minimum future rental payments under this lease with remaining terms in excess of one year are as follows:

2001 243,770

2002 243,770

2004 243,770

2005 162,513

NOTE 11 - OTHER EVENTS

On January 13, 2001 a total of 10,000 share purchase warrants issued in connection with a private placement of the Company's common stock commenced December 1999 pursuant to Regulation S expired unexercised. See Note 9 - Common Stock above.

Subsequent to year-end the Company received proceeds of $1,139,314 for the purchase of 1,139,314 Units at $1.00 per Unit pursuant to an offering commenced first quarter 2000 and made pursuant to Regulation S. Each Unit consists of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two years from the time of subscription. A total of 124,686 Units remain available for purchase under this offering until April 2001. See Note 10 "Common Stock" above. Proceeds of $1,139,314 were received by way of cash in the amount of $139,314, and by the retirement of a Promissory Note in the principal amount of $1,000,000 issued to Stone Canyon Resources Ltd. (see Note 4(b) - Investments, Acquisitions and technology development above). Interest accrued on the note up to the date of retirement remains due and payable.

Subsequent to year end a total of 5,500 stock options were exercised at $1.00 per share under the 1998 Directors and Employees Stock Option and Stock Award Plan.

Subsequent to year end 200,000 directors' stock options granted to Mr. John Gradek under the 1999 Directors' and Advisory Board Stock Option Plan were canceled.

Subsequent to year end 200,000 directors' stock options were granted to Mr. Barry J. Coffey under the 1999 Directors' and Employees stock option plan upon his acceptance of a position on the Company's Board of Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of February 28, 2000, Synergy dismissed Sarna & Co. as the principal accountant previously engaged to audit Synergy's financial statements. Sarna & Co. was engaged to audit Synergy's fiscal year ended December 31, 1998 and the subsequent period ended March 31, 1999.

Sarna & Co.'s report on Synergy's financial statements for the fiscal year ended December 31, 1998, did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was approved by Synergy's Board of Directors. During Synergy's two most recent fiscal years (of which Sarna & Co. audited only the 1998 fiscal year) and during all subsequent interim periods preceding Sarna & Co.'s dismissal, there were no disagreements between Synergy and the former accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

There were no reportable events (as such term is defined by paragraph (a)(1)(v) of Item 304 of Regulation S-B promulgated by the SEC) that occurred within Synergy's two most recent fiscal years nor any subsequent interim period preceding the dismissal of Sarna & Co.

Synergy provided Sarna & Co. with a copy of the disclosures made in its Current Report Form 8-K dated February 28, 2000, prior to the filing of the same. Synergy has requested Sarna & Co. to furnish it with a letter addressed to the SEC stating whether it agrees with the statements made in this Form 8-K and, if not, stating the respects in which it does not agree. Synergy has received the aforementioned letter from Sarna & Co.

As of February 28, 2000, Synergy engaged the accounting firm of Hansen, Barnett & Maxwell, a professional corporation, as its principal accounting firm to audit its financial statements. Synergy has not consulted with Hansen, Barnett & Maxwell regarding either the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on Synergy's financial statements; nor any disagreement or other reportable event (as such are defined in paragraphs (a)(1)(iv)-(v) under Item 304 of Regulation S-B) as no such disagreement or reportable event occurred as disclosed above.

As of December 7, 2000, Synergy dismissed Hansen, Barnett & Maxwell as the principal accountant previously engaged to audit its financial statements. Hansen, Barnett & Maxwell. was engaged to audit Synergy's financial statements for the fiscal years ended December 31, 1998 and 1999. Hansen, Barnett & Maxwell's report on Synergy's financial statements for the fiscal years ended December 31, 1998, and 1999 contained substantial doubt about Synergy's ability to continue as a going concern. Such report did not contain any other adverse opinion or a disclaimer of opinion nor was it in any other way qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was approved by the Registrant's Board of Directors.

During Synergy's two most recent fiscal years and during all subsequent interim periods preceding Hansen, Barnett & Maxwell's dismissal, there were no disagreements between Synergy and the accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Other than the comments with respect to substantial doubt about Synergy's ability to continue as a going concern as described above, there were no reportable events (as such term is defined by paragraph (a)(1)(v) of Item 304 of Regulation S-B) that occurred within Synergy's two most recent fiscal years nor any subsequent interim period preceding the dismissal of Hansen, Barnett & Maxwell.

Synergy provided Hansen, Barnett & Maxwell with a copy of the disclosures made in its Current Report Form 8-K dated December 7, 2000, prior to the filing of the same. Synergy requested Hansen, Barnett & Maxwell to furnish it with a letter addressed to the SEC stating whether it agrees with the statements made in the Form 8-K, which it did and which was attached to the Form 8-K as an exhibit.

As of December 7, 2000, Synergy engaged the accounting firm of KPMG LLP as its principal accounting firm to audit its financial statements. Synergy did not consult with KPMG regarding either the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on Synergy's financial statements; nor any disagreement or other reportable event (as such are defined in paragraphs (a)(1)(iv)-(v) under Item 304 of Regulation S-B) as no such disagreement or reportable event occurred as disclosed above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of all directors and executive officers of Synergy as of the date of this report, indicating all positions and offices with Synergy held by each person:

NAME	AGE	POSITION
Thomas E. Cooley	60

Chief Executive Officer and Member of the Board of Directors of Synergy; President and member of the Board of Directors of Carbon Resources Limited; President and member of the Board of Directors of Syngen Technologies Limited

Cameron Haworth	41	President and member of the Board of Directors of Synergy
Jacqueline Danforth	28	Secretary-Treasurer and member of the Board of Directors; Member of the Board of Directors Carbon Resources Limited, Syngen Technologies Limited and Lanisco Holdings Limited
James Shone	26	Member of the Board of Directors of Synergy
Marc Cernovitch	27	Vice President
James E. Nielson	69	Member of the Board of Directors
Duane F. Baumert	60	Member of the Board of Directors
Barry Coffey	49	Member of the Board of Directors

The members of Synergy's Board of Directors are elected by the holders of Synergy's common stock. Cumulative voting for directors is not permitted. The term of office of directors of Synergy ends at the next annual meeting of Synergy's shareholders or when the successors are elected and qualified. The annual meeting of shareholders is specified in Synergy's bylaws to be held within six months of the end of each fiscal year and the last annual meeting was held on June 28, 2000. The term of office of each officer of Synergy ends at the next annual meeting of the Synergy's Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his or her successor is elected and qualified. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Synergy.

Directors and Officers of Synergy

The following table furnishes the information concerning the officers and directors of Synergy as of March 16, 2001. The directors of Synergy are elected every year and serve until their successors are elected and qualify.

NAME	AGE	TITLE	TERM OF SERVICE
Thomas E. Cooley	60	Chief Executive Officer; Director	08/00 to Present
Cameron Haworth	41	President, Director	12/97 to Present
Jacqueline Danforth	28	Secretary-Treasurer, Director	12/97 to Present
Marc Cernovitch	27	Vice President	04/00 to Present
James Shone	26	Director	12/97 to Present
James E. Nielson	69	Director	09/00 to Present
Duane F. Baumert	60	Director	09/00 to Present
Barry Coffey	49	Director	01/01 to Present

Mr. Thomas E. Cooley - Chief Executive Officer and Director

Mr. Cooley has been Synergy's technology director since October 1997, became a member of the Board of Directors on August 2, 2000 and was appointed Chief Executive Officer as of January 16, 2001. Mr. Cooley previously served as President of Kvaerner Membrane Systems, Inc. from August 1994 through October 1997. Prior to that, from 1984 through August 1994, Mr. Cooley was the General Manager - Marketing and Engineering for Grace Membrane Systems, which was acquired by Kvaerner in August 1994. Mr. Cooley is a registered professional engineer in the State of Texas and the Province of Alberta, Canada. Mr. Cooley holds three U.S. patents and two Canadian patents and he has had eight papers published. Mr. Cooley is one of the pioneers of the development application of gas permeation membranes for natural gas processing. Mr. Cooley earned a B.A. degree in Chemical Engineering from Rice University in 1963 and a B.S. degree in Chemical Engineering from Rice University in 1964.

Mr. Cameron Haworth - President and Director

Mr. Haworth who has been with Synergy since December 1997, obtained his B.Sc. in December 1987 from the University of Wyoming and a Degree in Petroleum Technology from SAIT in 1984. Mr. Haworth was previously employed by Schlumberger (formerly REDA Services) as sales manager. Mr. Haworth has several years of experience in the oil and gas industry supervising and coordinating the marketing, sales and field services and order initiation for the Canadian market. Mr. Haworth has extensive experience in preparing business plans and presentation material.

Ms. Jacqueline Danforth - Secretary/Treasurer, Director and Audit Committee Member

Ms. Danforth has been an officer and director of Synergy since December 1, 1997, has been a member of Synergy's Audit Committee since March 16, 2001, has been a director of Carbon Resources since May 22, 1998 and has been a director of Syngen Technologies Limited since June 25, 1999 and a director of Lanisco Holdings Limited, since August 1999. Ms. Danforth has spent the past several years in the employ of publicly traded companies. Ms. Danforth provides contract administrative and accounting services to these companies. Ms. Danforth has recently expanded her duties to include a stronger focus on the oil and gas sector and has attended numerous courses and seminars offered by CAPL and the University of Calgary to familiarize herself with the industry. Ms. Danforth is currently completing her studies to become a certified general accountant.

Mr. Marc Cernovitch - Vice President

Mr. Cernovitch has been with Synergy since December 1997 and is currently employed as Vice-President. Mr. Cernovitch was previously employed with Georgia Pacific Securities as an investment advisor, Mr. Cernovitch studied the review and assessment of the financial operations of corporate operations. Mr. Cernovitch takes an active role in the management of Synergy's financial operations and investor relations. Mr. Cernovitch is an economics graduate of McGill University.

Mr. James Shone - Director and Audit Committee Member

Mr. Shone has been with Synergy since December 1997 and has been a member of the Audit Committee since March 16, 2001. Mr. Shone is currently employed by the Business Development Bank of Canada (BDC) in the finance department. Previously employed with the Trust Company of the Bank of Montreal as a client service officer, Mr. Shone understands the review and assessment of the financial operations of corporate operations. Mr. Shone takes an active role in the management of Synergy's financial operations and annual corporate expenditures. Mr. Shone has knowledge of financial statement review and preparation, budgeting and financial forecasting. Mr. Shone is a graduate of McGill University with a B.Com degree in Finance in 1996.

Mr. James E. Nielson - Director and Audit Committee Member

Mr. Nielson served on Synergy's Advisory Board from January 2000 until his election to the Board of Directors in September 2000. Mr. Nielson has been a member of the Audit Committee since March 16, 2001. With an extensive career as an oil and gas executive, Mr. Nielson brings an understanding of the industry to Synergy. Mr. Nielson was President and Chief Executive Officer of Husky Oil of Calgary, Alberta, Canada, from 1973 to 1979, during which time Husky Oil experienced tremendous growth, a four-fold increase in operating revenues and a six-fold increase in profits. He also began the planning that led to the development of Husky's heavy oil upgrader at Lloydminster, Alberta. Upon his return to Wyoming in 1979, Mr. Nielson formed JN Oil and Gas, a privately owned exploration and production Company. After 12 years at the helm of JN Oil and Gas, he formed Nielson and Associates. Mr. Nielson, currently serves as a director at the American Petroleum Institute, the Shoshone First Bank of Cody, Wyoming, Y-Tex Corporation of Cody, Wyoming and Ultra Petroleum Corp.

Mr. Duane F. Baumert - Director

Mr. Baumert was elected to the Board of Directors in September 2000. Mr. Baumert has experience in the area of worldwide licensing of technology and intellectual property rights. Mr. Baumert has been the Business Director of UNICARB® Systems Business of the Union Carbide Corporation since 1990. Mr. Baumert has been with Union Carbide since 1966 and during that time has held the positions of Director of Marketing, National Sales Management and International Business Director. Mr. Baumert received a B.S. in Business Administration and Management from the University of Nebraska in 1963.

Mr. Barry Coffey - Director and Audit Committee Member

Mr. Coffey was elected to the Board of Directors in January 2001 and has been a member of the Audit Committee since March 16, 2001. Mr. Coffey is a senior human resources and operations executive with broad domestic and international experience spanning more than 20 years. He has held several senior management positions including RJR Nabisco (1984-1991), Sony Corporation (1991-1995), and QED Consulting (1995-2001), a global management-consulting firm of which he was a founder and managing partner. In addition, Mr. Coffey has extensive experience with the operation of both start-up and growth stage corporations. Mr. Coffey recently sold his interest in QED Consulting, and currently serves as Senior Vice President, Human Resources at PartMiner Inc. Mr. Coffey earned a B.A. degree and a M.A. degree from Scarritt College in 1976 and 1977 and a Ph.D. in Philosophy from Drew University in 1980.

Advisory Board

Synergy has also created an Advisory Board for the purpose of obtaining the advice and services of experienced knowledgeable business people and professionals. Synergy believes that this is a means by which additional advice may be obtained in areas that it needs assistance, such as finance, government environmental policy, international relations and law and publishing. While the Advisory Board's advice is sought by Synergy, the Advisory Board has no control or direct influence over the policies or management of Synergy or Synergy's Board of Directors.

Synergy's Advisory Board is comprised of the individuals identified below:

Senator Alan K. Simpson, Retired

In 1978 Mr. Simpson was elected to the United States Senate for the first of three terms. His political career included a period as the Assistant Majority Leader and a great deal of high profile committee work. During his service to the Environment and Public Works Committee, Mr. Simpson co-sponsored the Clean Air Act of 1994. Prior to his time on Capitol Hill, Mr. Simpson had a long career in the Wyoming State Legislature serving as the Majority Whip, Majority Floor Leader and Speaker Pro-Tem. The Simpson family has practiced law in Wyoming for more than one hundred years, and Alan Simpson was the third generation to take up the call. He practiced law for eighteen years including a short term as the Wyoming Assistant Attorney General. Mr. Simpson sits on numerous Boards, including the Board of Directors for IDS Mutual Fund Group, Biogen Corporation and PacifiCorp.

Gordon Barrows

Mr. Barrows has had a long and distinguished career as a publisher and world authority on the structure and suitability of oil and gas contracts and legislation. As the publisher of Petroleum Legislation, Basic Oil Laws and Concession Contracts, Mr. Barrows travels around the world advising private and government organizations. Mr. Barrows is the President of Barrows Company Inc., and is an advisor to various international organizations including the United Nations, the World Bank and various national governments. Mr. Barrows has a Bachelor of Arts in mathematics and languages from the University of Wyoming and a Master of Arts in international relations and law from John Hopkins. He speaks fluent French and Spanish.

H.S. (Scobey) Hartley

Mr. Hartley brings an entrepreneurial drive to the Synergy Board with a background that spans a wide range of petroleum-related projects. In addition to being the current Chairman of the Board of Prism Petroleum Ltd. and President of Faster Oilfield Services Ltd., Mr. Hartley was the President and co-founder of Cayenne Energy Corporation, the owner and President of Sea Hawk Resources, and the President of Smith International Canada, Ltd. Mr. Hartley sits as a Director on the Boards of the Heritage Park Society, Production Operators Canada, Inc., and iCore, Alberta Informantics Circle of Research, among others.

Charles C. Rumsey, Jr.

Mr. Rumsey brings a diverse range of talents to Synergy. As a private financier of oil and gas investments, Mr. Rumsey has a well-established network of contacts on Wall Street. Over the years, Mr. Rumsey has been a significant investor in several new oil companies, some of which became publicly traded. The founder and President of Sunshine Pacific Corp., a privately held oil company, Mr. Rumsey has been an investor with Synergy since the beginning. Mr. Rumsey is a graduate of Harvard Law School and practiced law in New York for many years before devoting his full-time efforts to oil and gas and fine art investments.

Technical Staff and Inventors

Dr. Albin Czernichowski

Dr. Czernichowski is co-inventor of the SynGen process and, for forty years, has been involved in different areas of plasma chemistry. For the past ten years, he has been developing plasma reactors for hydrocarbon conversion processes, many of these related to environmental cleanup.

Dr. Pierre Jorgensen

Dr. Jorgensen, inventor of the CPJ process, and a director of Carbon Resources Limited, is a retired French process engineer who spent his career dealing with the fluid catalytic cracker, cokers, visbreakers and bott om-of-the-barrel refinery economics.

Dr. Vladimir S. Boudtsov

Dr. Boudtsov, Technical Director of Fischer-Tropsch, trained at Novocherkassk Polytechnical University in Russia to become a chemical technology engineer and is a qualified specialist in the Fischer-Tropsch production of hydrocarbons from synthesis gas. Dr. Boudtsov's Ph.D. thesis was devoted to the investigation of Fischer-Tropsch catalysts and process design. He has ten scientific publications and one patent in Russia.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the senior executive officer of Synergy during any portion of the last three fiscal years and the most highly compensated executive officer of Synergy's subsidiary, Carbon Resources Limited. No disclosure need be provided for any executive officer, other than the senior executive officer, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000USD.

Name and Principal Position	Year	Salary($USD)	Other Annual Compen-sation	Securities Underlying Options	All Other Compen-sation (USD)
Cameron Haworth, President and Director	1998	0	-	100,000(1)	-
Cameron Haworth, President and Director	1999	0	-	150,000(1)	-
Cameron Haworth, President and Director	2000	66,134	-	-	-
John Gradek, Chief Executive Officer and Director	2000	44,018	-	-	-
Thomas E. Cooley, President & Director of Syngen Technologies Limited and Director of Carbon Resources Limited	1999	0	-	220,648(2)	-
Thomas E. Cooley, President & Director of Syngen Technologies Limited and President & Director of Carbon Resources Limited	2000	140,000	10,673	250,000	1,583

1. Mr. Haworth received options for 250,000 shares of common stock in exchange for his services as President and a member of the Board of Directors for the years 1998 and 1999. Since the exercise price for such options exceeded the market price for the shares during the time that they were earned, no value has been ascribed to such options.

2. Mr. Cooley received 220,648 shares of Synergy as compensation for his services in 1999, which was valued at $143,921USD.

Compensation Pursuant to Management Contracts

Mr. Cooley receives compensation for his services through a consulting agreement between Synergy and Glidarc Technologies (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

Other Compensation

None; no stock appreciation rights or warrants exist.

Compensation of Directors

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 23, 2001 with respect to the beneficial ownership of Synergy's common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of Synergy's officers and directors, and by the officers and directors of Synergy as a group.

Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next sixty days) are exercised and additional shares of common stock are issued:

Common Stock

BENEFICIAL OWNER	NUMBER OF SHARES	PERCENT OF CLASS
Laxarco Holding Limited 2 Sofouli Street, Nicosia Cyprus	14,943,510	50.6%

Thomas Cooley - Chief Executive Officer and Member of Board of Directors(1,9)	985,489	3.3%

Cameron Haworth - President and Member of Board of Directors(2,9)	257,000	---%

Marc Cernovitch - Vice President and Member of Board of Directors(3,9)	1,272,543: 92,343 shares owned directly; 5,200 shares owned by CMJ Consulting Ltd. of which Mr. Cernovitch is the sole officer, director and shareholder; 470,000 shares and warrants for 470,000 shares subscribed for by CMJ Consulting Ltd. but unissued as of the date referenced above.	4.1%

Jacqueline Danforth - Secretary-Treasurer and Member of Board of Directors(4,9)	467,286: 161,949 shares owned directly and 70,337 shares owned beneficially by Argonaut Management Group Inc. of whom Ms. Danforth is the sole shareholder, officer and director	1.6%

James Shone - Member of Board of Directors(5), 305 Milner Avenue, Suite 112 Metro East Corporate Centre Toronto, Ontario, M1B 3V4	114,500	---%

James E. Nielson - Member of Board of Directors(6), P.O. Box 2850, Cody, Wyoming 82414	580,000	1.9%

Duane F. Baumert - Member of Board of Directors(7) , 38 Huntingtown Road, Newton, CT 06470	128,500	---%

Barry Coffey, Member of Board of Directors, 4321 Park Avenue South, 12 Floor, New York, New York, 10016(8)	100,000	---%

Officers and Directors as a group	3,905,318	12.5%

1. Mr. Cooley's total shareholdings of 985,489 includes options for 250,000 shares; his wife, Carolyn Cooley, owns 125,000 of the 785,482 shares in her name. Mr. Cooley is also a shareholder of Laxarco Holding Limited but disclaims any investment control over or beneficiary interest in the shares of Synergy owned by Laxarco Holding Limited, for purposes hereof.

2. Mr. Haworth's total shareholdings of 257,000 include options for 244,500 shares.

3. Mr. Cernovitch's total shareholdings of 1,272,543 include options for 235,000 shares.

4. Ms. Danforth's total shareholdings of 467,286 include options for 235,000 shares.

5. Mr. Shone's total shareholdings of 114,500 include options for 100,000 shares.

6. Mr. Nielson's total shareholdings of 580,000 include options for 330,000 shares.

7. Mr. Baumert's total shareholdings of 128,500 include options for 125,000 shares; his wife Dorothy T. Baumert, owns 3,500 in her retirement plan.

8. Mr. Coffey's total shareholdings are all options for 100,000 shares.

9. The address for Messrs. Cooley, Haworth and Cernovitch and Ms. Danforth is 335 - 25th Street, S.E., Calgary, Alberta, T2A 7H8

Changes of Control

On August 2, 2000, Synergy's Board of Directors resolved to release from escrow 13,000,000 shares of common stock being held against the shares of Syngen Technologies Limited and the title to the heavy oil upgrading technology, known as CPJ. The 13,000,000 shares were issued in the name of Laxarco Holding Limited. These shares were released in the fourth quarter of fiscal year 2000, pursuant to a written agreement in which an undertaking was provided by Laxarco Holding to supply technical personnel in accordance with terms and conditions set forth in its previous agreement with Carbon Resources and the shares of Syngen Technologies Limited were released from escrow to Synergy. Laxarco was also issued an additional 1,943,510 shares in accordance with an anti-dilution provision found in the amended technology transfer agreement dated October 31, 1999, between Laxarco Holding Limited, Synergy and Carbon Resources, which provides for the issuance of additional shares to enable Laxarco Holding Limited to maintain its proportionate interest in Synergy until the 13,000,000 shares were released from escrow. Accordingly, this anti-dilution clause is no longer in effect.

The total number of shares of all classes of stock that Synergy is authorized to issue is 50,000,000 shares of common stock, $0.002USD par value. We had 29,541,164 shares of common stock outstanding as of December 31, 2000.

Common Stock

The holders of common stock are entitled to one vote per share on all matters voted on by our stockholders, including the election of directors. Except as otherwise required by law, the holders of shares of common stock exclusively possess all voting power of our stockholders. The holders of common stock are entitled to those dividends as may be declared form time to time by the board of directors from funds available for dividends.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 1999, Synergy Technologies and its subsidiaries were charged $95,021USD for management services and rent by CMJ Consulting Ltd, a private Alberta corporation that has a common officer with Synergy Technologies Corporation. Mr. Marc Cernovitch, Vice President of Synergy, has been an officer and director of CMJ Consulting Ltd. since October 1997, and a shareholder since September 1997. Further Ms. Jacqueline Danforth, an officer and director of Synergy, served as an officer of CMJ Consulting from October 1997 to September 1999 and was a nominee holder of one-third of the outstanding stock until March 1998.

During fiscal 1999 CMJ converted a total of $166,000USD from outstanding loans made during 1998 and 1999 to 332,000 units of the common stock of Synergy at $0.50USD per Unit under a Regulation D Offering in February 1999. They also converted a total of $69,000USD from outstanding accounts payables incurred in the general course of business to 138,000 units of common stock of Synergy. CMJ purchased an additional 124,686 units of Synergy Technologies for cash proceeds of $62,343USD in April 1999. As at December 1999 an amount of $13,343USD in loans and $76,861USD in accounts payable remained outstanding.

During fiscal 2000 a total of 131,573 shares of Synergy were issued to Mr. Marc Cernovitch in consideration for consulting services rendered by CMJ to the Company and its subsidiary to the end of fiscal 1999. All other amounts outstanding to CMJ at the end of fiscal 1999 were repaid in fiscal 2000.

During the fiscal year ended December 31, 1999, Synergy was charged a total of $211,040USD in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services. Mr. Thomas Cooley is the President of Glidarc Technologies and Chief Executive Officer and a Director of Synergy, the President and a Director of Carbon Resources Limited, a private Cyprus Corporation of which Synergy holds a 50% interest and the President and a Director of Syngen Technologies Limited, a wholly-owned subsidiary of Synergy. As at December 31, 1999, an amount of $190,720USD for services rendered remained due and payable to Glidarc Technologies, which was paid in the form of the issuance of 304,989 shares on February 16, 2000. During the fiscal year ended December 31, 2000, Synergy was charged a total of $146,919USD by Glidarc Technologies. As at December 31, 2000, an amount of $23,515USD remained due and payable to Glidarc Technologies. As of the date of this filing, $17,606USD has been paid toward such outstanding balance.

In September 1998 Synergy and Stone Canyon Resources Ltd., a private Alberta corporation, entered into a letter agreement under which Stone Canyon Resources Ltd., a private Alberta Corporation, agreed to fund the development of a 4 barrel/day gas-to-liquids- demonstration facility in return for the Canadian marketing and licensing rights to the technology. Ms. Jacqueline Danforth and Mr. Cameron Haworth are officers and directors of both Synergy and Stone Canyon Resources and Ms. Danforth is a greater than 5% shareholder of Stone Canyon Resources. Pursuant to this agreement, during the fiscal year ended December 31, 1998, an invoice was issued to Stone Canyon Resources in the amount of $370,799USD for reimbursement of all costs incurred in respect of the development of the 4 barrel/day facility. As of December 31, 1998, the consolidated receivable which remained due from Stone Canyon totaled $282,351USD.

During the fiscal year ended December 31, 1999, Stone Canyon Resources Ltd., an Alberta corporation, advanced funds to Synergy and its subsidiaries to reduce the amount outstanding at December 31, 1998. In addition, as at December 31, 1999, Syngen Technologies Limited (the Synergy Subsidiary to which the gas-to-liquids technology was transferred from Carbon Resources Limited) invoiced Stone Canyon Resources Ltd., the Canadian corporation, an additional $65,646USD for reimbursement of 4 barrel per day facility expenses incurred over the year. As at December 31, 1999, the consolidated receivable which remained due from Stone Canyon Resources Ltd., the Canadian corporation, totaled $32,067USD. During the fiscal year ended December 31, 2000 Stone Canyon Resources provided $1,441,429USD towards development of the gas-to-liquids demonstration facility, of which $795,023USD was provided by Synergy.

As of October 31, 2000, Synergy transferred all of the issued and outstanding shares of Stone Canyon Resources Inc., a Colorado corporation, to Stone Canyon Resources Ltd., the Canadian corporation. This transfer was done pursuant to a Share Exchange Agreement dated May 5, 1998, by and among Synergy, Stone Canyon Resources Ltd., Laxarco Holding Limited and Carbon Resources Limited. Prior to this transfer, Stone Canyon Resources Inc. had no operations. At the time of the execution of the Share Exchange Agreement in May 1998, Stone Canyon Resources Inc. held several promising oil and gas development leases involved in certain ongoing exploration and development programs Synergy undertook to move forward. Subsequently, during the course of review of these development leases, Synergy discovered certain information that prevented continuation with the proposed development programs (See ITEM 3. LEGAL PROCEEDINGS). As a result many of the leases expired undeveloped and were written down by Stone Canyon Resources Inc. Resultant from the relative discrepancy in value between the sale of 3,000,000 shares of Synergy by Stone Canyon Resources Ltd. to certain shareholders of Laxarco Holding Limited pursuant to the Share Exchange Agreement and nil asset value in Stone Canyon Resources Inc. resulting from the abandonment of the proposed lease development program by Synergy, Stone Canyon Resources Ltd. and Synergy entered into negotiations to resolve the remaining terms of the Share Exchange Agreement in the spirit in which the initial agreement was intended. On October 19, 2000 Synergy agreed to transfer its interest in Stone Canyon Resources Inc. and to issue a promissory note to Stone Canyon Resources Ltd. with a principal amount of $1,000,000USD bearing interest at the Bank of America's prime lending rate less 1%, due and payable three years from the date of issue.

On January 14, 2000, James Nielson and the Wood River Trust entered into a Financing and Security Agreement with Synergy whereby $300,000USD was loaned to Synergy. Mr. Nielson became a member of the Board of Directors of Synergy on September 27, 2000. Mr. Nielson's portion of the loan was $125,000USD. The loan accrued interest at the rate of 8% per annum and was convertible into shares of Synergy's common stock at the rate of $0.50USD per share. Upon conversion of the loan, all accrued interest thereon is forgiven. On June 13, 2000, the loan was converted and Mr. Nielson received 250,000 shares of Synergy's common stock. Mr. Nielson became a member of Synergy's Board of Directors on September 27, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) See attached exhibit list following the signatures below.

(b) (1) A Current Report on Form 8-K, dated September 25, 2000, was filed with the SEC, which reported an Item 5 event.

(2) A Current Report on Form 8-K, dated December 7, 2000, was filed with the SEC, which reported an Item 4 event.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY TECHNOLOGIES CORPORATION

By:/s/ Thomas E. Cooley

Name: Thomas E. Cooley

Title: Chief Executive Officer

Date: March 30, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Jacqueline Danforth

Name: Jacqueline Danforth

Title: Acting Chief Financial Officer

Date: March 30, 2001

By:/s/ Kelly Warrack

Name: Kelly Warrack

Title: Controller

Date: March 30, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Thomas E. Cooley

Name: Thomas E. Cooley

Title: Chief Executive Officer and Board of Directors

Date: March 30, 2001

By:/s/ Cameron Haworth

Name: Cameron Haworth

Title: President and Board of Directors

Date: March 30, 2001

By:/s/ Jacqueline Danforth

Name: Jacqueline Danforth

Title: Secretary-Treasurer and Board of Directors

Date: March 30, 2001

By:_________________________________________

Name: Duane F. Baumert

Title: Board of Directors

Date:_______________________________________

By:________________________________________

Name: James E Nielson

Title: Board of Directors

Date:_______________________________________

By:________________________________________

Name: Barry Coffey

Title: Board of Directors

Date:_______________________________________

By:/s/ James Shone

Name: James Shone

Title: Board of Directors

Date: March 29, 2001

INDEX OF EXHIBITS FILED HEREWITH

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3(i)	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to Registrant's Statement on Form SB-2 filed on October 13, 2000.
3(ii)	By-Laws	Incorporated by reference to Exhibit 3(ii) to Registrant's Statement on Form SB-2 filed on October 13, 2000.
4	Specimen Stock Certificate	Incorporated by reference to Exhibit 4 to Registrant's Statement on Form SB-2 filed on October 13, 2000.
10.1	Assignment of Technology Agreement by and between Laxarco Holding Limited and Carbon Resources Limited dated May 1, 1998	Incorporated by reference to Exhibit 6.1 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.2	Share Exchange Agreement by and among Laxarco Holding Limited, Carbon Resources Limited, the Registrant and Stone Canyon Resources Ltd. dated May 5, 1998	Incorporated by reference to Exhibit 6.2 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.3	Amended and Restated Escrow Agreement by and between the Registrant and Laxarco Holding Limited dated June 25, 1999	Incorporated by reference to Exhibit 6.3 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.4	Option Letter Agreement by and between Laxarco Holding Ltd., Texas T. Petroleum Inc. and the Registrant dated June 25, 1999	Incorporated by reference to Exhibit 10.4 to Registrant's Statement on Form SB-2 filed on October 13, 2000.
10.5	Amendment No. 1 to the Assignment of Technology Agreement by and between Laxarco Holding Limited and Carbon Resources Limited dated June 25, 1999	Incorporated by reference to Exhibit 6.1 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.6	Amendment No. 1 to the Share Exchange Agreement by and among Laxarco Holding Limited, Carbon Resources Limited, the Registrant and Stone Canyon Resources Ltd. dated June 25, 1999	Incorporated by reference to Exhibit 6.10 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.7	Amendment No. 2 to the Share Exchange Agreement by and among Laxarco Holding Limited, Carbon Resources Limited, the Registrant and Stone Canyon Resources Ltd. dated June 25, 1999	Filed Herewith
10.8	Amendment No. 3 to the Share Exchange Agreement by and among Laxarco Holding Limited, Carbon Resources Limited, the Registrant and Stone Canyon Resources Ltd. dated October 31, 2000	Filed Herewith
10.9	Share Exchange Agreement by and among Laxarco Holding Limited, Carbon Resources Limited and the Registrant dated June 25, 1999	Incorporated by reference to Exhibit 6.12 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.10	Share Exchange Agreement by and between Texas T Petroleum Inc. and the Registrant dated June 25, 1999	Incorporated by reference to Exhibit 6.12 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.11

Amended and Restated Assignment of Technology Transfer Agreement by and between Pierre Jorgensen, the Registrant, Lanisco Holdings Limited, a subsidiary of the Registrant, and Capital Reserve Corporation, dated September 25, 2000

Incorporated by reference to Exhibit 10.9 to Registrant's Statement on Form SB-2 filed on October 13, 2000
16	Letter on change in certifying accountant	Incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K/A Filed on December 11, 2000
21	List of Subsidiaries of the Registrant	Filed Herewith.