Form 10QSB
period 2001-03-31
SYNERGY TECHNOLOGIES CORP
filed 2001-05-11
CIK 1080634

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-26721

SYNERGY TECHNOLOGIES CORPORATION
(Exact name of small business issuer
as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1379164 (IRS Employer Identification No.)

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

30,810,664 shares of Common Stock, $0.002 par value, as of May 8, 2001.

Transitional Small Business Disclosure Format
(check one): Yes__ No _X_

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNERGY TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(PREPARED BY MANAGEMENT)

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

SYNERGY TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

FINANCIAL STATEMENTS

(UNAUDITED)

PREPARED BY MANAGEMENT

March 31, 2001

Independent Chartered Accountants' Review Report

The Board of Directors

Synergy Technologies Corporation and Subsidiaries:

We have reviewed the consolidated balance sheet of Synergy Technologies Corporation and Subsidiaries (a development stage company) as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and the cumulative period from November 7, 1996 (inception) to March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. The cumulative statements of operations, stockholders' equity, and cash flows for the period November 7, 1996 (inception) to December 31, 2000 included amounts for the period from November 7, 1996 (inception) to December 31, 1999 which were audited by other auditors whose reports have been furnished to us, and our review report, insofar as it relates to the amounts included for the period November 7, 1996 (inception) to December 31, 1999 is based solely on the report of other auditors.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Synergy Technologies Corporation and Subsidiaries (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2001, we expressed an unqualified opinion on those consolidated financial statements. As stated above, the cumulative statements of operations, stockholders' equity, and cash flows for the period November 7, 1996 (inception) to December 31, 2000 included amounts for the period from November 7, 1996 (inception) to December 31, 1999 which were audited by other auditors whose report have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 7, 1996 (inception) to December 31, 1999 is based solely on the report of other auditors. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated March 27, 2001, on the consolidated financial statements of Synergy Technologies Corporation and Subsidiaries (a development stage company) as of and for the year ended December 31, 2000, contains an explanatory paragraph that states that the Company's has suffered negative cash flow from operations and requires additional financing which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated balance sheet as of March 31, 2001, does not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Calgary, Alberta, Canada

May 4, 2001

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(PREPARED BY MANAGEMENT) FOR THE

THREE MONTH PERIOD ENDED MARCH 31, 2001

TABLE OF CONTENTS

Financial Statements:

Unaudited Consolidated Balance Sheets - As at March 31, 2001 and year ended December 31, 2000

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000, and for the period from November 7, 1996 (Date of Inception) to March 31, 2001

Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000, and for the period from November 7, 1996 (Date of Inception) to March 31, 2001

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999
Notes to Unaudited Consolidated Financial Statements

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	As at March 31, 2001 (Unaudited)	As at December 31, 2000
Current assets
Cash	$614	$76,059
Receivables (Note 6)	59,117	84,761
Receivables - related parties (Note 5(a))	56,041	2,842
Prepaid expenses	46,359	73,714
Total current assets	162,131	237,376

Investments (Note 4)
SynGen technology	38,028,244	38,028,244
CPJ technology	1,062,500	1,062,500
Investment in private U.S. corporation	1,000,000	1,000,000
Total investments	40,090,744	40,090,744

Office equipment and computers, net of accumulated depreciation $29,173	71,946	80,361

Total assets	$40,324,821	$40,408,481
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$255,098	$212,794
Accrued expenses	90,938	85,437
Notes payable - related parties (Notes 5 (b) & (e))	276,983	-
Total Current Liabilities	623,019	298,231
Long term liabilities (Note 7)
Notes payable	2,250,000	2,250,000
Notes payable - related parties	-	1,000,000
Accrued interest on notes	201,785	134,086
	2,451,785	3,384,086

Total liabilities	3,074,804	3,682,317

Stockholders' equity
Common stock, $0.002 par value, 50,000,000 shares
Authorized, 30,771,664 (29,541,164 -2000) issued and outstanding	62,538	60,077
Additional paid in capital	47,014,352	45,786,313
Deferred compensation	(68,163)	(89,770)
Accumulated deficit	(9,758,710)	(9,030,456)
Total stockholders' equity	37,250,017	36,726,164

Total liabilities and stockholders' equity	$40,324,821	$40,408,481

Commitments and Contingencies Note 9

Going Concern Note 3

The accompanying notes are an integral part of these financial statements.

SYNERGY TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		Cumulative period from November 7, 1996 (Date of Inception) to March 31, 2001 (Unaudited)
	March 31, 2001 (Unaudited)	March 31, 2000 (Unaudited)

Other income
Interest income	563	-	32,006
Consulting income	-	-	8,927
	563	-	40,933

Expenses
General and administrative	395,583	309,847	3,565,162
Stock option compensation	21,607	435,438	913,167
Compensation related to warrants	-	-	343,744
Technology development	230,993	178,335	2,478,205
Dry well expenses	-	-	722,210
Total expenses	648,183	923,620	8,022,488

Loss from operations	(647,620)	(923,620)	(7,981,555)

Other expenses
Amortization of debt discount and offering costs	-	-	(2,250,000)
Accrued interest on notes payable	(67,699)	-	(201,785)
Share of expenses occurred by joint venture	(37,315)	-	(37,315)
Gain on disposition (Notes 4(a) &4(b))	24,380	-	711,945

Net loss before taxes	(728,254)	(923,620)	(9,758,710)

Provision for income tax	-	-

Net Loss	$(728,254)	$(923,620)	$(9,758,710)

Basic and diluted loss per common share	$(0.02)	$(0.07)	$(0.72)

Weighted average number of common shares used in calculation	30,179,736	12,663,149	13,629,431

The accompanying notes are an integral part of these financial statements.

SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the three month periods ended		Cumulative Period from November 7, 1996 (Date of Inception) to March 31, 2001 (Unaudited)
	March 31, 2001 (Unaudited)	March 31, 2000 (Unaudited)
Cash from operating activities
Net loss	$(728,254)	$(923,620)	$(9,758,710)
Adjustments to reconcile net loss to net cash from operations
Dry well expense	-	-	722,210
Depreciation	10,053	-	29,506
Amortization of unearned compensation	21,607	435,438	913,167
Amortization of debt discount and offering costs	-	-	2,250,000
Accrued interest on notes payable	67,699	-	201,785
Issuance of shares for services	-	7,822	397,829
Issuance of warrants for services	-	-	343,744
Exchange rate loss	12,442	2,257	47,419
Loss on disposition of assets	-	-	(686,232)
Changes in assets and liabilities
Accounts receivable	25,642	(50,471)	(59,118)
Prepaid expenses and deposits	27,355	(2,075)	(46,374)
Accounts receivable - related parties	(53,199)	(316,335)	(56,041)
Accounts payable	42,304	(75,183)	943,072
Accrued expenses	5,501	80,483	90,938
Net cash flows from operating activities	(568,850)	(841,684)	(4,666,805)

Cash from investing activities
Acquisition of oil and gas properties	-	-	(688,188)
Acquisition of property and equipment	(1,636)	(2,849)	(102,784)
Acquisition of equity security	-	-	(100,000)
Net cash flows from investing activities	(1,636)	(2,849)	(890,972)

Cash from financing activities
Proceeds from (payments to) notes payable - related parties	276,983	(13,143)	835,899
Proceeds from (payments to) notes payable	-	301,263	814,401
Proceeds from investor deposits	-	200,000	202,500
Proceeds from option income	-	-	200,000
Net proceeds from convertible debt	-	-	2,137,500
Sales of common stock	230,500	517,000	1,415,510
Net cash flows from financing activities	507,483	1,005,120	5,605,810

Effect of exchange rate changes on cash	(12,442)	(2,257)	(47,419)
Net change in cash	(75,445)	158,330	614
Cash at beginning of period	76,059	3,082	-

Cash at end of period The accompanying notes are an integral part of these financial statements	$614	$161,412	$614

SYNERGY TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Unearned Compensation	Total Stock-holders' Equity (Deficit)
Balance at December 31, 1999	11,989,327	$ 23,980	$ 1,484,455	$ (2,958,385)		$ (1,449,950)

Cancellation of founders shares	(496,736)					-

Issuance of shares for cash	710,000	1,420	353,580			355,000

Issuance of shares for royalty education	500,000	1,000	1,061,500			1,062,500

Issuance of stock options			981,330			981,330

Issuance of warrants for services September 29, 2000			343,744			343,744

Issuance of convertible debt			2,137,500			2,137,500

Issuance of shares from escrow	14,943,510	29,887	37,998,357			38,028,244

Warrants for stock, January through December 2000	431,000	862	430,138			431,000

Issuance of shares for services February 16, 2000 at average prices	1,359,063	2,718	890,919			893,637

Options exercised	105,000	210	104,790			105,000

Unearned compensation					(89,770)	(89,770)
Net loss for the period				(6,072,071)		(6,072,071)

Balance at December 31, 2000	29,541,164	$ 60,077	$ 45,786,313	$ (9,030,456)	$ (89,770)	$ 36,726,164

Units for stock - debenture	1,000,000	2,000	998,000			1,000,000

Units for stock - Cash	225,000	450	224,550			225,000

Options exercised	5,500	11	5,489			5,500

Unearned compensation					21,607	21,607

Net loss for the period				(728,254)		(728,254)

Balance at March 31, 2001	30,771,664	$ 62,538	$ 47,014,352	$ (9,758,710)	$ (68,163)	$ 37,250,017

The accompanying notes are an integral part of these financial statements.

SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
(A Development Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All dollar amounts used herein refer to U.S. dollars unless otherwise indicated.

Nature of Operations - Synergy Technologies Corporation ("Synergy" or "the Company") was incorporated in Colorado on February 10, 1997. The Company's wholly owned subsidiary, Syngen Technologies Limited, a Cyprus company, was incorporated on May 13, 1999. Synergy's 50% owned subsidiary, Carbon Resources Limited ("Carbon"), a Cyprus company, was incorporated on April 10, 1998; and Lanisco Holdings Limited, a wholly owned subsidiary of Carbon, was incorporated on September 7, 1998. These companies have been involved in the proving of technology through research and development since their inception.

Basis of Consolidation - These financial statements include the accounts of Synergy from October 24, 1997 and the accounts of its wholly owned subsidiary, Syngen Technologies Limited from its inception. In addition, we have consolidated the accounts of Carbon and Lanisco Holdings Limited, wholly owned subsidiaries of the Company from inception up to November 1, 2000. Thereafter Carbon is a 50% owned subsidiary of Synergy. Accounts of Carbon have been fully consolidated up to November 1, 2000 and subsequently the accounts of Carbon have been consolidated based on the Equity Method as to the Company's 50% interest. In November 2000 upon agreement between Synergy and its equal shareholder in Carbon, it was determined to transfer all assets and liabilities in Lanisco, to Carbon, the sole shareholder of Lanisco, and also to commence proceedings to dissolve Lanisco. On November 1, 2000, Lanisco Holdings rolled-up into Carbon and transferred all assets and liabilities to Carbon, including its interest in the CPJ technology.

These financial statements also include the accounts of Drake Synergy Petroleum Ltd., a 50% owned Nigerian corporation which was formed during the quarter ended March 31, 2001. Investments in Drake Synergy Petroleum Ltd., less the Company's 50% share in operating losses, are recorded on the Company's balance sheet as an account receivable from a related party. Drake Synergy Petroleum carries out operations in Nigeria in respect of the Company's pursuit of GTL opportunities in that country.

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

Intangibles - Intangible assets will be amortized over the estimated useful life of the asset. The Company believes the estimated useful life of the SynGen and CPJ technologies to be 15 years. Each respective technology has patents in effect for a 17-19 year period. No amortization expense has been recorded on these investments as at the fiscal year ended December 31, 2000 or three month period ended March 31, 2001.

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

During fiscal 2000 Synergy divested its 100% interest in Stone Canyon.

NOTE 3 - GOING CONCERN

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Synergy as a going concern. However, Synergy has had no significant income and has had negative cash flows from operating activities during the quarter ended March 31, 2001 and cumulatively from inception through March 31, 2001, which conditions raise substantial doubt about Synergy's ability to continue as a going concern. Synergy's continued existence is dependent upon its ability to obtain additional financing. The Company will attempt to continue to raise funds from the public and private markets and through arrangements with certain related and unrelated companies with which it is negotiating mutually beneficial agreements for the use of the technologies. However, there is no assurance that additional financing will be realized. If Synergy is unable to realize this additional financing, it could cease to be a going concern.

Development Stage Company - Since inception, the Company has spent most of its efforts raising capital and financing the research and development of certain technologies; however, it has not yet had sales sufficient to sustain operations and has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations. To date the Company has had minimal revenues and has substantial debt, therefore, the Company is considered to be in the development stage.

NOTE 4 - INVESTMENTS, ACQUISITIONS AND TECHNOLOGY DEVELOPMENT

Investments reported on the Consolidated Balance Sheet of the Company include the following:
	March 31, 2001	December 31, 2000

Investment in SynGen Technology (See Note 4(a) below)	$38,028,244	$38,028,244

Investment in CPJ Technology (See Note 4(b) below)	1,062,500	1,062,500

Investment in private U.S. corporation (See Note 4(b) below)	1,000,000	1,000,000

	$40,090,744	$40,090,744

(a) SynGen: Pursuant to certain Share Exchange Agreements and amendments thereto entered into during the fiscal years ended December 31, 1998, 1999 and 2000 between the Company, Laxarco Holding Limited and certain other related parties, Synergy acquired all of the issued and outstanding shares of Syngen Technologies Limited (and thereby a 100% interest in and to the patented SynGen technology) effective August 2, 2000. On December 22, 2000 in respect of these transactions a total of 13,000,000 shares of Synergy were released from escrow and an additional 1,943,510 shares of Synergy were also issued to Laxarco to comply with the terms of the agreements. The 13,000,000 shares released from escrow and 1,943,510 shares issued to Laxarco have been recorded on the Consolidated Balance Sheet of the Company at fair market value of $2.5448 per share by calculation of a five-day average of the closing price of the Company's common shares traded on the Over the Counter/Bulletin Board for the two days immediately preceding and following August 2, 2000, for a total value of $38,028,244. The entire value booked has been allocated to technology rights for SynGen.

(b) CPJ: On January 6, 1999, Carbon acquired from the inventor the rights to a proprietary and patented technology called "CPJ". Under two further agreements entered into in the fiscal year ended December 31, 1999, between Synergy and Texas T Petroleum Ltd (a private Colorado corporation), Texas T Petroleum was granted the right to acquire 50% of the shares of Carbon (and thereby acquire a 50% interest in the CPJ technology), in exchange for payment to Synergy of an option fee of $100,000, aggregate expenditures of $1,000,000 towards development of the CPJ technology and the issuance of 2,000,000 Units of the common stock of Texas T Petroleum Ltd. to Synergy. Synergy expended the $100,000 option fee paid January 1999 in respect of these agreements to acquire an additional 1,000,000 Units of Texas T Petroleum Ltd. at a deemed price of $0.10 per share, which shares were issued to Carbon.

On October 20, 2000, Texas T Petroleum Ltd. fulfilled the terms of 1999 agreements and acquired a 50% interest in Carbon and thereby a 50% interest in the CPJ technology. In accordance with the terms acquisition agreements, Synergy transferred a 50% interest in Carbon to Texas T Petroleum Ltd. effective November 1, 2000, and Texas T Petroleum Ltd. issued a total of 2,000,000 Units of its common stock to Synergy. The 2,000,000 Units of Texas T Petroleum Ltd. issued to Synergy represent a 9% interest in Texas T Petroleum Ltd.

During the fiscal year ended December 31, 2000, the Company and technology development partner Texas T Petroleum Ltd. renegotiated the royalty agreement with the inventor of the CPJ technology, Dr. Pierre Jorgensen. Under the restated agreement, Dr. Jorgensen agreed to reduce his royalty to five percent of the net proceeds realized from the licensing and/or sublicensing of the CPJ technology, and was issued 500,000 shares of common stock of the Company and 500,000 shares of common stock of Capital Reserve Corporation, an affiliate of Texas T Petroleum Ltd. The 500,000 shares of the Company issued to Dr. Jorgensen in respect of the royalty reduction were recorded on the balance sheet as an investment of $1,062,500 which amount represents a fair market value for the issued shares of $2.125 per share, which was the closing price of the Company's common shares traded on the Over the Counter Bulletin Board on the date of the agreement, September 25, 2000. (See Note 8 - Common Stock below)

The investment in a private U.S. corporation consists of 2,000,000 Units of Texas T Petroleum Ltd at a fair market value of $1,000,000, or $0.50 per Unit. The fair value of $0.50 per Units recorded for the 2,000,000 Units represents the offering price most recently obtained by Texas T Petroleum Ltd. in respect of an offering of its securities.

For the purposes of these financial statements, all operations of Carbon have been fully consolidated up to November 1, 2000, and subsequently, the Company's interest in Carbon has been recorded using the Equity Method.

Investment in Carbon as at March 31, 2001:

Shares of Carbon 2,500 shares valued at Cyprus ₤1.00 per share	$5,029
Advances to Carbon	672,102
50% of net liabilities of Carbon	(586,867)
Deferred gain on disposition of shares	(90,264)
$-

The deferred gain reported above is reduced by the amount of the Company's 50% interest in the post disposition losses of Carbon of $88,988 (Synergy's portion - $44,494).

NOTE 5 - RELATED PARTY TRANSACTIONS

  Related party receivables as reported on the Consolidated Balance Sheets of the Company as at March 31, 2001 include amounts advanced to Drake Synergy Petroleum Ltd., a Nigerian corporation and 50% owned joint venture between the Company and Drake Oil Limited, less the Company's 50% interest in the loss from those operations.

As at March 31, 2001 amounts included in the related party receivable due from Drake Synergy Petroleum are as follows:

Shares of Drake Synergy Petroleum Ltd. 2,500,000 shares valued at 1 Naira per share		$22,727
Advances to Drake Synergy Petroleum		49,260
50% of net liabilities of Carbon		(18,652)
	$

  Notes payable of $250,000 reported on the Consolidated Balance Sheets of the Company as at March 31, 2001 represent total cumulative amounts advanced to Synergy for general operations from its 50% owned subsidiary Carbon Resources Limited to the quarter ended March 31, 2001. The notes bear interest at a rate of prime plus 1% per annum and have no specific terms of repayment.

  During the three-month period ended March 31, 2001, the Company and its subsidiaries were charged a total of $31,023 in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services and technical personnel. Mr. Thomas Cooley, an officer of Glidarc Technologies, is also the Company's Chief Executive Officer and a member of the Board of Directors. Mr. Cooley also serves on the Board of Directors of Syngen Technologies Limited, a wholly owned subsidiary of the Company, and Carbon, the Company's 50% owned subsidiary. An amount of $13,580 relating to services provided by Glidarc Technologies through March 31, 2001 remained due and payable to Glidarc as at the end of the quarter.

  During the twelve month period ended December 31, 2000, the Company was charged $15,083 for consulting services and reimbursement of actual expenses by Huntingtown Associates LLC (a Connecticut corporation) of which Mr. Baumert is the sole proprietor. Mr. Baumert is a member of the Company's Board of Directors. Huntingtown Associates charges consulting services provided by Mr. Baumert at a rate of $1,500 per day plus expenses. An amount of $7,230 remained due and payable to Huntingtown Associates as at March 31, 2001.

  In September 1998, Stone Canyon Resources Ltd, which has two common officers and directors with the Company, and Synergy entered into a letter agreement under which Stone Canyon Resources Ltd. agreed to fund development of a 4-bbl/day gas-to-liquids demonstration facility in Alberta, Canada, in return for the Canadian marketing and licensing rights to the gas-to-liquids application of the SynGen technology. Synergy also agreed to fund a portion of the total project costs under the terms of this joint development agreement. To the quarter ended March 31, 2001, Stone Canyon Resources Ltd. has expended a total amount of $1,987,872 pursuant to this agreement. Under terms of a further agreement between Synergy and Stone Canyon Resources Ltd. where under Stone Canyon Resources Ltd. acquired a 100% interest in Stone Canyon Resources Inc. in fiscal 2000, Synergy issued a $1,000,000 promissory note to Stone Canyon Resources Ltd., which amount was retired in full during the quarter ended March 31, 2001. (see Note 8(a) - Common Stock below) Accrued interest on the note of $35,219 up to the date of retirement remained due and payable as at March 31, 2001. In addition an amount of $26,983 is reported on the Consolidated Balance Sheets of the Company as at March 31, 2001, which amount represents cash advances to Synergy in respect of general operations. This amount has no set terms of repayment.

NOTE 6 - RECEIVABLES

Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company at fiscal year end. This amount is refundable to the Company in Canadian Dollars upon filing of a GST return. Total receivables of $59,117 include a GST refund due to the Company of $25,394, as well as certain other trade receivables totaling $33,723.

NOTE 7 - LONG TERM LIABILITIES

  The Company's long-term liabilities include notes payable of $2,250,000 resulting from a private placement of convertible promissory notes commenced May 25, 2000 and fully subscribed on July 26, 2000. The Notes carry a term of five years, bearing interest at a rate of 10% per annum, and are convertible into units of Synergy at $3.00 per Unit, each unit consisting of one share of common stock, a warrant to purchase one share of common stock at $4.00 per share and another warrant to purchase an additional share of common stock at $8.00 per share. During the first two years from the date of issuance interest on the Notes compounds annually on the face amount of the Notes and continues for each year thereafter. During the initial two-year period the interest on the Notes accrues but is not payable until the fifteenth day following such two-year period. After the initial two year period, interest shall accrue on a quarterly basis and be payable on the fifteenth day following the end of each calendar quarter. Interest in the amount of $166,566 in respect of these Notes has been accrued to March 31, 2001 and is included on the Consolidated Balance Sheet as Accrued interest on notes. Terms of the Notes further state that any and all interest accrued on any Notes converted within two years from the date of issuance will be forgiven.

  On October 19, 2000 the Company issued a promissory note in the principal amount of $1,000,000 to Stone Canyon Resources Ltd., which note bears interest at the Bank of America's prime lending rate less 1%, and is due and payable three years from the date of issue. Stone Canyon Resources Ltd. agreed to defer all interest payments on the note until the due date, at which time all interest accrued becomes immediately due and payable. The principal amount of the promissory note was retired in full during the quarter ended March 31, 2001. (See Note 8(a) - Common Stock below) Accrued interest of $35,219 remained outstanding at the end of the quarter.

NOTE 8 - COMMON STOCK

  In November 1998, the Company commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per 504 Unit. Each 504 Unit consisted of one share of common stock and one stock warrant exercisable at any time two years from the date of issue at $1.00 per share for each warrant exercised. The Company completed this offering of 1,500,000 Units in April 1999 for a total value of $750,000. During the fiscal year ended December 31, 2000, the Company offered to certain subscribers under the aforementioned Rule 504 private placement the option of canceling the warrant portion of the subscribed for 504 Units and participating in an offering of new Units made pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 ("Regulation S"), with each new Unit consisting of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two years from the time of subscription. The Company has agreed to keep the offering open until either fully subscribed or April 2001, which would be the expiration date of the original warrants under the Rule 504 private placement. The price of these new Units is $1.00, which is the same price as the share purchase warrants that have been cancelled. As at March 31, 2001 a total of 1,225,000 new Units had been issued by the Company under this offering. Proceeds of $1,225,000 were received by way of cash in the amount of $225,000 and the cancellation of a promissory note in the principal amount of $1,000,000 issued to Stone Canyon Resources Ltd. (See Note 5(c) - Related Party Transactions and Note 7(b) - Long Term Liabilities above). A total of 39,000 Units remain available for purchase under this offering until April 2001.

  During fiscal 1999 the Company commenced a private placement of its common stock pursuant to Regulation S at $0.50 per Unit, each Unit consisting of one share of common stock and one warrant exercisable for a period of one year from the date of issuance at $1.00 per share. A total of 63,000 Units were sold under this offering and the offering was closed January 2000. During the quarter ended March 31, 2001 a total of 10,000 share purchase warrants which remained available for exercise until January 14, 2001, expired unexercised. There are no remaining warrants outstanding.

  During the quarter ended March 31, 2001 a total of 5,500 stock options were exercised at $1.00 per share. These options were issued under the Company's 1998 Directors' and Employees Stock Option Plan.

  During the quarter ended March 31, 2001, 200,000 directors' stock options granted to Mr. John Gradek under the 1999 Directors' and Advisory Board Members Stock Option Plan were canceled.

  During the quarter ended March 31, 2001, 200,000 directors' stock options were granted to Mr. Barry J. Coffey under the 1999 Directors' and Employees Stock Option Plan upon his acceptance of a position on the Company's Board of Directors.

The following table summarizes the warrants issued, exercised and expired during quarter ended March 31, 2001 and the fiscal year ended December 31, 2000 and those warrants which remain outstanding as at March 31, 2001:
	Three months ended March 31, 2001	Year ended December 31, 2000

Warrants to purchase common shares, beginning of year	914,666	1,863,000

Warrants issued during the period
At $1.00 per share	-	710,000
At $3.00 per Unit (Note 8(a))	-	84,666
At $3.50 per share	1,225,000	-

Warrants exercised during the period, $1.00 per share	-	(431,000)

Warrants cancelled during the period, $1.00 per share	-	(1,264,000)

Warrants expired unexercised during the period, $1.00 per share (Note 8(b))	(10,000)	(48,000)
Warrants to purchase common shares, end of period	2,129,666	914,666

Stock Options

The Company has four stock option plans as follows:

  1998 Directors' and Employees Stock Option Plan (approved by shareholders June 5, 1998) (Plan "A");

  1999 Directors' and Employees Stock Option Plan (approved by shareholders June 29, 1999 (Plan "B");

  1999 Directors' and Advisory Board Members Stock Option Plan (approved by shareholders September 30, 1999) (Plan "C"); and,

  2000 Employees Stock Option and Stock Award Plan (approved January 5, 2000) (Plan "D").

The following table will summarize options and awards granted, and options and awards available for grant to the quarter ended March 31, 2001:
	Plan A 1998	Plan B 1999	Plan C 1999	Plan D 2000
Total shares authorized under plan:	900,000	1,000,000	1,100,000	1,500,000
Options/awards granted:
Employees (i)	250,000	335,000	-	146,573
Directors (i)	400,000	425,000	400,000	36,315
Non-employees, consultants (ii)	250,000	200,000	-	1,316,175
Advisory Board members (ii)	-	-	500,000	-
Total options granted	900,000	960,000	900,000	1,499,063

Available for grant at March 31, 2001	-	40,000	200,000	937

  Options granted to employees and directors for their services as directors and employees are accounted for using the intrinsic value method. There was no value attributed to options granted during the quarter.

  The options granted to non-employees and advisory board members are accounted for by the fair value method. The aggregate fair value of options granted and shares issued pursuant to these plans during the fiscal year ended December 31, 2000 was $803,830, of which $714,060 was charged to earnings in 2000, $21,607 in the current quarter and $68,163 was deferred until future periods. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, weighted average expected volatility of 170%, weighted average risk-free interest rate of 6.44% and expected life of 1 year.

The following table summarizes the status of the Company's stock options (excluding stock awards) and changes thereto during the quarter ended March 31, 2001:
	Shares	Weighted Average Exercise Price, March 31, 2001
Outstanding at beginning of year	2,795,000	-
Granted during period	200,000	1.05
Cancelled during period	(200,000)	1.50
Exercised during period	(5,500)	1.00
Outstanding at end of quarter	2,789,500	$1.09

NOTE 9 - COMMITMENTS AND CONTINGENCIES

(a)  Litigation - Background

During 1996, Stone Canyon Resources Inc., a Colorado corporation and former wholly owned subsidiary of the Company, (see Note 2 - Reorganization) purchased interests in certain leasehold properties. Acquisition and development costs totaling $458,080 associated with such interests were paid to Bataa Oil, Inc., a Colorado corporation, by the founding shareholders of Stone Canyon Resources Inc., and such amount was repaid to the founding shareholders by Stone Canyon Resources Inc. Prior to a merger with Synergy, Stone Canyon Resources Inc. issued a total of 1,700,000 shares of its common stock to certain founders of Stone Canyon Resources Inc., including 63,910 shares to Richard and Anita Knight, as part of the consideration for such properties. Such shares were exchanged for an equal number of shares of Synergy as part of a share exchange agreement executed in November 1997 between Synergy, Stone Canyon Resources Inc. and Stone Canyon Resources Ltd., an affiliated private Alberta corporation.

Stone Canyon Resources Inc. and the Company contended that Bataa Oil represented to Stone Canyon Resources Inc. and/or its affiliates at the time of acquisition that the price for these leasehold properties was set at the price paid by Bataa Oil for the same. Subsequently it was learned that Bataa Oil's costs for these properties were far less than the amount charged, and the Company was advised by legal counsel that the issuance of the shares to Bataa Oil and its designees, as well as the remaining founding shareholders was without the kind, amount or form of consideration as authorized by the Board of Directors and could therefore be deemed to be an invalid issuance. In order to protect the interests of all shareholders in early 1999, the Company placed a "stop transfer" with the Company's transfer agent against all of the remaining founders shares totaling 1,642,858, including 63,910 shares owned by Richard and Anita Knight and 200,000 shares registered to Tedd and Mary Duncan.

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

As a result of such Settlement Agreement, the only pending litigation that involves the Company is in the Denver County District Court (case #99CV3842) against the remaining named plaintiffs, Richard and Anita Knight and Tedd and Mary Duncan. The Company denies all allegations in the outstanding claims in this proceeding and is vigorously defending this action.

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

(c) Arbitration - On February 27, 2001, Synergy received a claim of damages from its former Chief Executive Officer, Mr. John Gradek, for an alleged breach of contract. This claim has been submitted to the International Center for Dispute Resolution of the American Arbitration Association and will arbitrated in Calgary, Alberta. On December 22, 2000, the Board of Directors of Synergy resolved that actions taken by Mr. Gradek amounted to "cause" under his employment agreement and that he was to be terminated without further compensation. On January 16, 2001 the Board of Directors removed Mr. John J. Gradek from the Board of Directors and as the Chief Executive Officer of the Corporation. Mr. Gradek claims that his termination as CEO of Synergy should have been without cause. As a result, he asserts that he is owed his monthly salary of $10,000 for 32 months, plus paid vacation days and attorney fees of up to $80,000. Synergy asserts that Mr. Gradek's termination was for cause as he had breached his duties and responsibilities under his employment contract, had made false and defamatory statements and had damaged the reputation or standing of Synergy. The case gas proceeded to the point of selection of two arbitrators and the Company expects that the third and last arbitrator will be chosen during the second quarter of fiscal year 2001. Management of Synergy refutes all of Mr. Gradek's allegations in this case and will vigorously defend itself in this arbitration proceeding.

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

2001 182,827

2002 243,770

2003 243,770

2004 243,770

2005 162,513

NOTE 10 - OTHER EVENTS

Subsequent to March 31, 2001 the Company received cash proceeds of $39,000 for the purchase of 39,000 Units at $1.00 per Unit pursuant to an offering commenced first quarter 2000 and made pursuant to Regulation S. Each Unit consists of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two years from the time of subscription. See Note 8(a) "Common Stock" above. There are no further Units available for purchase under this offering.

During the quarter ended March 31, 2001 the Company commenced incorporation of a Nigerian subsidiary, Drake Synergy Petroleum Ltd., to undertake ongoing operations in Nigeria with respect to pursuit of GTL facility opportunities. Drake Synergy Petroleum Ltd. is a 50/50 joint venture between Synergy Technologies Corporation and Drake Oil Limited, a Nigerian corporation. Upon completion of a Shareholders' Agreement between the parties, all amounts advanced to Drake Synergy Petroleum will be in the form of recoverable shareholder loans.

During the quarter ended March 31, 2001 the Board of Directors resolved to hold the Company's Annual General Meeting of Members on Friday June 15, 2001 at the hour of 10:30 o'clock in the forenoon (Mountain Standard Time) at the corporate offices of the Company at 335 25th Street S.E., Calgary, Alberta, Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Synergy's business is the development and licensing of technologies related to the oil and gas industry. Capital from equity issues or borrowings or partnering with industry is necessary to fund Synergy's future operations and technology development. Therefore the financial statements included in this report for the three months ended March 31, 2001 and 2000 and cumulative from date of inception (November 7, 1996) to March 31, 2001, are not necessarily indicative of Synergy's future operations. As Synergy Technologies Corporation is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise indicated

Plan of Operation

As of March 31, 2001, Synergy had limited cash resources. Synergy needs to raise additional funds to meet its cash requirements for the next twelve months. Synergy intends to raise such funds from the sale of equity securities, borrowings, government grants and partnering with industry in the development of its technologies. Synergy has been raising funds on an as needed basis from related parties and existing shareholders. These funds are presently booked as loans with no specific terms of repayment, bearing interest at the rate of prime plus 1% per annum. Synergy is presently preparing a private offering of convertible preferred stock to raise between $1 million and $2.5 million, less commissions. The terms of this offering are still under discussion. If Synergy is unable to raise these additional funds, it could cease to be a going concern.

Synergy has advanced funds during the fiscal year ended December 31, 2000 to its subsidiaries, Carbon Resources Limited, Lanisco Holdings Limited, and Syngen Technologies Limited, to fund research and development on its patented and proprietary heavy oil upgrading technology (referred to as "CPJ technology") and its patented and proprietary hydrocarbon reforming technology (referred to as "SynGen"). As of December 12, 2000, Carbon Resources was no longer a wholly-owned subsidiary of Synergy due to the fact that Synergy transferred to Texas T Petroleum Ltd. 50% of the outstanding shares of Carbon Resources, as discussed further in the next paragraph. As of December 22, 2000, the shares of Syngen Technologies Limited were released from escrow and Syngen Technologies Limited became a wholly-owned subsidiary of Synergy. The amounts advanced to these subsidiaries were for (a) the design, development and marketing of a one-half barrel per day heavy oil upgrading unit in Calgary, Alberta to test client oils; and (b) the design, development and marketing of a 4 barrel per day demonstration facility in the Province of Alberta utilizing the SynGen technology. See below "Results of Operations".

CPJ Technology

Synergy completed installation of its one-half barrel per day heavy oil upgrading test unit in its laboratory in Calgary in the first quarter of 2000. In April 2000, it commenced testing heavy oil samples in the heavy oil upgrading test unit and commenced testing client samples after completing its own internal testing to optimize operating conditions. It is currently projected that the operations of this test unit will cost between $22,000 and $25,000 per month. Synergy's share of these projected costs is one-half and the other shareholder of Carbon Resources, Texas T Petroleum Ltd., a Colorado corporation, is obligated for the other one-half. Texas T Petroleum became a 50% owner of Carbon Resources on November 1, 2000 as it completed its obligation of funding $1,000,000 toward the development of the CPJ technology. Title to the heavy oil upgrading technology is owned by Carbon Resources. Synergy and Texas T Petroleum are presently finalizing the terms of a shareholders agreement to govern the operations of Carbon Resources.

During the fiscal year 2001, Synergy expects that Carbon Resources will enter into a contract with a refinery for placement of a commercial CPJ plant that can produce 5,000 barrels per day of upgraded heavy oil. Carbon Resources is currently in discussions with the owner of a particular refinery, where Carbon Resources hopes to site a 5,000 barrel per day CPJ heavy oil upgrader. In view of the refinery's presently existing air and water permits and the fact that the CPJ process will not change the emissions of the refinery, Carbon Resources believes that no environmental impact studies or permits will be required. Therefore, the scheduled amount of time to build the plant will be reduced and the construction program becomes a simple engineering and construction task.

No definitive plan has yet been made as to ownership of this plant or the terms of a transaction with a refinery. It is not yet known how Carbon Resources will participate in this project, whether by equity participation or royalty agreement. Actual design and construction of the plant will require the following steps and possibly additional steps:

- conceptual process design for the plant

- calculation of overall heat and material balances

- design of major equipment and parts

- tender for equipment and evaluation of bids

- detailed engineering

- erection of major equipment

- installation of instrumentation and electrical

- start-up

Many of the above steps will be in process at the same time. Typically, design and engineering requires approximately four months, equipment delivery is approximately six months and field erection is approximately four months. The total cost of this commercial plant is approximated at $10 million to $25 million , depending on various factors, including, the available infrastructure of the site at which this plant will be located. Current estimates provided by engineering consultants indicate that a 5,000 barrel per day CPJ unit will take approximately twelve months to design, build and install.

If we are unable to construct, finance or operate this commercial plant, this will delay our ability to commence generating profits from our operations. This in turn would most likely result in a continuation of our present need to raise capital by the sale of equity securities, borrowings, government grants and partnering with industry in the development of our technologies. Since there is no assurance of raising such funds, failure to construct and operate a commercial CPJ plant could cause Synergy to cease being a going concern, unless we are able to commence generating profits from our SynGen technology or related applications. There is no assurance or projected timeline for generation of profits from our SynGen technology.

SynGen

Synergy is currently focusing development of its SynGen technology on potential fuel cell applications. Synergy has recently tested a miniaturized SynGen reformer and found that it may provide the onboard fuel cell industry with substantive advantages over other currently available reformers. In addition to scalability and energy efficiency, one of the anticipated key advantages of Synergy's reactor technology is the elimination of soot production in the reforming of liquid fuels. Synergy has entered into discussions with certain prominent fuel cell and transpiration companies to evaluate the potential use of the SynGen reformer in fuel cell power generation and will look to enter into agreements to develop a marketable product.

Synergy expects that the total number of people employed by Synergy and its subsidiaries will increase as the above-described pilot plants and demonstration units are in operation.

During the first quarter of the current fiscal year, Synergy established an office in Lagos, Nigeria, for the purposes of pursuing opportunities for the development of a gas-to-liquids project in Nigeria utilizing our technologies. In connection with establishing the office in Nigeria, Synergy formed a Nigerian corporation called Drake Synergy Petroleum Ltd., which is joint venture owned equally by Synergy and Drake Oil Limited. Drake Oil has been serving as Synergy's agent in Nigeria and pursuing possible gas-to-liquids projects on Synergy's behalf. Synergy's equity investment was $22,727 for which it acquired 2,500,000 shares of the issued share capital of Drake Synergy Petroleum Ltd. which represents a 50% interest in the joint venture. Synergy has made further investments in Drake Synergy Petroleum Ltd., which are secured by aloan agreement between Drake Synergy Petroleum Ltd. and the Company, and such loans, less Synergy's 50% share of the operating losses of Drake Synergy Petroleum, are recorded on the balance sheet as a related party receivable. Synergy has not yet entered into any agreements for a gas-to-liquids project in Nigeria and is not sure at this time that any such projects will in fact occur.

Liquidity

Cash flows from continuing operations during the three months ended March 31, 2001 and 2000 reflect net cash used of $568,850 and $841,684, respectively while cash flows used by investing activities for the same periods were $1,636 and $2,849, respectively. Cash flows from financing activities for the same periods were $507,483 and $1,005,120, respectively.

At March 31, 2001, Synergy had a working capital deficiency of $460,888 compared to a deficiency of $60,855 as at December 31, 2000. Synergy's working capital deficiency will increase during fiscal year 2001, unless additional equity and/or debt financing is obtained. Synergy hopes to obtain such financing and also hopes to receive funding from potential users of its technologies. If either of the foregoing are obtained, Synergy believes it will have sufficient resources to meet its operating expenses for the next twelve months. Synergy has received preliminary inquiries from possible funding sources, but no indication of commitment or firm interest has been received. Moreover, Synergy has held preliminary discussions with potential users of its technologies and intends to complete a transaction for funding from such potential users prior to the end of fiscal year 2001. If we are unsuccessful in securing any of these types of financings, it is possible that Synergy would have to liquidate assets to try to meet its operating and development needs. Since its most valuable assets are intangibles, it would be very difficult to locate a buyer that puts significant value on such assets. In the event that assets could not be liquidated and no further funding is obtained, it is possible that Synergy would cease operations and cease to be a going concern.

Assets

As at March 31, 2001, Synergy had total assets of $40,324,821 compared to total assets of $40,408,481 at December 31, 2000. This represents a decrease of $83,660 which is mostly attributable to the decrease of available cash.

Total assets as at March 31, 2001, consist of $614 in cash, related party receivables of $56,041, other receivables of $59,117, prepaid expenses of $46,359, office equipment of $71,946, net of accumulated depreciation of $29,173, and investments in the SynGen technology of $38,028,244, investment in the CPJ technology of $1,062,500 and investment in a private U.S. corporation of $1,000,000.

Results of Operations

As of the date of this filing, Synergy has limited sources of income. During the three months ended March 31, 2001, Synergy relied entirely upon $230,500 from the sale of securities, proceeds of $276,983 from notes payable to related parties and cash of $75,445 to pay its operating expenses. Management expects to earn some income during the current fiscal year from testing of heavy oil samples for clients, however the amount of the fees charged will be minimal as compared to the funds which will be required for the ongoing development of Synergy's interest in the technologies.

As discussed above under "Plan of Operation", Synergy has a joint venture partner for the heavy oil upgrading technology, Texas T Petroleum Ltd. Texas T Petroleum Ltd. is obligated to fund 50% of the ongoing development costs of the heavy oil upgrading technology. At present, Synergy has a loan outstanding from Carbon Resources in the amount of $250,000, which may require repayment prior to further capital contributions from its technology partner, Texas T Petroleum. Synergy must be able to raise additional funds by way of borrowings, equity financings, licensing agreements or joint ventures to continue to fund the development of the technologies.

Synergy's net loss for the three months ended March 31, 2001 was $728,254, compared to its net loss for the same period from the previous year of $923,620. This decrease was attributable mainly to the fact that Synergy incurred $435,438 in stock option compensation expense in the first quarter of fiscal year 2000 and only $21,607 of such expenses in the first quarter of the current fiscal year. This amount was offset in part by an increase in the first quarter of the current fiscal year in general and administrative expenses and technology development costs.

Synergy's net operating loss for the three months ended March 31, 2001 of $647,620, as compared to the net operating loss for the same period from the previous year of $923,620 decreased by 30% due to the aforementioned decrease in stock option compensation expenses.

Synergy's operating expenses for the first three months of fiscal year 2001 were comprised of general and administrative expenses of $395,583, technology development of $230,993 and stock option compensation of $21,607.

Synergy's operating expenses for the same period from the previous year were comprised of technology development of $178,335 and general and administrative expenses of $309,847 and stock option compensation expenses of $435,438.

Synergy's present business does not generate sufficient revenues to cover its operating expenses. Synergy may not be able to continue unless it can raise additional funds or source industry partners.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No new proceedings. Refer to Note 9 of the Unaudited Consolidated Financial Statements that are a part of this report.

ITEM 2. CHANGES IN SECURITIES

(a) In November 1998, the Company commenced a private placement of its common stock under Rule 504 of Regulation D at $0.50 per 504 Unit. Each 504 Unit consisted of one share of common stock and one stock warrant exercisable at any time two years from the date of issue at $1.00 per share for each warrant exercised. The Company completed this offering of 1,500,000 Units in April 1999 for a total value of $750,000. During the fiscal year ended December 31, 2000, the Company offered to certain subscribers under the aforementioned Rule 504 private placement the option of canceling the warrant portion of the subscribed for 504 Units and participating in an offering of new Units made pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 ("Regulation S"), with each new Unit consisting of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two years from the time of subscription. The Company agreed to keep the offering open until either fully subscribed or April 2001, which would be the expiration date of the original warrants under the Rule 504 private placement. The price of these new Units is $1.00, which is the same price as the share purchase warrants that have been canceled. As at March 31, 2001 a total of 1,225,000 new Units had been issued by the Company under this private offering. Proceeds of $1,225,000 were received by way of cash in the amount of $225,000 and the cancellation of a promissory note in the principal amount of $1,000,000 issued to Stone Canyon Resources Ltd. The subscribers of this private offering were CMJ Consulting Ltd., an Alberta corporation, Filgrave Investments Ltd., a corporation organized under the laws of Belize, Ocean Exploration Ltd., a corporation organized under the laws of Belize, Caribbean Overseas Investments Ltd., a corporation organized under the laws of Belize, Bahamian Overseas Investment Fund Sociedad, a Bahamas corporation and Buccaneer Holdings Inc., a corporation organized under the laws of Belize.

No underwriters or placement agents were involved in the foregoing sales of securities. Each issuance of securities described above was made in reliance on one or more of the exemptions from registration provided by Sections 3(a)(11), 3(b), 4(2), and 4(6), Regulation D and Regulation S. All recipients in these transaction were investors who represented their intention to acquire their securities for investment purposes only and not with a view to distribute or for the sale in connection with any distribution of those shares. We affixed appropriate legends to the share certificates we issued in those transactions. All recipients of these securities had adequate access to information about us. All of these securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See attached exhibit list following the signatures below.

(b) A Current Report on Form 8-K, dated January 16, 2001, was filed with the SEC, which reported an Item 5 event.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY TECHNOLOGIES CORPORATION
(Registrant)

Date: May 10, 2001

By: /s/ CAMERON HAWORTH
Name: Cameron Haworth
Title: President

By:/s/ JACQUELINE DANFORTH

Name: Jacqueline Danforth
Title: Secretary-Treasurer

INDEX OF EXHIBITS FILED HEREWITH

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3(i)	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to Registrant's Statement on Form SB-2 filed on October 13, 2000.
3(ii)	By-Laws	Incorporated by reference to Exhibit 3(ii) to Registrant's Statement on Form SB-2 filed on October 13, 2000.
4	Specimen Stock Certificate	Incorporated by reference to Exhibit 4 to Registrant's Statement on Form SB-2 filed on October 13, 2000.
10.1	Assignment of Technology Agreement by and between Laxarco Holding Limited and Carbon Resources Limited dated May 1, 1998	Incorporated by reference to Exhibit 6.1 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.2	Share Exchange Agreement by and among Laxarco Holding Limited, Carbon Resources Limited, the Registrant and Stone Canyon Resources Ltd. dated May 5, 1998	Incorporated by reference to Exhibit 6.2 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.3	Amended and Restated Escrow Agreement by and between the Registrant and Laxarco Holding Limited dated June 25, 1999	Incorporated by reference to Exhibit 6.3 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.4	Option Letter Agreement by and between Laxarco Holding Ltd., Texas T. Petroleum Inc. and the Registrant dated June 25, 1999	Incorporated by reference to Exhibit 10.4 to Registrant's Statement on Form SB-2 filed on October 13, 2000.
10.5	Amendment No. 1 to the Assignment of Technology Agreement by and between Laxarco Holding Limited and Carbon Resources Limited dated June 25, 1999	Incorporated by reference to Exhibit 6.1 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.6	Amendment No. 1 to the Share Exchange Agreement by and among Laxarco Holding Limited, Carbon Resources Limited, the Registrant and Stone Canyon Resources Ltd. dated June 25, 1999	Incorporated by reference to Exhibit 6.10 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.7	Amendment No. 2 to the Share Exchange Agreement by and among Laxarco Holding Limited, Carbon Resources Limited, the Registrant and Stone Canyon Resources Ltd. dated June 25, 1999	Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB filed April 2, 2001
10.8	Amendment No. 3 to the Share Exchange Agreement by and among Laxarco Holding Limited, Carbon Resources Limited, the Registrant and Stone Canyon Resources Ltd. dated October 31, 2000	Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB filed April 2, 2001
10.9	Share Exchange Agreement by and among Laxarco Holding Limited, Carbon Resources Limited and the Registrant dated June 25, 1999	Incorporated by reference to Exhibit 6.12 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.10	Share Exchange Agreement by and between Texas T Petroleum Inc. and the Registrant dated June 25, 1999	Incorporated by reference to Exhibit 6.12 to the Registrant's Registration Statement on Form 10-SB Filed July 15, 1999
10.11

Amended and Restated Assignment of Technology Transfer Agreement by and between Pierre Jorgensen, the Registrant, Lanisco Holdings Limited, a subsidiary of the Registrant, and Capital Reserve Corporation, dated September 25, 2000

Incorporated by reference to Exhibit 10.9 to Registrant's Statement on Form SB-2 filed on October 13, 2000
16	Letter on change in certifying accountant	Incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K/A Filed on December 11, 2000
21	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-KSB filed April 2, 2001