Form 10QSB
period 2001-06-30
SYNERGY TECHNOLOGIES CORP
filed 2001-08-14
CIK 1080634

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: JUNE 30, 2001

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

COLORADO                                      84-1379164
(State or other jurisdiction                  (IRS Employer
of incorporation or organization)             Identification No.)

            335 - 25th Street, S.E., Calgary, Alberta Canada T2A 7H8
                                 (403) 269-2274
                           (Issuer's telephone number)

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

33,073,275 shares of Common Stock, $0.002 par value, as of August 9, 2001.

Transitional Small Business Disclosure Format
(check one): Yes [ ]  No [X]

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)










                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             PREPARED BY MANAGEMENT








                                  JUNE 30, 2001

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (PREPARED BY MANAGEMENT) FOR THE
                      SIX MONTH PERIOD ENDED JUNE 30, 2001

TABLE OF CONTENTS
                                                                                                PAGE
Financial Statements:

                   Unaudited Consolidated Balance Sheets - As at June 30, 2001 and               4
                   year ended December 31, 2000

                   Unaudited Consolidated Statements of Operations for the three and             5
                   six months ended June 30, 2001 and 2000, and for the period from
                   November 7, 1996 (Date of Inception) to June 30, 2001

                   Unaudited Consolidated Statement of Cash Flows for the three and              6
                   six months ended June 30, 2001 and 2000, and for the period from
                   November 7, 1996 (Date of Inception) to June 30, 2001

                   Unaudited Consolidated Statement of Changes in Stockholders' Equity           8
                   for the six months ended June 30, 2001 and the years ended December
                   31, 2000 and 1999

Notes to Unaudited Consolidated Financial Statements                                             9

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                   AS AT JUNE 30, 2001     AS AT DECEMBER 31,
                                                                       (UNAUDITED)                2000
                                                                    ----------------        ---------------
CURRENT ASSETS
       Cash                                                         $       120,812         $       76,059
       Receivables (Note 5)                                                  24,955                 84,761
       Receivables - related parties (Note 4a))                              60,229                  2,842
       Prepaid expenses                                                      60,648                 73,714
                                                                    ----------------        ---------------
       TOTAL CURRENT ASSETS                                                 266,644                237,376
INVESTMENTS (Note 3)
       SynGen technology                                                 38,028,244             38,028,244
       CPJ technology                                                     1,386,500              1,062,500
       Investment in private U.S. corporation                             1,000,000              1,000,000
                                                                    ----------------        ---------------
       TOTAL INVESTMENTS                                                 40,414,744             40,090,744
 Office equipment and computers, net of accumulated
   depreciation $29,855                                                      62,140                 80,361
                                                                    ----------------        ---------------

TOTAL ASSETS                                                        $    40,743,528         $   40,408,481
                                                                    ================        ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                             $       706,303         $      212,794
       Accounts payable - related parties                                   115,960                      -
       Accrued expenses                                                      53,613                 85,437
       Notes payable - related parties (Notes 4 (b)                          89,827                      -
       Shareholders' deposits                                               266,521
                                                                    ----------------        ---------------
       TOTAL CURRENT LIABILITIES                                          1,232,224                298,231

LONG TERM LIABILITIES (Note 6)
       Notes payable                                                      2,250,000              2,250,000
       Notes payable - related parties                                            -              1,000,000
       Accrued interest on notes                                            254,758                134,086
                                                                    ----------------        ---------------
                                                                          2,504,758              3,384,086

       Investment in joint ventures (Note 3)                                 36,839                      -
                                                                    ----------------        ---------------

       TOTAL LIABILITIES                                                  3,773,821              3,682,317

STOCKHOLDERS' EQUITY
       Common stock, $0.002 par value, 50,000,000 shares
       Authorized, 31,379,814 (29,541,164 -2000) issued and
       outstanding                                                           63,740                 60,077
       Additional paid in capital                                        47,617,956             45,786,313
       Deferred compensation                                               (46,560)               (89,770)
       Accumulated deficit                                             (10,665,429)            (9,030,456)
                                                                    ----------------        ---------------
TOTAL STOCKHOLDERS' EQUITY                                               36,969,707             36,726,164

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    40,743,528         $   40,408,481
                                                                    ================        ===============
Going Concern Note 2

The accompanying notes are an integral part of these financial statements.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                  CUMULATIVE PERIOD
                                                  FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS            FROM NOVEMBER
                                                            JUNE 30                     ENDED JUNE 30              7, 1996 (DATE OF
                                                     2001         2000                 2001            2000       INCEPTION) TO JUNE
                                                  (UNAUDITED) (UNAUDITED)           (UNAUDITED)    (UNAUDITED)      2001(UNAUDITED)
                                                  ----------------------------------------------------------------------------------
OTHER INCOME
               Interest income                             491              -              1,053               -              32,496
               Consulting income                             -              -                  -               -               8,927
------------------------------------------------------------------------------------------------------------------------------------
                                                           491              -              1,053               -              41,423
EXPENSES

               General and administrative              608,940        412,377          1,004,522         722,223           4,174,101
               Stock option compensation                21,603         74,687             43,210         510,125             934,770
               Compensation related to warrants              -              -                  -               -             343,744
               Technology development                  176,579        194,515            407,572         372,851           2,654,784
               Dry well expenses                             -              -                  -               -             722,210
------------------------------------------------------------------------------------------------------------------------------------
                                                       807,122        681,579
TOTAL EXPENSES                                                                         1,455,304       1,605,199           8,829,609
------------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                 (806,631)      (681,579)        (1,454,251)     (1,605,199)         (8,788,186)

OTHER EXPENSES
    Amortization of debt discount and offering
      costs                                                  -      (900,000)                  -       (900,000)         (2,250,000)
    Accrued interest on notes payable                 (52,973)              -          (120,671)               -           (254,757)
    Share of expenses inccurred by joint venture     (137,379)              -          (174,694)               -           (174,694)
    Gain on disposition (Notes 3(b))                    90,263              -            114,643               -             802,208
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE TAXES                                (906,720)    (1,581,579)        (1,634,973)     (2,505,199)        (10,665,429)
------------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAX                                     -              -                  -               -
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                            $(906,720)   $(1,581,579)  $     (1,634,973) $   (2,505,199)  $     (10,665,429)
====================================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE
                                                     $  (0.03)     $   (0.12)  $          (0.05) $        (0.19)  $           (0.73)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN
  CALCULATION                                       31,194,005     13,676,256         30,724,302      13,166,131          14,635,075
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

                SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                        FOR THE SIX          FOR THE SIX          CUMULATIVE PERIOD
                                            FOR THE THREE MONTHS        MONTHS ENDED         MONTHS ENDED         FROM NOVEMBER 7,
                                                   ENDED               JUNE 30, 2001        JUNE 30, 2000         1996 (DATE OF
                                        JUNE 30, 2001 JUNE 30, 2000     (UNAUDITED)          (UNAUDITED)          INCEPTION) TO JUNE
                                                                                                                  30, 2001
                                                                                                                  (UNAUDITED)
CASH FROM OPERATING ACTIVITIES
  Net loss                                 (906,720)      (1,581,579)       (1,634,973)          (2,505,199)          (10,665,429)
  Adjustments to reconcile net loss
     to net cash from operations
     Dry well expense                              -                -                 -                    -               722,210
       Depreciation                            8,750            3,411            18,803                3,411                38,256
     Amortization of unearned
       compensation                           21,603           74,687            43,210              510,125               934,770
     Amortization of debt discount
       and offering costs                          -          900,000                 -              900,000             2,250,000
     Accrued interest on notes payable        52,973                -           120,671                    -               254,757
     Issuance of shares for services         565,806                -           565,806                7,822               963,635
     Issuance of warrants for services             -                -                 -                    -               343,744
     Investment in joint ventures             36,839                -            36,839                    -                36,839
     Exchange rate loss                     (11,512)            7,922               930               10,179                35,907
     Loss on disposition of assets               904                -               904                    -             (685,328)
  Changes in assets and liabilities
     Accounts receivable                      34,162         (10,882)            59,804             (61,353)              (24,956)
     Prepaid expenses and deposits          (14,289)          (1,567)            13,066              (3,642)              (60,663)
     Accounts receivable - related
       parties                                (4,187)          264,457          (57,386)             (51,878)              (60,228)
     Accounts payable                        127,205           59,830           169,509             (15,353)             1,070,277
     Accounts payable - related
       parties                               142,943                -           142,943                    -               142,943
     Accrued expenses                       (37,325)          (2,824)          (31,825)               77,659                53,612
                                       --------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING
ACTIVITIES                                    17,152        (286,545)         (551,699)          (1,128,229)           (4,649,654)
CASH FROM INVESTING ACTIVITIES
     Acquisition of oil and gas
       properties                                  -                -                 -                    -             (688,188)
     Acquisition of property and
       equipment                                 152         (25,576)           (1,483)             (28,425)             (102,631)
     Acquisition of equity security                -                -                 -                    -             (100,000)
                                       --------------------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING
ACTIVITIES                                       152         (25,576)           (1,483)             (28,425)             (890,819)
CASH FROM FINANCING ACTIVITIES
     Proceeds from (payments to)
       notes payable - related parties       (214,139)                -            62,844             (13,143)               621,760
     Proceeds from (payments to)
       notes payable                               -           95,398                 -              396,661               814,401
     Proceeds from investor deposits         266,521                -           266,521              200,000               469,021
     Proceeds from option income                   -                -                 -                    -               200,000


     Net proceeds from convertible
       debt                                        -          855,000                 -              855,000             2,137,500
     Sales of common stock                    39,000           18,999           269,500              535,999             1,454,510
                                       --------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING
ACTIVITIES                                    91,382          969,397           598,865            1,974,517             5,697,192
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                        11,512          (7,922)             (930)             (10,179)              (35,907)
NET CHANGE IN CASH                           120,198          649,354            44,753              807,684               120,812
CASH AT BEGINNING OF PERIOD                      614          161,412            76,059                3,082                     -
                                       --------------------------------------------------------------------------------------------


CASH AT END OF PERIOD                    $   120,812       $  810,766         $ 120,812          $   810,766          $    120,812
====================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                     -------------- ------------ ---------------- ---------------- ------------------ --------------
                                                                                                                          TOTAL
                                                                                                                       STOCKHOLDERS'
                                                                   ADDITIONAL       ACCUMULATED        UNEARNED           EQUITY
                                        SHARES        AMOUNT     PAID IN CAPITAL      DEFICIT        COMPENSATION       (DEFICIT)

                                     -------------- ------------ ---------------- ---------------- ------------------ --------------
BALANCE AT DECEMBER 31, 1999            11,989,327      $23,980      $ 1,484,455     $(2,958,385)                       $(1,449,950)

Cancellation of founders shares          (496,736)                                                                                 -

Issuance of shares for cash                710,000        1,420          353,580                                             355,000

Issuance of shares for royalty
  education                                500,000        1,000        1,061,500                                           1,062,500

Issuance of stock options                                                981,330                                             981,330

Issuance of warrants for services
  September 29, 2000                                                     343,744                                             343,744

Issuance of convertible debt                                           2,137,500                                           2,137,500

Issuance of shares from escrow          14,943,510       29,887       37,998,357                                          38,028,244
Warrants for stock, January through
  December 2000                            431,000          862          430,138                                             431,000
Issuance of shares for services
February 16, 2000 at average prices      1,359,063        2,718          890,919                                             893,637

Options exercised                          105,000          210          104,790                                             105,000
Unearned compensation                                                                                       (89,770)        (89,770)
Net loss for the period                                                               (6,072,071)                        (6,072,071)
                                     -------------- ------------ ---------------- ---------------- ------------------ --------------

BALANCE AT DECEMBER 31, 2000            29,541,164      $60,077      $45,786,313     $(9,030,456)         $ (89,770)    $ 36,726,164
                                     ============== ============ ================ ================ ================== ==============

Units for stock - debenture              1,000,000        2,000          998,000                                           1,000,000
Unites for stock - Cash                    264,000          528          263,472                                             264,000
Options exercised                            5,500           11            5,489                                               5,500
Re-issue of founders shares                  7,143                                                                                 -
Shares for services                        562,007        1,124          564,682                                             565,806
Unearned compensation                                                                                         43,210          43,210
Net loss for the period                                                               (1,634,973)                        (1,634,973)
                                     -------------- ------------ ---------------- ---------------- ------------------ --------------

BALANCE AT JUNE 30, 2001                31,379,814      $63,740      $47,617,956    $(10,665,429)          $(46,560)     $36,969,707
                                     ============== ============ ================ ================ ================== ==============

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

These statements are prepared using Generally Accepted Accounting Principals as well as the terms outlined or explained in the year end 10-KSB filing along with any changes as noted in the March 31, 2001 10-QSB.

All significant transactions among the parent and consolidated subsidiaries have been eliminated. The consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

NOTE 2 - GOING CONCERN

BUSINESS CONDITION - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Synergy as a going concern. However, Synergy has had no significant income and has had negative cash flows from operating activities during the quarter ended June 30, 2001 and cumulatively from inception through June 30, 2001, which conditions raise substantial doubt about Synergy's ability to continue as a going concern. Synergy's continued existence is dependent upon its ability to obtain additional financing. The Company will attempt to continue to raise funds from the public and private markets and through arrangements with certain related and unrelated companies with which it is negotiating mutually beneficial agreements for the use of the technologies. However, there is no assurance that additional financing will be realized. If Synergy is unable to realize this additional financing, it could cease to be a going concern.

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

For the current developments taking place within the organization, refer to the Plan of Operation section following the notes to the financial statements.

NOTE 3 - INVESTMENTS, ACQUISITIONS AND TECHNOLOGY DEVELOPMENT

Investments reported on the Consolidated Balance Sheet of the Company include the following:

                                                                        JUNE 30,    DECEMBER 31,
                                                                            2001            2000
                                                                    ------------- ---------------

Investment in SynGen Technology (See Note 3(a) below)               $ 38,028,244  $   38,028,244

Investment in CPJ Technology (See Note 3(b) below)                     1,386,500       1,062,500

Investment in private U.S. corporation (See Note 3(b) below)           1,000,000       1,000,000
                                                                    ------------- ---------------

                                                                    $ 40,414,744  $   40,090,744
                                                                    ============= ===============

(a) SynGen:  There were no changes during the current quarter.

(b) CPJ: During the quarter ended June 30, 2001, the Company recorded a liability of $324,000 to the inventor, Dr. Jorgensen, based on the amended royalty agreement signed in fiscal 2000, whereby, Dr. Jorgensen was to receive proceeds of not less than $250,000 from the sale of 100,000 shares of Synergy Technologies Corporation by February 28, 2001 and an additional $250,000 from the sale of a further 100,000 shares by February 28, 2002. As of June 30, 2001, Dr. Jorgensen had not sold any of the shares and therefore, based on the June 29, 2001 closing stock price of $0.88 per share, the difference in net proceeds is $324,000.

For the purposes of these financial statements, all operations of Carbon have been fully consolidated up to November 1, 2000, and subsequently, the Company's interest in Carbon has been recorded using the Equity Method.

Investment in Carbon as at June 30, 2001:

--------------------------------------------------------------------------------
 o     Shares of Carbon
         2,500 shares valued at Cyprus(pound)1.00 per share        $      5,029
 o     Advances to Carbon                                               671,296
 o     50% of net liabilities of Carbon                               (713,164)
 o     Deferred gain on disposition of shares                                 -
                                                              ------------------
                                                                   $   (36,839)
--------------------------------------------------------------------------------

During the quarter ended June 30, 2001 the deferred gain reported in the previous quarter has been totally allocated against the Company's 50% interest in the post disposition losses of Carbon of $341,582 (Synergy's portion - $170,791).


NOTE 4 - RELATED PARTY TRANSACTIONS

(a) Related party receivables as reported on the Consolidated Balance Sheets of the Company as at June 30, 2001 include amounts advanced to Drake Synergy Petroleum Ltd., a Nigerian corporation and 50% owned joint venture between the Company and Drake Oil Limited, less the Company's 50% interest in the loss from those operations.

     As at June 30, 2001 amounts included in the related party receivable due from Drake Synergy Petroleum are as follows:

--------------------------------------------------------------------------------
  o    Shares of Drake Synergy Petroleum Ltd.
        2,500,000 shares valued at 1 Naira per share                $   22,727
  o    Advances to Drake Synergy Petroleum                              67,236
  o    50% of net liabilities of Drake Synergy Petroleum              (29,734)
                                                                 --------------
                                                                    $   60,229
--------------------------------------------------------------------------------

(b) Notes payable of $89,827 reported on the Consolidated Balance Sheets of the Company as at June 30, 2001 represent total cumulative amounts advanced to Synergy for general operations from its 50% owned joint-venture with Carbon Resources Limited. The notes bear interest at a rate of prime plus 1% per annum and have no specific terms of repayment.

(c) During the six-month period ended June 30, 2001, the Company and its subsidiaries were charged a total of $71,604 in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services and technical personnel. Mr. Thomas Cooley, an officer of Glidarc Technologies, is also the Company's Chief Executive Officer and a member of the Board of Directors. Mr. Cooley also serves on the Board of Directors of Syngen Technologies Limited, a wholly owned subsidiary of the Company, and Carbon, the Company's 50% joint venture. An amount of $18,124 relating to services provided by Glidarc Technologies through June 30, 2001 remained due and payable to Glidarc as at the end of the quarter.

(d) During the twelve month period ended December 31, 2000, the Company was charged $15,083 for consulting services and reimbursement of actual expenses by Huntingtown Associates LLC (a Connecticut corporation) of which Mr. Baumert is the sole proprietor. Mr. Baumert is a member of the Company's Board of Directors. Huntingtown Associates charges consulting services provided by Mr. Baumert at a rate of $1,500 per day plus expenses. An amount of $7,230 remained due and payable to Huntingtown Associates as at June 30, 2001.

(e) Stone Canyon Resources Ltd.: Accrued interest on the promissory note of $32,096 up to the date of retirement remained due and payable as at June 30, 2001. In addition, an amount of $115,960 is reported on the Consolidated Balance Sheet of the Company as at June 30, 2001, which amount represents cash advances to Synergy in respect of general operations. This amount has no set terms of repayment.

NOTE 5- RECEIVABLES

Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company at fiscal year end. This amount is refundable to the Company in Canadian Dollars upon filing of a GST return. Total receivables of $24,955 include a GST refund due to the Company of $10,137, as well as certain other receivables totaling $14,818.

NOTE 6 - LONG TERM LIABILITIES

(a) Convertible promissory note's interest in the amount of $222,662 has been accrued to June 30, 2001 and is included on the Consolidated Balance Sheet as Accrued interest on notes.

(b) The promissory note issued to Stone Canyon Resources Ltd. has accrued interest of $32,096 which remained outstanding at the end of the quarter.

NOTE 7 - COMMON STOCK

(a) Cash proceeds of $39,000 were received for the purchase of 39,000 Units at $1.00 per Unit pursuant to an offering commenced first quarter 2000 and made pursuant to Regulation S. Each Unit consists of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two years from the time of subscription. There are no further Units available for purchase under this offering.

(b) During the quarter ended June 30, 2001 the remaining 7,143 shares that had not been converted into Synergy stock from the transfer of Stone Canyon Resources Inc. in August 1997, were received and issued.

(c) During the quarter ended June 30, 2001, 375,000 shares were issued to a certain investment firm for investor relations and promotional support. The shares are recorded in the Consolidated Statement of Operations under the General and administrative category at the value of the stock on the date of execution of the agreement.

(d) During the quarter ended June 30, 2001, 187,007 shares were issued pursuant to an S-8 registration for Directors and senior personnel who had accrued salaries during the first six months of the current fiscal year. The shares were issued at the average trading value of the stock during the term of the accrued salaries.

(e) The following table summarizes the warrants issued, exercised and expired during quarter ended June 30, 2001 and the fiscal year ended December 31, 2000 an those warrants which remain outstanding as at June 30, 2001:

                                                                SIX MONTHS ENDED    YEAR ENDED
                                                                   JUNE 30, 2001  DECEMBER 31,
                                                                                          2000
                                                                ================= =============
Warrants to purchase common shares, beginning of year                    914,666     1,863,000
Warrants issued during the period
        At $1.00 per share                                                     -       710,000
        At $3.00 per Unit                                                      -        84,666
        At $3.50 per share (Note 7(a))                                 1,264,000             -
Warrants exercised during the period, $1.00 per share                          -     (431,000)
Warrants cancelled during the period, $1.00 per share                          -   (1,264,000)
Warrants expired unexercised during the period, $1.00 per share        (130,000)      (48,000)
                                                                ----------------- -------------

Warrants to purchase common shares, end of period                      2,048,666       914,666
                                                                ================= =============

STOCK OPTIONS

The Company has four stock option plans as follows:

o 1998 Directors and Employees Stock Option Plan (approved by shareholders June 5, 1998) (Plan "A");

o 1999 Directors and Employees Stock Option Plan (approved by shareholders June 29, 1999 (Plan "B");

o 1999 Directors and Advisory Board Members Stock Option Plan (approved by shareholders September 30, 1999) (Plan "C"); and,

o        2000 Employees Stock Option and Stock Award Plan (approved January 5,
         2000) (Plan "D").


The following table will summarize options and awards granted, and options and awards available for grant to the quarter ended June 30, 2001:

                                              PLAN A             PLAN B            PLAN C              PLAN D
                                               1998               1999              1999                2000
                                         ------------------ ----------------- ----------------- -------------------
Total shares authorized under plan:                900,000         1,000,000         1,100,000           1,500,000
Options/awards granted:
      Employees (i)                                250,000           335,000                 -             146,573
      Directors  (i)                               400,000           425,000           400,000              36,315
      Non-employees, consultants (ii)              250,000           200,000                 -           1,316,175
      Advisory Board members (ii)                        -                 -           500,000                   -
                                         ------------------ ----------------- ----------------- -------------------
Total options granted                              900,000           960,000           900,000           1,499,063
                                         ------------------ ----------------- ----------------- -------------------

Available for grant at June 30, 2001                     -            40,000           200,000                 937
                                         ================== ================= ================= ===================

(i) Options granted to employees and directors for their services as directors and employees are accounted for using the intrinsic value method. There was no value attributed to options granted during the quarter.

(ii) The options granted to non-employees and advisory board members are accounted for by the fair value method. The aggregate fair value of options granted and shares issued pursuant to these plans during the fiscal year ended December 31, 2000 was $803,830, of which $714,060 was charged to earnings in 2000, $43,210 during the current fiscal year and $46,560 was deferred until future periods. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, weighted average expected volatility of 170%, weighted average risk-free interest rate of 6.44% and expected life of 1 year.


The following table summarizes the status of the Company's stock options (excluding stock awards) and changes thereto during the quarter ended June 30, 2001:

                                                              WEIGHTED AVERAGE
                                                  SHARES       EXERCISE PRICE,
                                                                 JUNE 30, 2001
                                             ----------------------------------

Outstanding at beginning of year               2,795,000                     -
  Granted during period                          200,000                  1.05
  Cancelled during period                      (200,000)                  1.50
  Exercised during period                        (5,500)                  1.00
                                             ----------------------------------

Outstanding at end of quarter                  2,789,500        $         1.09
                                             ==================================

NOTE 8 - OTHER EVENTS

On June 15, 2001, Ms. Jacquie Danforth resigned her positions as a Director of Synergy and any and all of its subsidiaries as well as Secretary Treasurer of Synergy.

Mr. Cameron Haworth resigned as President of Synergy effective June 30, 2001. Mr. Haworth remains a Director of Synergy.

As part of its strategy to list on a major exchange, Synergy has appointed Burg Simpson Eldredge Hersh Jardine PC in Denver as its corporate counsel. In addition, Synergy will appoint Ruffa & Ruffa, P.C. in New York as securities counsel in early third quarter 2001.

There has been no material changes in the on-going litigation of the organization during the quarter. Refer to the March 31, 2001 10-QSB for details on outstanding issues.

PLAN OF OPERATION

Synergy's business is the development and licensing of technologies related to the oil and gas industry. Capital from equity issues or borrowings or partnering with industry is necessary to fund Synergys future operations and technology development.

During July and August, 2001, Synergy received subscriptions of $1,500,000, of which $192,932 is to be collected during August 2001, via a private placement from Synergy employees, Directors and various funding companies. These funds will cover the next twelve (12) months of operations based on current projections. Plans to raise additional funds when needed are very well advanced.

Synergy has three (3) discrete technologies consisting of:

         (1) conversion of stranded natural gas into synthetic naphtha and diesel called GTL;

         (2) the CPJ process which upgrades heavy oil to more valuable and easily refined lighter oils; and

         (3) SynGen, the cold plasma technology to produce hydrogen rich streams from natural gas, PLG, gasoline, and diesel.

GTL

Synergy continues to evaluate opportunities to participate in a plant utilizing all or some of its GTL technology in the near future. Its Drake Synergy Petroleum Limited joint-venture company in Nigeria is pursuing such an opportunity. For such a venture to be successful, the gas supply for a 20-year term must first be secured. Discussions to-date with firms as potential sources of financing, have been promising pending a gas contract. Sulfur free and aromatic free products produced from a plant, will be shipped by tanker from Nigeria to market in the US and/or Europe.

CPJ

Discussions continue with operators in Alberta to site a 5000 bpd upgrader at a host site, which will provide some degree of infrastructure. The upgraded product from the plant will likely be used as synthetic diluent to ship additional heavy crude to market by pipeline. Such a plant will have a commercial basis but will also serve as a pilot plant for the very large heavy oil upgraders planned for the later part of the decade. For example, one Albertan operator plans to put in service trains of 100,000 bpd in size. For them, the 5000 bpd unit is considered a necessary size pilot unit to instill confidence for their intended program.

SYNGEN


Beginning in the first quarter of 2001, Synergy has really forcused on the fuel cell potential for its SynGen reforming technology. It has become readily apparent that commercial fuel cell applications, both stationary and onboard, will be fossil fuel based for the foreseeable future. A 5-litre size SynGen reactor has been installed in the Synergy Calgary laboratory. Tests have shown that natural gas, gasoline, and diesel can be reformed into hydrogen rich streams suitable for MCFC and SOFC fuel cells. Discussions are underway to develop a relationship via formal licensing of SynGen with a SOFC manufacturer. Work continues on Synergy's other SynGen systems, including the Bantry test site.