Form 10QSB
period 2001-09-30
SYNERGY TECHNOLOGIES CORP
filed 2001-11-14
CIK 1080634

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: SEPTEMBER 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                             --------    ----------
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

                                   Yes X   No
                                      ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

33,801,596 shares of Common Stock, $0.002 par value, as of November 7, 2001.

Transitional Small Business Disclosure Format
(check one): Yes    No   X
                ---   --  --

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)










                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             PREPARED BY MANAGEMENT








                               SEPTEMBER 30, 2001

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (PREPARED BY MANAGEMENT) FOR THE
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001


TABLE OF CONTENTS

                                                                                               PAGE
Financial Statements:

                   Unaudited Consolidated Balance Sheets - As at September 30, 2001              4
                   and year ended December 31, 2000

                   Unaudited Consolidated Statements of Operations for the three and             5
                   nine months ended September 30, 2001 and 2000, and for the period from November 7, 1996 (Date of Inception) to September 30, 2001

                   Unaudited Consolidated Statement of Cash Flows for the three and              6
                   nine months ended September 30, 2001 and 2000, and for the period from November 7, 1996 (Date of Inception) to September 30, 2001

                   Unaudited Consolidated Statement of Changes in Stockholders' Equity           8
                   for the nine months ended September 30, 2001 and the years ended
                   December 31, 2000 and 1999

Notes to Unaudited Consolidated Financial Statements                                             9


                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                                          AS AT SEPTEMBER 30,        AS AT DECEMBER 31,
                                                                                 2001                      2000
                                                                    ------------------------     --------------------
CURRENT ASSETS
       Cash                                                         $               289,064      $           76,059
       Receivables (Note 5)                                                          39,468                  84,761
       Receivables - related parties                                                      -                   2,842
       Prepaid expenses                                                              46,760                  73,714
                                                                    ------------------------     --------------------
       TOTAL CURRENT ASSETS                                                         375,292                 237,376

INVESTMENTS (Note 3)
       SynGen Technologies                                                       38,028,244              38,028,244
       CPJ Technologies                                                           1,432,500               1,062,500
       Investment in Private US corporation                                       1,000,000               1,000,000
                                                                    ------------------------     --------------------
                                                                                 40,460,744                       -
       Investment in joint venture (Note 3)                                          76,674                       -
                                                                    ------------------------     --------------------
       TOTAL INVESTMENTS                                                         40,537,418              40,090,744

Office equipment and computers, net of accumulated depreciation
$38,881                                                                              65,251                  80,361
                                                                    ------------------------     --------------------
TOTAL ASSETS                                                        $            40,977,961      $       40,408,481
                                                                    ========================     ====================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                             $               531,285      $          212,794
       Accrued expenses                                                             100,042                  85,437
                                                                    ------------------------     --------------------
       TOTAL CURRENT LIABILITIES                                                    631,327                 298,231

LONG TERM LIABILITIES (Note 6)
       Notes payable                                                              2,384,949               2,250,000
       Notes payable - related parties                                                    -               1,000,000
       Accrued interest on notes                                                    311,470                 134,086
                                                                    ------------------------     --------------------
       TOTAL LONG TERM LIABILITIES                                                2,696,419               3,384,086
Investment in joint venture (Note 3)                                                 80,726                       -
                                                                    ------------------------     --------------------
       TOTAL LIABILITIES                                                          3,408,472               3,682,317

STOCKHOLDERS' EQUITY

       Common stock, $0.002 par value, 50,000,000 shares
       authorized, 33,801,596 Shares issued and outstanding                          68,584                  60,077
       Additional paid in capital                                                49,268,609              45,786,313
       Deferred compensation                                                        (39,964)                (89,770)
       Accumulated deficit                                                      (11,727,740)             (9,030,456)
                                                                    ------------------------     --------------------
TOTAL STOCKHOLDERS' EQUITY                                                       37,569,489              36,726,164
                                                                    ========================     ====================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $            40,977,961      $       40,408,481
                                                                    ========================     ====================



The accompanying notes are an integral part of these financial statements.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                     CUMULATIVE
                                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS           PERIOD FROM
                                                         SEPTEMBER 30                   ENDED SEPTEMBER 30           NOVEMBER 7,
                                                  --------------------------        --------------------------       1996 (DATE OF
                                                     2001          2000                2001           2000          INCEPTION) TO
                                                                                                                     SEPT 30, 2001
                                                  (UNAUDITED)   (UNAUDITED)         (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
               Interest income                        3,069         18,847              4,123          18,847          35,566
               Consulting income                          -              -                  -               -           8,927
------------------------------------------------------------------------------------------------------------------------------
                                                      3,069         18,847              4,123          18,847          44,493
EXPENSES

               General and administrative           774,239        567,120          1,778,761       1,289,344       4,948,340
               Stock option compensation             23,096         51,208             66,306         784,333         957,866
               Compensation related to warrants           -              -                  -               -         343,744
               Technology development               139,968        143,253            547,540         516,103       2,794,752
               Dry well expenses                          -              -                  -               -         722,210
------------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                      937,303        761,581          2,392,607       2,589,780       9,766,912
------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                               (934,234)      (742,734)        (2,388,484)     (2,570,933)     (9,722,419)

OTHER EXPENSES
    Amortization of debt discount and offering
    costs                                                 -     (1,350,000)                 -      (2,250,000)     (2,250,000)
    Accrued interest on notes payable               (56,712)             -           (177,384)              -        (311,470)
    Share of expenses incurred by joint venture     (71,365)             -           (246,059)              -        (246,059)
    Gain on disposition                                   -              -            114,643               -         802,208
------------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE TAXES                            (1,062,311)    (2,092,734)        (2,697,284)     (4,820,933)    (11,727,740)
------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAX                                  -              -                  -               -               -
------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                         $ (955,811)   $(2,092,734)     $  (2,697,284)  $  (4,820,933)   $(11,727,740)
==============================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE
                                                 $    (0.03)   $     (0.16)     $       (0.09)  $       (0.39)   $      (0.74)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN
CALCULATION                                      33,243,670     13,026,017         31,676,586      12,256,732      15,793,498
==============================================================================================================================



The accompanying notes are an integral part of these financial statements.

                SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                                    CUMULATIVE
                                                FOR THE THREE MONTHS                 FOR THE NINE MONTHS            PERIOD FROM
                                                 ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30           NOVEMBER 7,
                                            ---------------------------------     ----------------------------      1996 (DATE OF
                                                   2001             2000              2001           2000           INCEPTION) TO
                                                                                                                    SEPT 30, 2001
                                                (UNAUDITED)      (UNAUDITED)       (UNAUDITED)    (UNAUDITED)         (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES
Net loss                                         (1,062,311)    (2,092,734)        (2,697,284)     (4,820,933)     (11,727,740)
Adjustments to reconcile net loss to
net cash from operations
     Dry well expense                                     -              -                  -               -          722,210
     Depreciation                                     9,026          5,658             27,829           9,069           47,282
     Amortization of unearned
     compensation                                    23,096         51,208             66,306         784,333          957,866
     Amortization of debt discount
     and offering costs                                   -      1,350,000                  -       2,250,000        2,250,000
     Accrued interest on notes payable               56,712              -            177,384               -          311,470
     Issuance of shares for services                214,823              -            780,629           7,822        1,178,458
     Issuance of warrants for services                    -              -                  -               -          343,744
     Re-issue of founders shares                    106,500              -            106,500               -          106,500
     Investment in joint ventures                   (32,788)             -              4,051               -            4,051
     Exchange rate loss                              23,450         18,564             24,380          28,743           59,357
     Loss on disposition of assets                        -              -                904               -         (685,328)
  Changes in assets and liabilities
     Accounts receivable                            (14,513)      (389,567)            45,291        (450,920)         (39,469)
     Prepaid expenses and deposits                   13,887        (36,053)            26,953         (39,695)         (46,776)
     Accounts receivable - related
     parties                                         60,228       (439,482)             2,842        (491,360)               -
     Accounts payable                              (221,016)      (198,363)           (51,508)       (213,716)         849,260
     Accounts payable - related
     parties                                         10,145              -            153,088               -          153,088
     Accrued expenses                                46,430         19,244             14,605          96,903          100,042
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING
ACTIVITIES                                         (766,331)    (1,711,525)        (1,318,030)     (2,839,754)      (5,415,985)
CASH FROM INVESTING ACTIVITIES
     Acquisition of oil and gas
     properties                                           -              -                  -               -         (688,188)
     Acquisition of property and
     equipment                                      (12,137)       (24,254)           (13,620)        (52,679)        (114,768)
     Acquisition of equity security                       -              -                  -               -         (100,000)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING
ACTIVITIES                                          (12,137)       (24,254)           (13,620)        (52,679)        (902,956)
CASH FROM FINANCING ACTIVITIES
     Proceeds from (payments to)
     notes payable - related parties                (89,827)             -            (26,983)        (13,143)         531,933
     Proceeds from (payments to)
     notes payable                                    8,844         23,864              8,844         420,525          823,245
     Proceeds from investor deposits               (266,521)             -                  -         200,000          202,500
     Proceeds from option income                          -              -                  -               -          200,000





     Net proceeds from convertible
     debt                                                 -      1,282,500                  -       2,137,500        2,137,500
     Sales of common stock                        1,317,674        323,200          1,587,174         859,199        2,772,184
                                       ------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING
ACTIVITIES                                          970,170      1,629,564          1,569,035       3,604,081        6,667,362
EFFECT OF EXCHANGE RATE CHANGES ON
CASH                                                (23,450)       (18,564)           (24,380)        (28,743)         (59,357)
NET CHANGE IN CASH                                  168,252       (124,779)           213,005         682,905          289,064
CASH AT BEGINNING OF PERIOD                         120,812        810,766             76,059           3,082                -
                                       ------------------------------------------------------------------------------------
CASH AT END OF PERIOD                            $  289,064     $  685,987       $    289,064     $   685,987  $       289,064
============================================================================================================================





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                             ------------- ------------ ---------------- -------------- ------------- --------------
                                                                                                                         TOTAL
                                                                          ADDITIONAL       ACCUMULATED     UNEARNED   STOCK-HOLDERS'
                                                SHARES        AMOUNT     PAID IN CAPITAL      DEFICIT    COMPENSATION     EQUITY
                                                                                                                        (DEFICIT)
                                            -------------- ------------ ---------------- -------------- ------------- --------------
        BALANCE AT DECEMBER 31, 1999           11,989,327     $23,980      $ 1,484,455     $(2,958,385)                $(1,449,950)

        Cancellation of founders shares          (496,736)          -                -               -             -               -
        Issuance of shares for cash               710,000       1,420          353,580               -             -       355,000
        Issuance of shares for royalty            500,000       1,000        1,061,500               -             -      ,062,500
        Issuance of stock options                       -           -          981,330               -             -       981,330
        Issuance of warrants for services               -           -          343,744               -             -       343,744
        September 29, 2000
        Issuance of convertible debt                    -           -        2,137,500               -             -     2,137,500
        Issuance of shares from escrow         14,943,510      29,887       37,998,357               -             -    38,028,244
        Warrants for stock, January through       431,000         862          430,138               -             -       431,000
        December 2000
        Issuance of shares for services
        February 16, 2000 at average prices     1,359,063       2,718          890,919               -             -       893,637
        Options exercised                         105,000         210          104,790               -             -       105,000
        Unearned compensation                           -           -                -               -       (89,770)      (89,770)
        Net loss for the period                         -           -                -      (6,072,071)            -
                                                                                                                        (6,072,071)

                                            -------------- ------------ ------------------------------ ------------- ---------------
        BALANCE AT DECEMBER 31, 2000           29,541,164     $60,077      $45,786,313     $(9,030,456)    $ (89,770)  $36,726,164
                                            ============== ============ ============================== ============= ===============

        Units for stock - debenture             1,000,000       2,000          998,000               -             -     1,000,000
        Units for stock - cash                    264,000         528          263,472               -             -       264,000
        Options exercised                           5,500          11            5,489               -             -         5,500
        Re-issue of founders shares               157,143         300          106,200               -             -       106,500
        Issuance of stock options                       -           -           16,500               -             -        16,500
        Shares for services                       798,907       1,598          779,031               -             -       780,629
        Issuance of shares for cash             2,034,882       4,070        1,313,604               -             -     1,317,674
        Unearned compensation                           -           -                -               -        49,806        49,806
        Net loss for the period                         -           -                -      (2,697,284)            -    (2,697,284)
                                            ============== ============ ============================== ============= ===============

        BALANCE AT SEPTEMBER 30, 2001          33,801,596     $68,584      $49,268,609    $(11,727,740)     $(39,964)  $37,569,489
                                            ============== ============ ============================== ============= ===============

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


These statements are prepared using Generally Accepted Accounting Principals as well as the terms outlined or explained in the year end 10-KSB filing along with any changes as noted in the March 31, 2001 and June 30, 2001 10-QSB.


All significant transactions between the parent and consolidated affiliates have been eliminated. The consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.


NOTE 2 - GOING CONCERN


BUSINESS CONDITION - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Synergy as a going concern. However, Synergy has had negative cash flows from operating activities during the quarter ended September 30, 2001 and cumulatively from inception through September 30, 2001. As the Company has not yet developed or constructed plants or facilities of a commercial size, it does not expect to be able to generate any substantial amounts of revenues until the construction of such facilities, or the completion of other arrangements such as for the construction of such facilities by third parties or the sale of an interest in the Company's technologies. The construction of any plants or other facilities would require the Company to raise substantial amounts of additional funds. The Company does not presently have any known sources of additional funds, or have other arrangements that would result in any substantial revenues in the foreseeable future. These conditions raise substantial doubt about Synergy's ability to continue as a going concern. Synergy's continued existence is dependent on its ability to obtain additional financing. The Company will attempt to continue to raise additional funds from public and private markets and through arrangements with certain related and unrelated companies with which it is negotiating mutually beneficial agreements for the use of the technologies. However, there is no assurance that additional financing will be realized. If Synergy is unable to realize this additional financing, it could cease to be a going concern.


DEVELOPMENT STAGE COMPANY - Since inception, the Company has spent most of its efforts raising capital and financing the research and development of certain technologies; however, it has not yet had sales sufficient to sustain operations and has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations. To date the Company has had minimal revenues and has substantial debt, therefore, the Company is considered to be in the development stage. The Company's development activities include the following:

GAS-TO-LIQUIDS TECHNOLOGY (GTL)
While the GTL technology has been used in pilot plants, the Company does not yet have any plans or arrangements for the construction of a commercial plant. Drake Synergy Petroleum Limited, a 50% owned joint venture in Nigeria, is pursuing an opportunity. The Company believes that a long-term gas supply contract on favorable terms is also critical to successful development and commercial use of the GTL technology.

CPJ
The Company has a 1/2 BOPD pilot plan that is being used to evaluate heavy oil upgrading possibilities. The Company is attempting to make arrangements with third parties such as oil and gas producing companies for the financing and construction of a 5000 BOPD demonstration plant.

SYNGEN
The Company has installed a 5-litre size SynGen reactor in its Calgary laboratory. The Company is attempting to enter into licensing or other arrangements for the use of Syngen with third parties.

NOTE 3 - INVESTMENTS, ACQUISITIONS AND TECHNOLOGY DEVELOPMENT

Investments reported on the Consolidated Balance Sheet of the Company include the following:

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2001           2000
                                                                    -----------------  ---------------


Investment in SynGen Technology (See Note 3(a) below)                $    38,028,244   $    38,028,244

Investment in CPJ Technology (See Note 3(b) below)                         1,432,500         1,062,500

Investment in private U.S. corporation (See Note 3(b) below)               1,000,000         1,000,000
                                                                    -----------------  ---------------

                                                                     $    40,460,744   $    40,090,744
                                                                    =================  ===============

(a) SynGen: There were no changes during the current quarter.

(b) CPJ: During the quarter ended September 30, 2001, the Company recorded a liability of $46,000 to the inventor, Dr. Jorgensen, based on the amended royalty agreement signed in fiscal 2000, whereby, Dr. Jorgensen was to receive proceeds of not less than $250,000 from the sale of 100,000 shares of Synergy Technologies Corporation by February 28, 2001 and an additional $250,000 from the sale of a further 100,000 shares by February 28, 2002. As of September 30, 2001, Dr. Jorgensen had not sold any of the shares and therefore, based on the September 28, 2001 closing stock price of $0.65 per share, the difference in net proceeds is $370,000, of which $324,000 was recorded in the June 30, 2001 Financial Statements.

For the purposes of these financial statements, all operations of Carbon have been fully consolidated up to November 1, 2000, and subsequently, the Company's interest in Carbon has been recorded using the Equity Method.

Investment in Carbon as at September 30, 2001:

    ---------------------------------------------------------------------------------------
                 o   Shares of Carbon
                     o   2,500 shares valued at Cyprus 1.00 per
                         share                                                        5,029
                 o   Advances to Carbon                                             686,352
                 o   50% of net liabilities of Carbon                              (772,107)
                                                                    -----------------------
                                                                     $              (80,726)
    ---------------------------------------------------------------------------------------

Investment in Drake Synergy Petroleum as at September 30, 2001:

    ---------------------------------------------------------------------------------------
                 o   Shares of Drake Synergy Petroleum Ltd.
                     o   2,500,000 shares valued at Naira 1.00 per
                         share                                                       22,104
                 o   Advances to Drake Synergy Petroleum                             96,726
                 o   50% of net liabilities of Drake Synergy Petroleum              (42,156)
                                                                    -----------------------
                                                                     $               76,674
    ---------------------------------------------------------------------------------------

NOTE 4 - RELATED PARTY TRANSACTIONS


     (a) Notes payable of $89,827 reported on the Consolidated Balance Sheets of the Company as at June 30, 2001 represented the total cumulative amounts advanced to Synergy for general operations from its 50% owned joint-venture with Carbon Resources Limited. The note was retired in full during the quarter ended September 30, 2001.

     (b) During the nine-month period ended September 30, 2001, the Company and its subsidiaries were charged a total of $134,132 in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services and technical personnel. Mr. Thomas Cooley, an officer of Glidarc Technologies, is also the Company's Chief Executive Officer and a member of the Board of Directors. Mr. Cooley also serves on the Board of Directors of Syngen Technologies Limited, a wholly owned subsidiary of the Company, and Carbon, the Company's 50% joint venture. An amount of $1,409 relating to services provided by Glidarc Technologies through September 30, 2001 remained due and payable to Glidarc as at the end of the quarter.

     (c) During the quarter ended September 30, 2001, the Company was charged $54,646 for consulting services and reimbursement of actual expenses by Huntingtown Associates LLC (a Connecticut corporation) of which Mr. Baumert is the sole proprietor. Mr. Baumert is a member of the Company's Board of Directors. Huntingtown Associates charges consulting services provided by Mr. Baumert at a rate of $1,500 per day plus expenses. An amount of $61,876 remained due and payable to Huntingtown Associates as at September 30, 2001.

NOTE 5- RECEIVABLES

Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company at fiscal year end. This amount is refundable to the Company in Canadian Dollars upon filing of a GST return. Total receivables of $39,468 include a GST refund due to the Company of $14,681, as well as certain other receivables totaling $24,787.




NOTE 6 - LONG TERM LIABILITIES

     (a) Notes payable of $134,949 is reported on the Consolidated Balance Sheet as at September 30, 2001 which amount represents cash advances from Stone Canyon Resources Ltd. in respect of general operations. This amount has no set terms of repayment.

     (b) Convertible promissory note's interest in the amount of $279,374 has been accrued to September 30, 2001 and $32,096 interest payable to SCRL is included on the Consolidated Balance Sheet as Accrued interest on notes.


NOTE 7 - COMMON STOCK

     (a) Cash proceeds of $1,317,674 were received for the purchase of 1,934,882 Units at $0.65 per Unit and 100,000 Units at $0.60 per Unit pursuant to an offering commenced second quarter 2001 and made pursuant to Regulation D, Rule 506. Each Unit consists of a share of common stock and a warrant to purchase an additional share for $1.30, exercisable at any time two years from the time of subscription. There are 280,500 Units available for purchase under this offering that has been subscribed for by a foreign corporation. The funds will be received during the fourth quarter.

     (b) 150,000 shares were re-issued related to the cancellation of founders' shares in September 2000. These shares were valued at the average trading value of the stock from the date of issuance. A value of $106,500 is recorded in the Statement of Operations relating to this transaction at $0.71 per share.

     (c) 53,763 shares were issued to a certain investment firm for financial advisory services. The shares are recorded in the Consolidated Statement of Operations under the General and administrative category at the average trading value of the stock prior to the date of execution of the agreement. A value of $50,000 is recorded in the Statement of Operations relating to this transaction at $0.93 per share.

     (d) 183,137 shares were issued pursuant to an S-8 registration under the 2001 Employee Stock Option and Award Plan for fees related to various consulting services. The shares were issued at an average trading value of $0.90.


The following table summarizes the warrants issued, exercised and expired during quarter ended September 30, 2001 and the fiscal year ended December 31, 2000 and those warrants which remain outstanding as at September 30, 2001:

                                                                                 NINE MONTHS ENDED            YEAR
                                                                                SEPTEMBER 30, 2001           ENDED
                                                                                                     DECEMBER 31, 2000
                                                                                ==================== =======================
Warrants to purchase common shares, beginning of year                                  914,666              1,863,000
Warrants issued during the period                                                        -                     -
        At $1.00 per share                                                               -                    710,000
        At $1.30 per share                                                           2,034,882                 -
        At $3.00 per Unit                                                                -                     84,666
        At $3.50 per share (Note 7(a))                                               1,264,000                 -
Warrants exercised during the period, $1.00 per share                                    -                   (431,000)
Warrants cancelled during the period, $1.00 per share                                    -                 (1,264,000)
Warrants expired unexercised during the period, $1.00 per share                       (130,000)               (48,000)
                                                                                -------------------- -----------------------

Warrants to purchase common shares, end of period                                    4,083,548                914,666
                                                                                ==================== =======================


STOCK OPTIONS
-------------

The Company has five stock option plans as follows:

o 1998 Directors and Employees Stock Option Plan (Plan "A");

o 1999 Directors and Employees Stock Option Plan (Plan "B");

o 1999 Directors and Advisory Board Members Stock Option Plan (Plan "C");

o 2000 Employees Stock Option and Stock Award Plan (Plan "D"); and,

o 2001 Employees Stock Option and Stock Award Plan (Plan "E")

The following table will summarize options and awards granted, and options and awards available for grant to the quarter ended September 30, 2001:


                                                  PLAN A        PLAN B          PLAN C          PLAN D         PLAN E
                                                   1998          1999            1999            2000            2001
                                               ------------- -------------- -------------- -------------- --------------
Total shares authorized under plan:                 900,000      1,000,000      1,100,000      1,500,000      1,000,000
Options/awards granted:
      Employees (i)                                 250,000        350,000              -        131,573         30,907
      Directors  (i)                                400,000        425,000        400,000         36,315        106,674
      Non-employees, consultants (ii)               250,000        200,000              -      1,316,175        232,563
      Advisory Board members (ii)                         -              -        500,000              -              -
                                               ------------- -------------- -------------- -------------- --------------

Total options granted                               900,000        975,000        900,000      1,484,063        370,144
Expired or cancelled (iii)                                -         25,000        200,000         15,937              -
                                               ------------- -------------- -------------- -------------- --------------
Available for grant at September 30, 2001                 -              -              -              -        629,856
                                               ============= ============== ============== ============== ==============

(a) 10,000 employee stock options granted to various employees, under the 1999 Directors and Employees Option Plan, expired or were cancelled. Also during the quarter, 15,000 options granted under the 2000 Employees Stock Option and Stock Award Plan expired.

(b) 100,000 options were granted to our new legal counsel, Burg Simpson Eldredge Hersh Jardine PC and an additional 50,000 options were granted to a member of the advisory board for consulting services. Both of these grants were issued outside of all Company stock option plans and have a strike price of $1.00.

(i) Options granted to employees and directors for their services as directors and employees are accounted for using the intrinsic value method amounting to a value of $11,700 during the quarter.

(ii) The options granted to non-employees and advisory board members are accounted for by the fair value method. The aggregate fair value of options granted and shares issued pursuant to these plans during the quarter ended September 30, 2001 was $16,500, of which $1,493 was charged to earnings in the current quarter. The remaining $15,007 was deferred until future periods. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, weighted average expected volatility of 18.16%, weighted average risk-free interest rate of 4.25% and expected life of 2 years.

(iii) Plan "C" includes 200,000 options granted to former Chief Executive Officer, John Gradek. These options have been cancelled and are being held in escrow pending the outcome of the ongoing litigation.


The following table summarizes the status of the Company's stock options (excluding stock awards) and changes thereto during the quarter ended September 30, 2001:

                                                                                         WEIGHTED AVERAGE
                                                                       SHARES             EXERCISE PRICE,
                                                                                       SEPTEMBER 30, 2001
                                             --------------------------------- -----------------------------
Outstanding at beginning of year                                    2,795,000                              -
  Granted during period                                               325,000                           1.31
  Cancelled during period                                           (325,000)                           1.09
  Exercised during period                                             (5,500)                           1.00
                                             --------------------------------- -----------------------------

Outstanding at end of quarter                                       2,789,500                     $     1.08
                                             ================================= ==============================



NOTE 8 - OTHER EVENTS


There have been no material changes in the on-going litigation of the organization during the Quarter. Refer to the March 31, and June 30, 2001 10-QSB's for details on outstanding issues.


PLAN OF OPERATION

Synergy's business is the development and licensing of technologies related to the oil and gas industry. Synergy's three (3) discrete technologies consist of:

         (1) conversion of stranded natural gas into synthetic naphtha and diesel, a gas to liquids process referred to as GTL,

         (2) the CPJ process which upgrades heavy oil to more valuable and easily refined lighter oils; and

         (3) SynGen, the cold plasma technology to produce hydrogen rich streams from natural gas, LPG, gasoline, and diesel.

GTL


We continue to evaluate opportunities to participate in the development and construction of a plant utilizing all or some of its GTL technology in the near future. Our Drake Synergy Petroleum Limited joint-venture company in Nigeria is pursuing such an opportunity. The success of a venture is predicated upon the negotiation of a gas supply for a 20-year term. To date, discussions with potential sources of financing have been promising, pending a gas contract. The sulfur free and aromatic free products manufactured at this facility would be shipped by tanker from Nigeria to markets in the US and/or Europe.


CPJ


Discussions continue with producers in Alberta and Central Alberta to construct a 5000 bpd upgrade facility. The upgraded product from the plant will likely be used as synthetic diluents to ship additional heavy crude to market by pipeline. Such a plant will have a commercial basis but will also serve as a demonstration plant for the very large heavy oil upgraders planned for the later part of the decade in Alberta. The 1/2 BPD pilot unit continues to be used to evaluate heavy oil upgrading for both Canadian bitumen's and refinery atmospheric bottoms. Just as the GTL process monetizes standard natural gas by conversion to salable synthetic fuels, the CPJ process can monetiges heavy oil to salable synthetic oil. Heavy oil reserves occur throughout the world, although the largest know reserves are in Canada and Venezuela.


SYNGEN

Beginning in the first quarter of 2001, Synergy has focused intensively on the fuel cell potential for its SynGen reforming technology. It has become readily apparent that commercial fuel cell applications, both stationary and onboard, will be fossil fuel based for the foreseeable future. A 5-litre size SynGen reactor has been installed in the Synergy Calgary laboratory. Tests have shown that natural gas, gasoline, and diesel can be reformed into hydrogen rich streams suitable for MCFC and SOFC fuel cells. Discussions are underway to develop a relationship via formal licensing of SynGen with a SOFC manufacturer. Work continues on Synergy's other SynGen systems, including the Bantry test site.

The Company requires significant funding to fully implement our near and long-term capital requirements. In the near term, we expect to relocate our principal corporate offices from Calgary, Alberta to Houston, Texas and to engage senior management including a new Chief Executive Officer and a Chief Financial Officer. We also will require funds to continue marketing our products and technologies and for the further research and development of our technologies. We anticipate that we will require approximately two million dollars to fund these near-term projects, excluding the construction of commercial facilities for which we will seek separate financing or a well-funded development partner. In the past, we have been successful in identifying outside financing to fund our operations; however, we cannot be certain that we will be successful in securing new financing on terms acceptable to us.

Our long-term programs, those we are pursuing for a date at least forty-eight months from the date hereof, include a commercial scale GTL facility and a commercial scale CPJ heavy oil upgrading facility. We are not seeking financing to fund these projects at this time but will evaluate our financing strategy and requirements at such time as we propose to implement these programs.

During the quarter ended September 30, 2001, our development activities continued to focus on efforts to identify a partner to participate in the construction of a demonstration plant that monetizes heavy oil to salable synthetic oil using our CPJ technology. As well, development activities continue in finalizing the implementation of a commercial scale GTL facility for the conversion of stranded natural gas into clean burning fuels. We also have focused on the development of the fuel cell potential of our SynGen reforming technology, as more fully described below.

For a more complete discussion of our business, please refer to our Annual Report on Form 10-KSB for the year ended December 31, 2000.