Form 10KSB40
period 2001-12-31
SYNERGY TECHNOLOGIES CORP
filed 2002-04-01
CIK 1080634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

   [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the fiscal year ended December 31, 2001

   [ ]   TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
           For the transition period from ___________ to _____________

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

                              1689 Hawthorne Drive
                          Conroe Texas, USA 77301-3284
                            Telephone: (936) 788-8220
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
              None
--------------------------------       -----------------------------------------

--------------------------------       -----------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

              100,000,000 shares of Common Stock, par value $0.002
              ----------------------------------------------------
                                (Title of class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes   [ ] No
                                                          ---       ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                                       ---

     State issuer's revenues for its most recent fiscal year: $4,365
                                                              ------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$16,702,823 as of March 26, 2002

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,109,395

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

     Transitional Small Business Disclosure Format (Check one): ____Yes ____No

                                TABLE OF CONTENTS

PART I   .................................................................. 4
ITEM 1.  DESCRIPTION OF BUSINESS........................................... 4
ITEM 2.  DESCRIPTION OF PROPERTIES.........................................22
ITEM 3.  LEGAL PROCEEDINGS.................................................22
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE  OF
         SECURITY HOLDERS..................................................22
PART II  ..................................................................23
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...............................................23
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION.................................................25
ITEM 7.  FINANCIAL STATEMENTS..............................................31
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE..............................................31
PART III...................................................................32
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.................................32
ITEM 10. EXECUTIVE COMPENSATION............................................35
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.............................................37
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS......................................................38
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................39
SIGNATURES.................................................................40
ITEM 7.  FINANCIAL STATEMENTS COVER PAGE...................................F-1
         TABLE OF CONTENTS.................................................F-2
INDEX OF EXHIBITS FILED HEREWITH

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         General.
         -------

         Synergy Technologies Corporation ("we," "us," "Synergy," or the "Company") develops proprietary technologies that convert lower value liquid and gaseous hydrocarbon feedstocks into commercially valuable fuels. The focuses of Synergy's technologies include:

          o enhancing the value of uneconomical or marginal hydrocarbon feedstocks;

          o    lowering operational costs; and

          o    reducing environmental waste.

         Synergy has developed two primary technologies:

          o The SynGen Process: A process that economically, and without catalysts, converts natural gas or liquid hydrocarbons such as gasoline or diesel oil into their basic components of hydrogen and carbon monoxide to make synthesis gas, or syngas. Syngas can be used as feedstock for a Fischer-Tropsch process to produce liquid fuels and has a number of applications in the petroleum, petrochemical and fuel cell industries. The SynGen process also can be used to break hydrogen sulfide into elemental sulfur and hydrogen, which is valuable in the oil refining and petrochemical industries. We believe that the process is significantly more efficient and economical than the partial oxidation and steam reforming currently used to perform similar functions.

          o    The CPJ Process: A steam-driven hydrocarbon breaking process that
               (i) allows oil producers to upgrade heavy oil into a higher-value synthetic crude that's easier to transport, (ii) creates a synthetic crude oil product, and (iii) allows refineries to upgrade heavy intermediate refining streams, which are similar to virgin heavy oils. The process can be tailored to suit crude feedstock composition, and can vary the viscosity of the output to match the optimum requirements of the refiner.

     The flow chart presented below briefly describes Synergy's technologies and their applications.

                 SYNERGY'S TECHNOLOGIES AND THEIR APPLICATIONS

                               [GRAPHIC OMITTED]





                  ------------------------                    -----------------------------       -----------------------------
                       CPJ HEAVY OIL                                                                    ADVANCED CATALYST
                         UPGRADING                                 SYNGEN TECHNOLOGY                   FISCHER-TROPSCH GTL
                         TECHNOLOGY                                                                        TECHNOLOGY
                  ------------------------                    -----------------------------        -----------------------------

                  ------------------------                    -----------------------------        -----------------------------
FUNCTION         Thermal cracking of large                        Non-thermal cold plasma             Synthesizes syngas into
                 molecule hydrocarbons with                    technology efficiently breaks             liquid fules with
                high yield of lighter liquid                      down hydrocarbons and               proprietary chain-limiting
                           fuels                                       hydrogen sulfide                        catalyst
                  ------------------------                    -----------------------------        -----------------------------


                                                                           SynGen
                                                      SynGen               Reformer        SulfArc
                  ------------------------          -------------      -----------------   ----------      ---------------------
                  Transforms low value               Transforms          Transforms
                    heavy oil into high              sub-optimal       liquid fuels and    Breaks down    Efficiently converts
BENEFITS        value synthetic crude with          gas and liquid      gaseous fuels        hydrogen      syngas into liquid
                        low sulfur                   hydrocarbons       into hydrogen-       sulfide        fuels with no wax
                                                      into syngas          rich gas
                  ------------------------          -------------      -----------------   ----------      ---------------------

                                                                                              ----------------
                                                                                                  Synergy's
                                                                                Syngas         Proprietary F-T
                                                                                                Gas-to-Liquids
                                                                                                   Process
                                                                                              ----------------

                  ------------------------          -------------      -----------------   -----------      ---------------------
                      Synthetic crude oil           Feedstock for           Power            Produces       Sulfur-free gasoline,
OUTPUT                 into pipelines to              plastics,           source for       hydrogen and          diesel fuel,
                           refineries               alcohols, etc.        fuel cells     elemental sulfur    transportable Fuels
                  ------------------------          -------------      -----------------   -----------      ---------------------


         The Business Opportunity.
         ------------------------

         During the past few decades, the world has been awash with cheap fossil fuels, creating major hurdles for market acceptance of new energy technologies offered by development-stage companies like Synergy. Today, however, the tide has changed. Worldwide demand for all forms of energy, particularly environmentally friendly fuels, has increased dramatically and new technologies and conservation efforts are expected to lead the way to greater independence from foreign oil.

         As the world's energy consumption continues to grow, there is a need to satisfy demand from a diversified mix of sources. In particular, there is a pressing need to satisfy a growing portion of the demand with non-OPEC sources of energy. Technology will continue to play an important role in developing cost-competitive supply sources that fit the profile of being diversified and stable.

         Energy consumption is expected to grow at 3% to 4% per year through 2020, as emerging economies are forecast to consume more energy at higher rates. According to the Energy Information Administration, worldwide demand in 2002 is expected to increase by about 0.7 million barrels per day (bpd), to 76.5 million bpd. As demand growth rises, additional sources of energy are imperative. Heavy oil, as defined in the petroleum industry, is abundant, with worldwide reserves of 6.3 trillion barrels of heavy crude.

         Historically, oil depletion of light reserves has increased at an average of 2.6% per year. Cumulatively, the world has consumed 45% of all known light oil reserves, while new reserves of light oil become harder to find and more costly to extract. Remaining known reserves and additional new discoveries are forecast to total 1,020 billion barrels.

         The so called "energy crisis" in the United States during the winter of 2000-2001 refocused attention on the importance of identifying and implementing alternate fuel technologies. Hundreds of millions of dollars are budgeted for fiscal year 2002 energy conservation and alternate fuel research and development programs by the U.S. Department of Energy. In both Canada and the U.S., various levels of federal and state government are actively working with the upstream and downstream sectors of the petroleum industry to increase energy efficiencies and to reduce greenhouse gas emissions. These include reduction in sour gas flaring (the burning of any unusable combustible substance) and improving pipeline transportation efficiencies for heavy crude oils.

         Synergy is addressing many problems that historically have affected the petroleum and petrochemical industries. Synergy offers these industries advanced technologies and processes providing new economics for the exploitation of hydrocarbons, particularly in the areas of heavy oil, stranded natural gas, conventional oil refining and byproduct treatment. The Company sees its future, in part, as a provider of systems by which oil and gas producers can economically enter markets which heretofore have been unattractive for reasons of production costs, end price, logistics or environmental issues.

         Our Products.
         ------------

1.       SynGen Technology.

         A.  Applications.

Synergy's proprietary, patented SynGen process is a technology that:

         o Reforms various gaseous hydrocarbons such as natural gas and liquid hydrocarbons such as gasoline and diesel feedstocks into a widely used product called syngas. Syngas, a combination of hydrogen and carbon monoxide, can be used as the feedstock for a process to produce liquid fuels and has a number of applications in the petroleum, petrochemical and fuel cell industries. This process is extremely valuable because of its feedstock versatility, scalability, relatively low energy requirements and overall low cost. It is significantly more efficient and more economical than the partial oxidation and steam reforming currently used to perform similar functions.

         o When used in Synergy's SulfArc process, scalable SulfArcSynGen reactors employing the SulfArcSynGen process can recover valuable hydrogen from refinery acid gas while creating sulfur as a by-product.

     The various applications of the SynGen process improve the overall economics of other proven processes within the petroleum industry that have been used for many years through efficient syngas production, the basis for a variety of products and uses. Specifically, development is underway for:

         o    Making Smaller Scale Gas-To-Liquids Projects Economically
              Feasible: SynGen, is an important first step to converting stranded natural gas reserves into transportable zero-sulfur fuels.

         o Improving Fuel Cell Economics: SynGen converts a variety of fuels including heavy, dirty fuels such as diesel to power fuel cells. Lower costs can be realized by using lower cost feedstocks, improving the overall reforming costs through the SynGen process, and by efficiently scaling the process to fit applications from the very small scale to very large scale.

         o    Improving Refinery Economics through Hydrogen Recovery Using
              SulfArc: A specialized refinery application that recovers and reuses hydrogen from refinery hydrogen sulfide (acid gas).

         o Other Potential Applications: SynGen produces hydrogen from certain hydrocarbons for use in petrochemical applications. It also has biomass processing applications and biohazard remediation applications.

         Fuel Cell Applications
         ----------------------

         The SynGen process reforms readily available fuel sources such as natural gas, propane, gasoline, and diesel oil into hydrogen-rich fuels for a variety of fuel cell applications. Fuel cells are electrochemical devices in which hydrogen and oxygen combine in a controlled manner (in contrast to combustion or explosion) to directly produce an electric current and heat. Fuel cells have many advantages in the generation of electricity, including, increased efficiency, greater scalability, more simplicity, and reduced noxious emissions. The SynGen process produces relatively inexpensive hydrogen, the feedstock for many of the fuel cells in use today. An inexpensive source of hydrogen can significantly reduce the primary disadvantage of fuel cells, namely the cost of the feedstock. Internal testing of SynGen has successfully reformed pipeline-grade natural gas, commercial propane, gasoline and diesel fuel at atmospheric pressure and with electrical power as low as 90 watts. The low power required by the SynGen reactor to affect the reformation of these feedstocks is significant in that, to date, the cost and energy required to produce the fuel on which fuel cells operate increases the overall cost to operate the units, thereby making them uneconomical, and the greatest barrier to mass adoption of fuel cell technology.

         Excepting existing fuel cell manufacturers, we are unaware of another stand-alone entity that is producing something similar to the SynGen reactor as a companion product for fuel cell applications. SynGen's compelling efficiencies and scalability lead Synergy to believe that it can compete with or eliminate existing technologies used by fuel cell manufacturers who are continually looking to refine their processes.

         Gas-to-Liquid Applications
         --------------------------

         A further application of the SynGen process is its ability to create liquid hydrocarbon fuels directly from syngas, otherwise known as a gas-to-liquid, or GTL, process. Synergy has developed an advanced GTL process that employs a proprietary cobalt-based, chain-limiting catalyst to create the liquid hydrocarbon fuels based upon the basic Fischer-Tropsch process that uses catalysts to synthesize diesel, gasoline or naphtha from syngas composed of hydrogen and carbon monoxide, while producing less particulate matter than existing technologies during production. The resulting fuels are similar to conventional refinery products; however, they are extremely high grade, aromatic-free, and posses clean-burning properties, making them desirable for a multitude of purposes. The Fischer-Tropsch process has been in use in various forms since World War II. The basic Fischer-Tropsch processes in use today primarily produce waxes from syngas in addition to the desired middle distillates. The waxes must then be subject to a catalytic hydrocracker to convert them into the more widely used and desired middle distillate fuels. Synergy's process limits wax formation, improving the yield of desirable hydrocarbons such as naphtha, gasoline and diesel and obviates the use of hydrocrackers, thereby reducing both capital and operating expenses of the GTL process, resulting in more economically attractive plants.

         The high grade, aromatic-free, and clean-burning properties of the liquid fuels produced using the SynGen GTL process make them suitable for a variety of purposes including mixing the products with lower grade fuels to meet increasingly stringent environmental regulations.

         Efficient and economical production of diesel, gasoline or naphtha from syngas using our GTL process opens a vast untapped resource encompassing hydrocarbons which have been dubbed "stranded gas." Stranded gas can be defined as gas reserves that cannot be brought to market efficiently or economically because they exist in locations that are remote, or are without markets and/or pipelines. Reserves of stranded gas are estimated to be about 5,100 trillion cubic feet (Tcf). Many of these remote reserves, which are flared (burned at the site), vented into the atmosphere or reinjected with the more valuable associated oil production, are essentially valueless to their owners. Because natural gas cannot be shipped via tanker in its gaseous state, it must be converted via liquefied natural gas (LNG) or subjected to a GTL processes for transportation.

         The second major opportunity for SynGen/GTL is the reformation of coalbed methane ("CBM") into Syngas, and the subsequent conversion of the Syngas into synthetic fuels. CBM is contained within the coal seams and surrounding rock strata and generally does not escape into the atmosphere unless exposed by coal mining activity. When released into the mines, the gas becomes coal mine methane, which must be removed from the coal mines for safety reasons. However, once in the atmosphere CBM becomes a greenhouse gas that is 21 times as potent as carbon dioxide. Recovery and use of CBM not only yields financial rewards, but it contributes substantially to emission reduction, benefiting the global environment.

         The U.S., China, Canada, Australia, UK, Germany and the Ukraine have substantial CBM reserves. Typically, a CBM well will only produce some 170,000 standard cubic feet per day (SCFD) per well, but these wells have extremely long lifetimes. China's CBM resource is said to be 1,306 Tcf.

         The SulfArc Solution for Hydrogen Sulphide Cracking
         ---------------------------------------------------

         The SynGen cold plasma reactor can be used to generate hydrogen and sulfur from hydrogen sulphide, a by-product of the refining process, a process Synergy refers to as SulfArc. Refineries are a major source of atmospheric emissions of noxious chemicals and are a significant source of sulfur, reduced sulfur compounds and oxides of sulfur. Significant quantities of sulfur must be removed from fuel oils to meet existing clean air legislation. Refineries reduce or eliminate sulfur by hydro-treating their products, i.e., cleaning them with hydrogen. The additional cost incurred by refiners to acquire sufficient hydrogen to clean their products can be reduced significantly using Synergy's SulfArc process. The SulfArc process breaks down a hydrogen sulphide molecule into its elements, pure hydrogen and pure sulfur. By employing the SulfArc process, refiners can recapture hydrogen that they may otherwise have to purchase in any event in order to permit them and their products to comply with clean air legislation. The hydrogen may be used to hydrogenate fuels such as diesel or gasoline to produce higher quality and cleaner burning fuels. By capturing and retaining the pure hydrogen and sulfur released from hydrogen sulphide by-products emitted in the refining process, refineries can reduce operating costs and may resell both the hydrogen and sulfur to third parties.

     B.  The Process.

     The SynGen process employs an advanced, cold plasma gliding-arc electrical discharge technology to create syngas. Synergy's compact SynGen reactors are powerful, inexpensively manufactured and produce an easily controllable gliding discharge, a type of electrical current, that can be used as a low-cost method of producing syngas, hydrogen and carbon monoxide (H2 and CO), from natural gas combined with an oxidant. Feedstocks are injected into the reactor combined with an oxidant (such as air) where they are subjected to electric discharges produced by electrodes to promote the partial oxidation of the natural gas, resulting in the production of the synthesis gas. With the addition of electric energy (and, optionally, steam and/or carbon dioxide), the synthesis gas of a desired composition can be easily obtained from almost any natural gas feedstock. In addition, the process can break down the feedstock from a gas to a liquid. SynGen reactors require no cooling, run using simple power supplies, and have insignificant electrode corrosion, which allow the reactors to be integrated easily into other processes. The system may be modularized and scaled-up using multiple-electrode configurations. SynGen processes can replace high energy-consuming and/or troublesome classical processes. No catalysts are required in the process which significantly reduces the operating and maintenance costs.

         The SynGen process is highly efficient, requires no expensive catalyst, uses small amounts of energy, is easily scalable, and can be adapted to many applications. SynGen is a core technology that can be leveraged in the future as the various processes it helps make more cost-effective grow in demand.

         SynGen's economics are dependent on the type of project and the size of the scalable SynGen reactor. Feedstock costs will vary depending on type of fuel, its location and the application. However, the primary driver for the use of SynGen in these applications is the relative lower cost of making Syngas.

         Synergy has built and is operating a small scale model of the SynGen reformer at its facility in Conroe, Texas. We are using this model to demonstrate the viability and efficiency of the technology. We have undertaken demonstration sessions for a number of oil companies, multinational and regional.

          SYNGEN COLD PLASMA AND ADVANCED FISCHER-TROPSCH TECHNOLOGIES

Feedstocks         Cold Plasma      Reactor          Second Stage          Final              MARKETS
                   Reactor          Output                                 Products


Natural                                              Advanced Catalyst                        STRANDED
Gas                                                  Fischer-Tropsch                          GAS
                   SYNGEN                            Gas-to-Liquids        Liquid Fuels       COALBED
                   COLD                              Process                                  METHANE
                   PLASMA
                   REACTOR          Reformer         Impurities            Fuels for          DISTRIBUTED
                   FUEL             CO + H2          Extractors            Fuel Cells         ENERGY
Liquid             REFORMER
Hydrocarbon
                                                     Chemical              Alcohols,          INDUSTRIAL
                                                     Companies             plastics, etc.     CHEMICALS


                                                                           Hydrocarbons       LOW-
                   SulfArc          Hydrogen    H2    Sulfur               with lower         SULFUR
Hydrogen           Cold             sulfur            Reduction            sulfur content     FUELS
Sulfide            Reactor
                                                                           Hydrogen fuel      HYDROGEN
                                    Elemental   H2    Hydrogen             or input to        FOR FUEL
                                    Sulfur                                 process            CELLS OR
                                                                                              INPUT TO
                                                                                              PROCESS

         C.  Intellectual Property.

         SynGen is protected by two U.S. patents, 5,993,761 and 6,007,742 and three French patents: 2,758,317; 2,768,424 and 2,786,409. Patents are pending in the ARIPO states (Africa), Australia, Brazil, Canada, China, Eurasia, Europe, Georgia, Indonesia, Japan, Korea, Mexico, Mongolia, New Zealand, Nigeria, OAPI states, Ukraine, Uzbekistan and Vietnam. Management expects to file patents in other countries which cover the intellectual property included in existing patents, as well as patents covering improvements to the SynGen and SulfArc technologies in all countries where it deems patent protection is desirable.

         D.  Future Development.

         At such time as we have secured financing sufficient to permit the future development of our technologies, we propose to undertake the activities described below:

         2002

         o    Expand and secure existing and new patents.
         o    Continue process development and testing.
         o Engage outside expert consultants to enhance the SynGen technologies.
         o Undertake additional testing of the various technologies to determine electrical efficiency and product yield.
         o Identify and enter into agreements with commercial fuel cell partners.
         o Identify and enter into agreements with oil company partners for our GTL process.
         o Identify and enter into agreements with commercial refinery partners for our SulfArc application of the SynGen process.

         2003-2004

         o    Refine process engineering.
         o    Commence construction of GTL facility.
         o    Identify new partners for all applications.
         o Initiate new, larger-scale projects for fuel cell, GTL and SulfArc applications.
         o    Continue intellectual property enhancement and protection.
         o    Achieve significant revenue growth and positive cash flow.

         The foregoing represents the goals we will seek to achieve during the years referenced. We may not meet these goals for various reasons, including, among other reasons, our failure to obtain sufficient financing on a timely basis; our failure to accurately predict costs to be incurred in connection with meeting these goals; unforeseen difficulties or delays in achieving technological milestones; the development by our competitors of devices and processes that are more practical and efficient than ours; the impact and timing of government regulations as they effect our business; and general economic conditions within the industry or worldwide that delay or prevent investment in capital projects by potential business partners.

         E.  Investment.

         Through December 31, 2001, in addition to the use of shares for the acquisition of SynGen and related assets, we have invested approximately $2,070,000 on the development of the various applications including operation of our pilot plants, development of our Fischer-Tropsch catalyst and fuel cell research. These costs include materials, testing, and various fees including consulting and travel.

         F.  Commercialization.

         Synergy has constructed a small demonstration SynGen reactor which is housed at its research center in Conroe, Texas. We have used this reactor to demonstrate the efficacy and commercial viability of SynGen technology and related applications to potential licensees and other business partners. We believe that among the many advantages of the SynGen process over existing technologies include:

         o The capital investment required for a syngas plant could be reduced by more than 40% compared with the typical investment in a conventional plant. A relatively simple process, SynGen operates in low-temperature and low-pressure environments, ultimately reducing operating costs.

         o SynGen reactors can handle a wide variety of feedstocks including natural gas containing high levels of carbon dioxide (up to 35%) and can economically convert these to acceptable syngas.

         o Because of simple and efficient design and no need for catalysts, SynGen plants are suitable for remote sites.

         o SynGen-fed Fischer-Tropsch gas-to-liquids products are free of undesirable aromatics, nitrogen, or sulfur compounds.

         We will continue to demonstrate the validity, efficacy and economies of our SynGen technology to our various target markets.

         o GTL technology will be targeted to refiners and other major oil companies. We intend to market the technology by making these entities aware that the technology is capable of producing clean, aromatic-free, high-grade diesel fuel or naphtha which already are marketable at premium prices and which will become more attractive as environmental regulations are enacted because the produced fuels can be mixed with low grade fuels to raise the level of such fuels to comply with existing regulations. We also will promote the process as a means of capturing stranded gas which will allow refiners to retain what is now unused product which will increase output and revenues.

         o Syngas production capabilities will be marketed to fuel cell manufacturers, with which we will seek to establish alliances to supply reforming technology. The SynGen pilot unit has successfully demonstrated the scalability and efficiency of the process. We will continue to advertise in trade journals and make personal contact with these companies to introduce them to the technology. We expect to generate revenues in this market segment from licensing fees, royalty streams, joint development contracts and government funding.

         o We will focus marketing of our SulfArc solution to refiners as a means both of promoting plant efficiency, in that they will no longer need to purchase hydrogen from outside sources, and as an additional revenue stream in that they may sell the hydrogen and sulfur resulting from this application.

G.  Acquisition of the SynGen Technology.

         As a result of a series of transactions commencing in May 1998 and consummated in August 2000, Synergy acquired all right, title and interest in and to a patented and proprietary gas-to-liquids ("GTL") technology known as SynGen from Laxarco Holding Limited in consideration of the issuance of an aggregate of 14,943,510 shares of common stock to Laxarco. Thomas Cooley, is one of our directors and is our Chief Technology Officer and former President, is a principal shareholder of Laxarco.

         As at December 31, 2001 the Company determined that the cash flows expected to be received through the construction of a plant, licensing or other arrangements had not been achieved. Accordingly, the net book value of the Syngen technology and other associated assets has been written down to $3,500,000 representing the value of the associated pilot plants, fuel cells, catalysts and associated patents. The Company continues to actively pursue the initiatives related to Syngen technology as indicated above.

2.       CPJ Technology.

         A.  Applications.

         Synergy's proprietary, patented CPJ heavy oil upgrading process is a technology that converts lower value heavy crude oils into higher value lighter gravity synthetic crude oils. The price differential between heavy and lighter gravity oils historically ranges between $5 to $14 per barrel, depending on specific gravity, market conditions and other crude qualities. Whereas, the cost range to install and operate a 5,000 barrel per day (bpd) CPJ plant is expected to range from $3 to $5 per barrel, depending on the particular application. The ability to upgrade heavy crude oil should be attractive to oil producers given the ever increasing depletion of light crude oil and limited available proven reserves.

         CPJ technology is characterized by simple design and flexibility of supply sources and output characteristics and is easily adapted to a variety of applications within the three primary segments (upstream, midstream and downstream) of the crude oil value chain.

         o Upstream: CPJ allows crude oil producers (the upstream segment) to increase the value of their production, thereby enhancing the value of the reserves in the ground. Since the CPJ process is steam-based, it is particularly well suited to be used in conjunction with a Steam Assisted Gravity Drainage (SAGD) heavy oil recovery project. A SAGD project involves injecting steam into the reservoir to reduce the viscosity of the crude so that it can be extracted and refined. When used in conjunction with a SAGD project, the installation and operating costs of the CPJ process are at their lowest.

         o Midstream: For pipeline companies (the midstream segment), the CPJ process not only converts lower- value flowing crude oil into higher-value lighter synthetic crude oil, but it lowers transportation costs as lighter crude oils can be transported more easily while eliminating the need for costly diluents. Additionally, by blending with other heavy crude oils, CPJ increases the total value of the blended stream.

         o Downstream: Refiners (the downstream segment) can use the process to enhance overall margins by converting refinery produced heavy ends to higher-value lighter crude products as well as lowering their costs by minimizing unwanted by-products.

         The CPJ process is uniquely flexible and can be adjusted to optimize output characteristics of the synthetic crude in order to maximize final product value. For example, the characteristics of the synthetic crude oil can be altered to allow refineries to maximize heating or gasoline production as seasonal demands change.

         CPJ economics are dependent on the total cost of installing and operating a CPJ plant, as well as the price spread between heavy crude and lighter-gravity synthetic crude oil.

         Management believes that there are four unique advantages to the CPJ process over other competing technologies:

         o High Yields: The ability to produce synthetic crude yields in excess of 90% liquid volume with the API gravities and/or distillate/gas oil ratios adjusted to suit the needs of the refiner (i.e. allowing refiners to maximize heating oil or gasoline fractions to meet seasonal demand changes).

         o Minimal By-Products: The ability to split the large heavy oil molecules roughly in half, to various light oil fractions, while producing very little soot and gas.

         o No Catalyst: The process requires neither a catalyst nor the addition of hydrogen which contributes to an operating cost advantage over competing systems.

         o Sulfur Reduction: The process reduces sulfur levels roughly in half in the synthetic crude it produces, making it environmentally friendly with no further processing.

         B.  The Process

         The underlying principle of the CPJ process is to apply an instantaneous thermal shock to the crude using superheated steam. The heavy oil feedstock is preheated to near its thermal cracking point and contacted with superheated steam in a proprietary injector where most of the reaction takes place. Contact time is a matter of seconds. The hot reactants then are allowed to "stabilize" in a soaker vessel with adequate void space to achieve a minimum residence time. Soaker effluent is then flashed through the control valve to a separator where the heaviest product stream is drawn off and used as fuel. The overhead stream from this separator is cooled and flowed to another flash tank where the vacuum gas oil fraction is drawn off and pumped back to the reactor for additional upgrading. The overhead stream is further cooled and condensed water is drawn off and the upgraded synthetic crude is pumped to external tanks. The CPJ process does not require vacuum separation.

         The CPJ process employs fewer steps (meaning less equipment) than conventional conversion methods and therefore requires less up-front capital. Further, operating costs are lower since the process does not utilize catalysts or additional hydrogen. The CPJ process is extremely efficient, producing very little by-product matter and results in synthetic crude oil yields in excess of 90% by volume. The small amounts of pitch that are produced can be used as fuel to power the process. In contrast, alternative technologies generally average only about 70% yields based on volume and create high levels of less valuable pitch/coke and waste gas. The process has successfully transformed dense heavy oils into significantly lighter synthetic crude oil.

         By design, the CPJ process is efficient, requires no expensive catalyst, reduces any sulfur contained within the oil, and creates minimal unwanted by-products. These traits, coupled with the overall simplicity of design, present the opportunity to create value in many more projects and applications when compared to existing upgrading alternatives.

         Estimated capital costs for installing a 5,000 bpd CPJ plant range between $25 million and $35 million, depending on the type of application and location. Significant cost reduction to approximately $15 million is possible if the CPJ plant is built in conjunction with an existing or planned SAGD project. The savings are a result of shared infrastructure costs associated with the generation of steam required for the SAGD operation and for the CPJ process. For a 25,000 bpd unit, the capital costs are estimated to range between $120 million and $175 million.

         The operating cost of the CPJ process is not so much related to the facility size but rather is dependant upon the crude feedstock and the desired output. The operating costs are estimated to range between $0.50 and $2.50 per barrel. The high end of the range is applicable when the sulfur content of the crude feedstock must be significantly reduced beyond the natural capabilities of the CPJ process using traditional sulfur recovery processes. The expected operating costs presume a range of runtime performance factors that will vary depending upon the characteristics of the crude feedstock.

         We have constructed and operate a one-half barrel per day CPJ pilot unit at our research center in Conroe, Texas. A full analysis of samples from tests performed on crude oils after having been subjected to the CPJ process, as well as a by-product known as pitch, was performed by the National Center for Upgrading Technology located near Edmonton, Alberta. Mass balances, which are a scientific calculation to show the composition of total ingoing product versus the composition of total produced products, showed that not only is the carbon/hydrogen ratio increased in the synthetic crude oil relative to the heavy oil, but also that the hydrogen content is increased some 10% by the CPJ process. An increase in hydrogen content results in the production of a lighter synthetic crude oil. We undertook two tests employing the CPJ process with a heavy crude oil to make two lighter crude oils for analysis. The tests were undertaken to demonstrate the flexibility of the process to produce different synthetic crude oil compositions. The samples from the test runs were sent for analysis to the National Center for Upgrading Technology located in Calgary, Alberta, Canada. The analysis compared a sample of a heavy crude oil to two different synthetic crude oils produced by the CPJ process. The tests evidenced that the pilot unit functioned as expected and the heavy crude oils were transformed into significantly lighter synthetic crude oils. The tests also revealed that the longer the CPJ process was applied, the lighter the synthetic crude oil. The results of the tests demonstrated that the CPJ process can change the composition of heavy crude oils to produce lighter synthetic crude oils and also demonstrated that the end composition of the products can be changed to meet specific requirements of refiners.

                       DETAILS OF CPJ HEAVY OIL UPGRADER

HEAVY        -            Recycle          --
CRUDE
OIL

                          PROPRIETARY                           Gas
Heavy                     CPJ
Oil                       INJECTOR              Fraction-       Synthetic
             Oil                                ator            Crude
             Heater       Injector


Steam                               Soaker      Separator
Heater                                          Reactor

                                                             Pitch

         C.  Intellectual Property.

         Developed in France, the CPJ process is covered by French patent 2,785,289. Patents are pending in the U.S. and Canada as well as other European countries, ARIPO (Africa), Australia, Brazil, China, Costa Rica, Cuba, Eurasia, Georgia, Indonesia, Japan, Korea, Mexico, Madagascar, Mongolia, New Zealand, Nigeria, Norway, OAPI (Africa), Poland, and the Ukraine. Management expects to file patents in other countries which cover the intellectual property included in existing patents, as well as patents covering improvements to the CPJ in all countries where it deems patent protection is desirable.

         D.  Future Development.

         Our CPJ process is substantially ready for full-scale commercialization. In order to commence the technology roll-out, we anticipate undertaking the following activities in the years to come:

         2002

         o    Expand and secure existing and new patents.
         o Continue process development and testing to determine conversion yields.
         o Modify plant design for efficiency and incorporate modifications required to be made as determined by testing.
         o    Bring new pilot plant and laboratory on line.
         o    Identify and enter into agreements with commercial partners.
         o    Obtain project financing.
         o    Commence full scale pilot plant construction.

         2003-2004

         o    Refine process engineering.
         o    Complete plant construction.
         o    Identify new partners.
         o    Initiate new, larger-scale projects.
         o    Achieve revenues and positive cash flow

         E.  Investment.

         Through December 31, 2001, we have invested approximately $1,284,000, including amounts invested by Synergy and our former joint venture partner, on the development of our CPJ technology, including costs of materials, testing, and various fees including consulting and travel.

         F. Commercialization.

         The results of heavy oil upgrading testing using our CPJ technology show that the technology is mature and ready for full-scale commercialization. We have demonstrated the pilot unit to potential licensees and partners and supplied them with the test results achieved. We expect to continue to make improvements to the technology and the process in the future based on further testing of heavy oil reaction to the CPJ process.

         We expect to pursue commercialization of our CPJ technology both by licensing the process and by participating in the ownership of CPJ processing plants. Our primary targets will be oil refiners and pipeline owners who may require that heavy viscous crude oil be lightened and made more fluid for transportation.

         G. CPJ Technology Acquisition

         Pursuant to a series of transactions among Synergy and its subsidiaries, and Texas T Petroleum Ltd. and its subsidiaries, and Pierre Jorgensen, the inventor of the CPJ technology, commencing in May, 1998 and concluding in March 2002, Synergy acquired all right, title and interest in and to the CPJ technology.

         As a result of these transactions, Synergy:

         o agreed to invest a minimum of $1,000,000 in the development of the CPJ process. The combined investment from all sources to date is $1,284,000;

         o issued to Pierre Jorgensen an aggregate of 2,491,334 shares of Synergy common stock and agreed to register 1,991,334 of said shares for public resale under the Securities Act of 1933, subject to the provision that the sale of such shares would yield $1,100,000 in proceeds to Dr. Jorgensen and that in the event of any deficiency from such amount Synergy would issue additional shares to achieve proceeds of $1,100,000 and in the further event that a lesser number of shares was required to achieve proceeds of that amount, the balance of the shares would be returned to Synergy for cancellation;

         o agreed to pay to Dr. Jorgensen a royalty equal to 5% of the net proceeds generated from the CPJ technology;

         o agreed to appoint Dr. Jorgensen as scientific director for CPJ technology development and agreed to pay a monthly fee in Synergy stock equivalent to $5,000;

         o agreed to appoint Dr. Jorgensen as a member of a scientific advisory board when it is created by Synergy.

         o agreed to pay to Texas T a 2.5% royalty in connection with and upon income realized from the CPJ technology. Said royalty rights shall last for a period of five years, and shall commence on the date that the first 5,000 BOPD or greater CPJ technology plant operates at 80% plus capacity.

         o issued to Texas T an aggregate of 2,300,000 shares of common stock, of which 1,900,000 shares are being held in escrow to be released to Texas T on December 20, 2004 or upon the happening of certain other events, subject to the provision that if Synergy conveys the CPJ technology to Texas T, the shares held in escrow will be cancelled and Texas T shall (i) be obligated to pay to Synergy a royalty equal to 2.5% of the revenues derived by Texas T from the CPJ technology for five years and (ii) issue to Synergy 500,000 shares of its common stock (or the capital stock in whatever entity Texas T places ownership of the CPJ Technology), which it agrees to register under the Securities Act of 1933 for public resale.

Competition.
------------

         While we believe that our products offer advantages over existing competing technologies, we find that our technologies are targeted at highly competitive markets. Due to the nature and size of the entities that would use our technologies, including some governments, there are sometimes other competitors who may have significantly greater name recognition and greater financial and other resources than we do. We believe however, the proprietary nature of our products when partnered with our level of technical expertise and the quality of our services give us a competitive advantage against some of the entities against which we compete.

         SynGen: We expect to compete against major multinational oil and gas corporations and refiners in the licensing of our SynGen technology. These entities generally possess significantly greater financial and personnel resources than we do and we cannot be certain that we will be able to compete effectively in this environment. We believe that our SynGen technology can compete with technologies and processes that purport to accomplish similar results as those obtained by SynGen. We believe that SynGen possesses a number of advantages over competing technologies, including decreased capital investments for a plant employing the SynGen process over the typical investment in a conventional plant; SynGen reactors can handle a wide variety of feedstocks including natural gas containing high levels of carbon dioxide and can economically convert these to acceptable syngas; because SynGen plants are constructed using a simple and efficient design and the process requires no catalysts, the plants are suitable for remote sites; and SynGen-fed Fischer-Tropsch gas-to-liquids products are free of undesirable aromatics, nitrogen, or sulfur compounds, making them suitable for a multitude of purposes.

         CPJ technology: Heavy oil upgrading processes have been developed and in use for many decades and are the subject of significant research and development by a wide range of entities from multinational oil companies and refiners to small businesses and individuals. Most of these entities possess significantly greater financial and personnel resources than Synergy does and we cannot be certain that we will effectively compete against such entities. We believe that our CPJ technology can compete against other existing technologies that have been developed to upgrade heavy oil on the basis of performance and economics of use. CPJ facility designs are flexible and the process can be adjusted to optimize output characteristics of the synthetic crude in order to maximize final product value, the ability to produce synthetic crude yields in excess of 90% liquid volume; the ability to split the large heavy oil molecules roughly in half, to various light oil fractions, while producing very little soot and gas; the fact that the process requires neither a catalyst nor the addition of hydrogen which contributes to an operating cost advantage over competing systems; and the process reduces sulfur levels roughly in half in the synthetic crude it produces, making it environmentally friendly with no further processing.

Government Regulation.
---------------------

         We have been testing the efficiency of our SynGen reactor and CPJ technology at our facilities and will continue to do so as we feel such tests are warranted. Our operating plans contemplate that we will construct full scale demonstration facilities for each technology in the future, if funds are available for such purpose. Our current technology testing operations and any future facilities we construct are and will be subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials and employee health and safety. In addition, any SynGen or CPJ facilities in which we may have an ownership interest will be subject to the environmental and health and safety laws and regulations of any foreign countries in which these plants are to be located. Violators of these laws and regulations may be subject to substantial fines, criminal sanctions or third party lawsuits. We may be required to install costly pollution control equipment or, in some extreme cases, curtail operations to comply with these laws. These laws and regulations may also limit or prohibit activities on lands lying within wilderness areas, wetlands or other protected areas. Our operations in the United States are also subject to the federal "Superfund" law, and similar state laws, which can impose joint and several liability for site cleanup, regardless of fault, upon statutory categories of parties, including our company, that sent wastes offsite for disposal and current owners and operators of property. Environmental laws and regulations often require the acquisition of a permit or other authorization before activities may be conducted and compliance with laws and regulations, and any requisite permits, can increase the costs of designing, installing and operating our facilities. For example, we are required to obtain numerous Australian environmental, health and safety permits in connection with our Sweetwater project.

         SynGen and CPJ plants will generally be required to obtain permits under applicable state and federal clean air and water laws and various permits for industrial siting and construction. Emissions from these plants will contain noxious fumes and may require abatement equipment to be installed in order to meet state and federal permit requirements. Additionally, SynGen and CPJ plants will be required to adhere to state and federal laws applicable to the disposal of byproducts produced.

         Although we do not believe that compliance with environmental and health and safety laws in connection with our current operations will have a material adverse effect on us, we cannot predict with certainty the future costs of complying with environmental laws and regulations and containing or remediating contamination. In the future, we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results and financial condition. We do not currently carry environmental impairment liability insurance to protect us against these contingencies but may, in the future, seek to obtain insurance in connection with our participation in the construction and operation of SynGen or CPJ plants if coverage is available at reasonable cost and without unreasonably broad exclusions.

Employees.
----------

     As of December 31, 2001, we had nine full-time employees and four officers.

     On January 1, 2002, the Company hired Mr. Barry Coffey as the President and Chief Executive Officer.

         None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be satisfactory and have not experienced any labor problems.

Risk Factors.
------------

         This Form 10-KSB and other public statements and announcements made by Synergy and its representatives from time to time contain or may contain forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), pertaining to, among other things, Synergy's ability to fund continuing operations, future results of operations, research and development activities, including the development of our primary technologies, sales and licensing expectations, federal, state and local regulations, and general business, industry and economic conditions applicable to Synergy. These statements are based largely on Synergy's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Synergy and its business. Forward-looking statements contained in this Form 10-KSB speak only as of its date. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-KSB to conform such statements to actual results or to changes in our expectations.

RISKS RELATING TO OUR INDUSTRY

Our business is predicated to some extent on environmental regulations that mandate cleaner fuels and any change in such regulations or delay in their implementation could have a negative adverse effect on our business prospects.

         Existing federal and state regulations mandating the use of cleaner burning fuels, such as those produced by our GTL technology, have been promulgated by California and other states. For example, California regulations requiring reduced sulfur emissions take effect in 2005. Compliance with these regulations will create premium prices for GTL sulfur-free gasoline and diesel fuel both in the United States and Europe relative to virgin products refined from crude oil. Either as blending stocks or as fuels slated for certain urban markets, the GTL fuels are expected to achieve higher prices due to the absence of sulfur, thereby making the prices less dependent upon gas and crude oil prices. Any changes in these laws or delay in their implementation could diminish demand for our technologies and negatively impact our business prospects.

Low world oil prices may negatively affect demand for our CPJ technology which could adversely affect our business prospects.

         Our CPJ technology transforms heavy crude oils into lighter, more valuable, easily transported and refined crude oils. CPJ technology is economically viable only when the price spread between light and heavy crude oils is wide enough to justify the use of the process. This spread is adversely affected when base crude oil prices drop worldwide. Heavy oils are generally in less demand because they require significantly more refining than light crude oils. Our business is predicated somewhat on the world economy and the demand for oil. CPJ processes are inherently very capital intensive. When crude oil prices fall below $15 per barrel, rates of return for CPJ plants become marginalized, thereby reducing the likelihood of implementation. In addition, reduction in world oil demand also reduces the emphasis on heavy oil production and promotes increased usage of lighter crude oils. Long cycles of light crude oil prices could negatively impact demand for our CPJ technology and adversely affect our business prospects.

The operations of any commercial plants, based on either of our technologies, will be subject to environmental regulations. Such regulations could either prevent construction of a plant in a given locale or severely tax the construction or operations in a manner that make the plant uneconomical.

         Our operations may be subject to environmental regulations promulgated by government agencies from time to time. In order to proceed with the development of our technologies and the construction of processing facilities employing them, it may be necessary to obtain permits or to post bonds with notices to several governmental agencies including the applicable environmental agency. In certain areas defined as sensitive areas, the environmental agency requires special work permits. These licenses, bonds and special work permits may require additional capital from the owner of the plant. The amounts required will vary and cannot be determined at this time. While we do not foresee the potential requirement of any licenses, permits or bonds as a hindrance to our general operations or the development of our two technologies, we cannot be assured that reliance on this opinion is reasonable and we may be faced with regulations which could forestall development or commercialization.

RISKS RELATING TO OUR COMPANY

You are unable to evaluate our business and prospects because we have a limited operating history in the development of oil and gas technologies and have incurred significant losses from such operations.

         We commenced our energy technology development in 1999 with the acquisition of our SynGen technology. Our limited operations to date have consisted primarily of the development of our technologies and the construction of pilot facilities to prove their efficacy and commercial viability. We have only just recently begun to engage in significant marketing efforts with respect to our technologies and products and have not entered into any licenses or joint venture or partnering agreements with respect to any of them from which we could derive significant revenues during the next 12 months. We are subject to all of the business risks associated with a new enterprise, including:

         o    risks of unforeseen capital requirements,

         o    failure of the market to accept our products and technologies,

         o the failure of our technologies to perform as demonstrated in our pilot facilities;

         o    our failure to compete effectively,

         o the fact that we have incurred significant operating losses through 2001 and will incur further losses during the current year,

         o our not having so far entered into any licenses for our technologies for which we will be paid or to enter into revenue-producing contracts with third parties, and

         o possible financial failure of any projects on which we and our potential working partners may embark.

         Since our inception, we have generated only limited revenues from operations, have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. For the year ended December 31, 2001, we had incurred losses of $38,412,491 and for the period inception through December 31, 2001, we incurred losses of $47,442,947. While our management believes that we may recognize some revenues during 2002, based on expressions of interest from third parties to acquire licenses and enter into agreements to use some of our technologies, there can be no assurance as to when or whether we will be able to commercialize our products and technologies and realize any revenues. Specifically, to be profitable, we must demonstrate that the successful results achieved at our pilot units are scalable and can be duplicated at larger facilities. We have not yet attempted to implement our technologies on such basis, and there can be no assurance that they will function within design parameters under such circumstances. Our ability to operate the business successfully will depend on a variety of factors, many of which are outside our control, including:

         o    the success of our marketing efforts,

         o    competition,

         o extent of patent and intellectual property protection afforded to our products,

         o    changes in domestic and foreign regulatory requirements,

         o costs associated with equipment development, repair and maintenance,

         o ability to manufacture and deliver products at prices that exceed our costs, and

         o    world oil prices.


We will require additional capital to fund our operations and any failure to obtain such capital may cause us to discontinue our operations.

         Since 1999, we have succeeded in achieving an increase in our capital resources as a result of the sale of capital stock. It is nevertheless likely that we will require significant additional funds to continue in business and implement the full range of our business objectives, including:

         o continuing research and development of our technologies and products;

         o    establishing the commercial viability of our technologies; and

         o    marketing our technologies and products.

     Our future capital requirements could vary significantly depending on a number of factors. Many of these factors are not within our control. These include:

         o economic factors outside control such as the demand for oil and world oil prices;

         o    ongoing development and testing of our products; and

         o the existence and terms of agreements for the marketing, licensing and sale of our technologies.

         No assurance can be given that the working capital that we have obtained will be sufficient to support our operations until we commence earning revenues, that we will be able to generate revenues soon enough and in sufficient amounts to avoid the need for more financing, or that, if necessary, we will in the future be able to arrange more financing on any terms or on terms that will not cause further substantial dilution to our shareholders. Achieving revenues depends on our ability to market our technologies, and we cannot assure you that we will be successful in doing that.

The auditors' report on our consolidated financial statements includes a paragraph explaining that the Company has suffered recurring losses and requires additional financing, conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue operations, you could lose your entire investment.

         We have not generated any significant income and have experienced negative cash flows from operating activities both during the year ended December 31, 2001 and cumulatively from inception through December 31, 2001. The report of our independent auditors for the year ended December 31, 2001 indicates that these conditions raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional financing and/or achieve significant revenues. However, there is no assurance that additional financing will be realized or that revenues will be generated. If we are unable to realize this additional financing or achieve revenue generation, we could cease to be a going concern and you could lose the entire amount of your investment in Synergy.

Because we have a limited operating history, we don't know if the market will accept our products and technologies.

         To date, we have focused on developing and proving the efficacy of our technologies and have engaged in only limited marketing activities. Accordingly, our technologies have not been used on a wide scale commercial basis. Our growth and future financial performance in large measure will depend upon our ability to demonstrate to prospective licensees, joint venture and collaborative partners and other users the efficacy of our technologies and the advantages they possess over alternative products and technologies. If we are unable to prove the commercial viability of our technologies on a commercial scale to potential licensees and other end-users, either in theory or by the construction of commercial scale facilities, our business would be materially adversely effected. Even if we are able to establish the commercial viability of our technologies, we cannot assure you that our products will gain wide-scale market acceptance, given the number of competing technologies similar to those we are developing. Gaining wide-scale acceptance of our products will also be dependent upon the implementation of an effective marketing program. If we are unable to demonstrate the efficacy of our technologies to potential end-users or if they are not satisfied with our test results or if we cannot develop and implement a successful marketing plan that results in significant revenues, our results of operations will be materially adversely effected.

We might not successfully commercialize our technology, and commercial-scale plants using our proprietary SynGen or CPJ may never be successfully constructed or operated.

         To date, we have not constructed commercial-scale plants based on the SynGen or CPJ technologies. Neither we nor any of our future business partners or licensees may ever build commercial-scale plants using either the SynGen or the CPJ technology. Our success depends on our ability, and the ability of our business partners or licensees, to economically design, construct and operate SynGen and CPJ plants based on our processes on a commercial scale. The successful commercial construction and operation of SynGen or CPJ plants based on our technologies depends on a variety of factors, many of which are outside our control. We do not have significant experience managing the financing, design, construction or operation of commercial-scale SynGen or CPJ plants, and we may not be successful in doing so.

Commercial-scale SynGen or CPJ plants based on our technologies might not produce results necessary for success, including results demonstrated on a laboratory and pilot plant basis.

         A variety of results necessary for successful operation of plants employing the SynGen and CPJ processes could fail to occur at a commercial plant, including reactions successfully tested on a laboratory and pilot plant basis. The most important factors that could cause commercial scale plants employing our technologies to fail are the fact that:

         o yields achieved in full scale commercial plant operations are not consistent with those achieved in our pilot facilities; and

         o    operating costs of these facilities could exceed our estimates.

         In addition, these plants could experience mechanical difficulties, either related or unrelated to elements of our proprietary processes.

We face significant competition from entities that have significantly greater resources than us, that may be able to respond to changing market conditions more quickly than we can and that are able to allocate greater resources to the marketing of their products.

         Gas to liquid, heavy oil upgrading and hydrocarbon reforming technologies are rapidly evolving with new technologies being developed frequently and, as such, we face intense competition. Other companies have developed technologies with capabilities similar to our technologies. Many of our existing and potential competitors are multinational corporations and have greater technological, financial, marketing and personnel resources than we have and are able to compete effectively against us. These entities may be able to respond more quickly to changing market conditions by developing new products that meet customer requirements and may be able to more effectively market their products than we can because of the financial and personnel resources they possess. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition will be harmed.

Lengthy marketing and sales cycles could result in wide fluctuations in results of operations.

         Given the nature of our technologies and the potential market therefore, with respect to each of the financial commitments involved, the time required to market and license the technology and bring facilities on-line, the acceptance and the use and adoption of our technologies may occur only after these entities have completed a comprehensive investigation of our technologies and the construction of facilities at which they will be implemented. Management expects a time-lag in excess of 3 months from the initiation of marketing efforts to an organization before such entity agrees to license our technologies, if ever. Thereafter, if we enter into a licensing arrangement with a customer, we expect to generate a portion of the licensing fee upon the execution of the contract and the balance of any fees due upon the completion of construction of the facility employing our technology. In the event we elect to participate in the ownership of a facility employing our technology, we would not recognize any revenues from such facility until such facility commences generating revenues from operations. Consequently, we expect to suffer extreme fluctuations in operating results from quarter to quarter which are tied to marketing efforts and the generation of revenues from the licensing of our technologies.

Failure to properly manage growth could adversely affect our business.

         If we successfully execute our business plan, we will experience growth in our business that could place significant strain on our management and other resources. Our ability to manage our growth will require us to improve our operational, financial and management information systems, to implement new systems and motivate and effectively manage our employees. We cannot assure you that we be able to effectively manage this growth.

We can't predict whether our proprietary technology and patents will be protected.

         We rely on patents to protect our technologies in the United States and other key countries around the world. Nevertheless, we cannot be certain that:

         o any patents issued to us will provide us with competitive advantages;

         o    patents will not be successfully challenged by third parties;

         o other people's patents will not have an adverse effect on our ability to conduct our business; or

         o one or more of our technologies will not infringe on the patents of others.

         We cannot assure you that others will not independently develop similar or superior technologies, duplicate any of our processes, or design around any technology that is patented by us. It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to our products. There can be no assurance that any license under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any contest involving our patents. We could incur substantial costs in defending ourselves in suits brought against us on our patents or in bringing patent suits against other parties. We also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective working partners and collaborators, employees and consultants. We can not assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

We expect to be subject to financial and operating risks associated with international sales.

         We currently are negotiating to construct a facility in at least one foreign country and expect that international transactions will account for a portion of our revenues. If we are able to develop international market demand for our technologies, such business would be subject to the financial and operating risks of conducting business internationally, including:

         o unexpected changes in, or impositions of, legislative or regulatory requirements;

         o    fluctuating exchange rates, tariffs and other barriers;

         o greater difficulties in accounts receivable collection and longer payment cycles;

         o    potentially adverse tax consequences; and

         o potential hostilities and changes in diplomatic and trade relationships.

         If any of the forgoing events occur, our business and results of operations could suffer.

Upon any dissolution of the Company, investors may not recoup all or any portion of their investment.

         In the event of any termination of the Company's business, the proceeds, if any, realized from the liquidation of its assets will be distributed to the holders of the Common Stock only after the satisfaction of all claims of our creditors. Accordingly, the ability of an investor in the Common Stock to recover all or any portion of such investment under such circumstances will depend on the amount of funds realized in connection with the liquidation of our assets and claims to be satisfied therefrom.

Additional shares entering the market as a result of registration under the Securities Act of 1933 or pursuant to Rule 144 without additional capital contribution could decrease the public trading price of our stock.

         An increase in the number of shares of Common Stock available for public sale without any increase to our capitalization could decrease the market price of our shares. After a one-year holding period restricted shares of common stock will become eligible for public resale pursuant to Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission. All of such shares would enter the market without any additional payment to the Company or any increase to our capitalization.

The market price of our common stock is influenced by many factors and may fluctuate widely as a result of factors beyond our control.

         Prices for our common stock could fluctuate widely and will be influenced by many factors, including the depth and liquidity of the market for the common stock, investor perception of us and our products, and general economic and market conditions. Factors which could cause fluctuation in our stock price include:

         o demonstration of the viability of our technologies on a commercial scale;

         o    conditions or trends in our industry;

         o    changes in the market valuations of other technology companies;

         o announcements by us or our competitors of significant technological developments;

         o    capital commitments;

         o    additions or departures of key personnel;

         o    sales of Common Stock;

         o    actual or anticipated variations in quarterly results; and

         o    changes in financial estimates by securities analysts.

Because our common stock price is below $5.00, brokers dealing in our stock are subject to additional rules and regulations.

         The SEC has adopted regulations that generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Our common stock is at this time a "penny stock." As such, it is subject to rules that impose additional sales practice requirements on broker/dealers who sell our securities to other than established customers and accredited investors. The "penny stock" rules may restrict the ability of broker/dealers to sell our common stock and accordingly affect adversely its liquidity in the hands of investors.

Limitations on liability and indemnification matters

         As permitted by the corporate laws of the State of Colorado, we have included in our Articles of Incorporation a provision to eliminate the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

ITEM 2.  DESCRIPTION OF PROPERTIES

      PRINCIPAL PLANTS AND OTHER PROPERTY

      Synergy's property holdings are as follows:

            (1) 335 - 25th Street SE, Calgary, Alberta, Canada T2A 7H8

         Synergy leases office and laboratory space located at this property from Capital Reserve Corporation at the combined rate of $19,171 per month including operating expenses pursuant to a written, five year lease agreement terminating on August 31, 2005. A portion of this monthly rent is billed to Synergy's 50% owned subsidiary, Carbon Resources. Synergy leases 8,414 square feet of office space at the rate of $7.54 per square foot per annum plus operating expenses and 4,364 square feet of laboratory space at the rate of $18.86 per square foot per annum plus operating expenses.

            (2) 1689 Hawthorne Drive, Conroe Texas, USA 77301-3284

         Synergy leases office and laboratory space located at this property from T.W. Manufacturing Inc. at the combined rate of $4,537 per month excluding operating costs pursuant to a written agreement effective January 1, 2002. The lease is for a five year term with an option to cancel the lease with 90 days notice prior to the end of each fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

         Synergy is not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On February 18, 2002, Synergy held a special meeting of shareholders to consider and act upon (i) an amendment to Synergy's Articles of Incorporation to increase the number of shares it is authorized to issue from 50,000,000 shares of common stock to 100,000,000 shares of common stock and (ii) adopt a stock option plan titled the 2002 Stock Option Plan. The meeting was held at Synergy's offices in Calgary, Alberta. There were 27,580,445 shares represented at the meeting either by shareholders attending in person or by proxy. The votes for each of the matters at this meeting were as follows:

                    Item                                      Votes For         Votes Against    Votes Withheld
         1.  Amendment of Articles of Incorporation           26,970,478             285,180            324,787
         2.  Adoption of 2002 Stock Option Plan               21,021,366             391,895         6,167,184

            On June 15, 2001 Synergy held its annual meeting of shareholders. The meeting was held at Synergy's offices in Calgary, AB.

            At this meeting, the following directors were elected: Mr. Barry Coffey; Mr. Thomas E. Cooley; Mr. Duane E. Baumert; Mr. Cameron Haworth; Mr. James Nielson, Mr. James Shone, and Ms. Jacqueline Danforth.

            At the meeting, the shareholders voted on each of the following matters:

         -  appointment of KPMG, LLP as independent auditors of Synergy;

         - authorization of the Board of Directors to fix the remuneration of the auditors; to elect Directors for the year end; and set the number of members of the Board of Directors at seven.

         - authorization of the Board of Directors, in their discretion, to re-negotiate any existing stock option and to grant options to Insiders of the Company, and/or its subsidiaries, at such price or prices and upon such terms as maybe acceptable.

            There were 26,993,479 shares represented at the meeting either by shareholders attending in person or by proxy. The votes for each of the matters at this meeting were as follows:

         Item                                         Votes for        Votes Against        Votes Withheld
         1.  Appointment of Auditors                23,936,028              17,400               23,033
         2.  Remuneration of Auditors               24,939,892              11,536               25,033
         3.  Election of Directors
                 Mr. Coffey                         24,940,078              17,533                8,350
                 Mr. Cooley                         24,940,078              17,533                8,350
                 Mr. Baumert                        24,940,078              18,833                8,350
                 Mr. Haworth                        24,940,078              18,833                8,350
                 Mr. Nielson                        24,940,078              17,533                8,350
                 Mr. Shone                          24,940,078              18,833                8,350
                 Ms. Danforth                       24,940,078              18,833                8,350
         4.  Authorization of stock option plan     17,967,222             347,801               35,783

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Synergy's common stock is traded on the OTC/BB under the symbol "OILS". High and low bid prices for the last two fiscal years are set forth below; these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

         2001                                    HIGH        LOW
         Fourth Quarter                        $  0.97     $  0.60
         Third Quarter                         $  1.18     $  0.57
         Second Quarter                        $  1.43     $  0.58
         First Quarter                         $  2.25     $  0.75

         2000
         Fourth Quarter                        $  2.00     $  0.75
         Third Quarter                         $  3.00     $  1.94
         Second Quarter                        $  4.43     $  1.94
         First Quarter                         $  6.00     $  0.50

         As of March 26, 2002, there were 21 market makers in Synergy's stock. The last available reported trade by the OTC/BB prior to the filing of this report was March 26, 2002, at $0.74 per share. As of March 26, 2002, there were approximately 112 record holders of Synergy's stock.

         Synergy has never paid any cash dividends to its shareholders. Synergy does not anticipate that it will pay any dividends on its common stock in the near future. Any profits that it may generate will most likely be retained to fund ongoing operations or future projects that involve our technologies.

         On February 9, 2001, Stone Canyon Resources Ltd., a former affiliate of Synergy, converted a promissory note in the principal amount of $1,000,000 into 1,000,000 shares of common stock at an exercise price of $1.00 per share. We issued the shares pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933.

         On February 16, 2001, Filgrave Investments, an unaffiliated third party, exercised warrants to purchase 80,000 shares of common stock at an exercise price of $1.00 per share. We issued the shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

         On February 22 and April 2, 2001, Buccaneer Holdings Inc., an unaffiliated third party, exercised warrants to purchase 65,000 shares and 39,000 shares of common stock, respectively, at an exercise price of $1.00 per share. We issued the shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

         On March 13, 2001, Caribbean Overseas Investment Fund, an unaffiliated third party, exercised warrants to purchase 80,000 shares of common stock at an exercise price of $1.00 per share. We issued the shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

         On March 16, 2001, we issued 375,000 shares of common stock at a price of $1.06 per share to James Cromwell, an unaffiliated third party, in consideration of services rendered to Synergy aggregating $397,500. We issued the shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

         On June 19, 2001, Synergy commenced a private placement of its units pursuant to Regulation D, Rule 506, promulgated by the SEC under the Securities Act of 1933. Each unit consisted of one share of common stock and one warrant exercisable any time two years from the date of subscription. Synergy completed this offering on August 31, 2001 and realized proceeds of $1,500,000 on the sale of 2,215,382 units at $0.65 per unit and 100,000 units at $0.60 per unit. No commissions, fees or other selling expenses were paid. We sold the Units to accredited investors as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 to 11 persons who are residents of the United States and to 32 non United States persons. We sold 176,023 of these units, aggregating $114,415, to persons who are officers and/or directors of Synergy.

         On July 27, 2001, we issued 53,763 shares of common stock to CIBC World Markets Corp. at a price of $0.93 per share in consideration of investment banking services rendered pursuant to the terms of an agreement between the parties dated July 16, 2001. We issued the shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

         On October 1, 2001, we issued 34,247 shares of common stock to CIBC World Markets Corp. at a price of $0.73 per share in consideration of investment banking services rendered pursuant to the terms of an agreement between the parties dated July 16, 2001. We issued the shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

         On November 18, 2001, we issued 60,000 shares of common stock, which we valued at an aggregate price of $54,600 or $0.91 per share, to Etudes Chimiques et Physiques in consideration of the assignment of a patent by that entity to Synergy relating to electrical control of plasma arc. We issued the shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

         On December 31, 2001, we issued options to Huntingtown Associates Inc. to purchase 407,658 shares of common stock at an exercise price of $1.00 per share through December 31, 2006. The options were issued pursuant to the terms of a management consulting agreement between Synergy and Huntingtown Associates. We assigned a value to the options at $103,500, the value of the services rendered giving rise to the issuance of the options. Duane Baumart, a director of Synergy, is the sole shareholder of Huntingtown Associates. We issued the options pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends the disclosure in these sections and throughout the Annual Report on Form 10-KSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the Company's use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties, and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

IMPORTANT FACTORS THAT MIGHT AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

         Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that its expectations will turn out to be correct. Our actual results could be materially different from our expectations, due to a variety of factors, including the following:

         o We may not, in fact, be able to profitably commercialize any of our technologies. Expressions of interest from potential customers and ongoing negotiations may not result in actual agreements or generation of revenues in the time frame we envision, if at all.

         o We have a limited operating history and, therefore, little history on which to base any forecasts.

         o We have incurred substantial operating losses and risk never making any money.

         o Shareholders will face substantial dilution of their equity ownership percentage if we have to issue more shares to raise capital. The extent of potential dilution depends significantly on the market price of our outstanding shares and may cause significant dilution in the value of your investment.

         o There is a risk that the market will not accept any of our technologies.

         o Environmental regulation in various countries may prevent the cost-effective application of some or all of our technologies.

         o We may be subject to significant competition and the existence or development of preferred technologies, which may keep us from selling our technologies at a profit or at all.

         o Our proprietary technology and patents may not give us adequate protection, therefore others may be able to develop similar technologies or may not allow us to apply our technologies, either at all or without paying license fees.

         o A substantial amount of our anticipated business is expected to come from international operations. There is a high degree of uncertainty and risk associated with the projects and may never yield profitable results.

         o We may run out of money before we begin to generate cash flow from operations and we may not be able to obtain needed financing.

         Forward-looking statements included in this Report speak only as of the date of this Report and we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Overview

         We are a development stage company acquiring and developing technologies the primary purposes of which include: 1) enhancing the value of uneconomical or marginal hydrocarbon feedstocks, 2) lowering operational costs and 3) reducing environmental waste. We enhance these assets by managing comprehensive engineering and scientific development programs designed to create an array of solutions. We commercialize these assets using various financial and transactional vehicles including: technology transfers, licensing and joint ventures.

         In the following paragraphs, we will attempt to provide you with a picture of where we stand on the various technologies on which we are currently working. The technologies are described in detail in Part 1, Item 1 of this report.

         We are not a subsidiary of another corporation, entity, or other person. We have subsidiaries.

The primary applications for our core technologies includes:

SYNGEN

         o Making Smaller Scale Gas-To-Liquids Projects Economical: SynGen is an important first step to converting stranded natural gas reserves into transportable zero-sulfur fuels.
         o    Improving Refinery Economics through Hydrogen Recovery Using
              SulfArc: A specialized refinery application that recovers and reuses hydrogen from refinery hydrogen sulfide (acid gas)
         o Improving Fuel Cell Economics: SynGen converts a variety of fuels to power fuel cells. Lower costs can be realized by using lower cost feedstocks, improving the overall reforming costs through the SynGen process, and by efficiently scaling the process to fit applications from the very small scale to very large scale.

CPJ HEAVY OIL UPGRADING PROCESS

     Each CPJ technology application provides an opportunity to create a distinct, value-added commercial partnership with the potential to be leveraged into many other areas.

         o Upstream: When mated with steam assisted gravity drainage (SAGD) projects, CPJ allows producers to upgrade heavy oil into a higher-value synthetic crude that's easier to transport. Non-SAGD, upstream applications exist as well.
         o Midstream: CPJ provides additional value between the wellhead and the refinery by creating a synthetic crude oil product that not only has a higher inherent value, but also offers many more market options. It can be used as a diluent blendstock that captures a portion of the blending value derived from the other blended crudes.
         o Downstream: CPJ allows refineries to upgrade heavy intermediate refining streams, which are similar to virgin heavy oils. The process can be tailored to suit crude feedstock composition, and can vary the viscosity of the output to match the optimum requirements of the refiner.

THE BUSINESS OPPORTUNITY

         In today's world the search for oil, as well as for alternative fuels, has never been greater. The company's technologies which allow for the conversion of heavy crude into light oil on a cost effective basis or the ability to convert stranded gas into liquid form economically on site allowing it to be transported to the world markets provide the company with technologies which have a current and real need.

         Synergy is addressing many problems that historically have affected the petroleum and petrochemical industries. Synergy offers these industries advanced technologies and processes providing new economics for the exploitation of hydrocarbons, particularly in the areas of heavy oil, stranded natural gas, conventional oil refining and byproduct treatment. We sees our future, in part, as a provider of systems by which oil and gas producers can economically enter markets which heretofore have been unattractive for reasons of production costs, end price, logistics or environmental issues.

Present Situation

         Synergy will seek to raise up to $20 million in equity capital to begin commercialization of our technologies as well as to fund continued research and development, and day-to-day operations. However, we do not currently have commitments to provide these funds.

         We currently are negotiating initial agreements designed to exploit the extensive markets for the economic upgrading of heavy oil and the transforming of gas-to-liquids (vapors to fuels).

         Additionally, we are testing and perfecting the scale-up of its SulfArc technology which produces hydrogen from hydrogen sulfide generated by oil refineries and petrochemical processes. This additional hydrogen can be used to lower the production cost of low-sulfur fuels.

         Lastly, Synergy is seeking to commercialize its proprietary cold plasma fuel reforming technology capable of producing a clean stream of hydrogen that meets specific needs of oil refiners to hydrogenate heavy hydrocarbons. Very importantly, this same technology can be used to supply economically reliable fuel streams for fuel cell systems.

         Additional funds will be required for the financing of commercial plants and systems integration needed to bring us to early profitability.

Application of the Technologies:

SYNGEN COLD PLASMA PROCESS

         The patented SynGen process uses GlidArc, a non-thermal cold plasma technology that economically, and without catalysts, converts gaseous or liquid hydrocarbons into their basic components of hydrogen and carbon monoxide to make synthesis gas (syngas). The process can use liquid hydrocarbons such as gasoline and diesel oil as feedstocks to produce a combination of hydrogen and carbon monoxide. Syngas can be used as the feedstock for a Fischer-Tropsch process to produce liquid fuels and has a number of applications in the petroleum, petrochemical and fuel cell industries. Syngas can be used to power fuel cells and as an input for making various petrochemicals. This process is extremely valuable because of its feedstock versatility, scalability, relatively low energy requirements and overall low cost. It is significantly more efficient and more economical than the partial oxidation and steam reforming currently used to perform similar functions.

         This process improves the economics of pure hydrogen manufacturing from readily available, so-called dirty hydrocarbon feedstocks. The hydrogen can be used in oil refineries to enhance hydrogen deficient fractions in the cracking process. Greater availability of lower cost hydrogen, along with the co-generated carbon monoxide, support the future commercialization of fuel cells that convert these gases directly into electricity.

SulfArc Process

         SulfArc is a version of SynGen used to break hydrogen sulfide into hydrogen and elemental sulfur using cold plasma technology. This technology, which is non-catalytic and non-chemical, has significant potential to recover valuable hydrogen in the oil refining and petrochemical industries.

         According to the Environmental Protection Agency (EPA), at least half of the country's 152 oil refineries are believed to be violating air-pollution laws, but with the refineries stretched to near capacity, officials are debating as to how stringently to regulate the business.

         The Company's SulfArc process is extremely well positioned to fit technologically with most oil refining plants and has experimentally shown the ability to economically reduce hydrogen sulfide to hydrogen and elemental sulfur. In many instances, net production of hydrogen generated from hydrogen sulfide by the SulfArc process can be recycled, making the process economically very competitive with other methods of producing hydrogen. The output of hydrogen can be used in the oil refining process to hydrogenate heavy bottoms. Additionally, SulfArc could be used in eliminating sour gas flares (hydrogen sulfide) to help comply with EPA regulations.

Gas to-Liquids (GTL) Employing Proprietary Fischer-Tropsch

         Synergy's proprietary Fischer-Tropsch GTL process converts SynGen (generated synthesis gas) to a mixture of liquid fuels having no sulfur or aromatics. Conventional Fisher-Tropsch catalysts produce a high ratio of wax that must be further processed to produce higher value fuels. Synergy's advanced Fischer-Tropsch cobalt catalyst not only limits wax formation but also raises the yield of liquid fuels in a highly efficient and cost-effective manner, which is a definite competitive advantage over conventional Fischer-Tropsch operations.

         Approximately half of the world's total of 5,100 trillion cubic feet
(Tcf) of known gas reserves are considered to be "stranded," meaning they are without markets or pipelines. These reserves have remained undeveloped due to lack of local power demand, flow rates too small to justify a Liquid Natural Gas
(LNG) plant and the lack of any pipeline to reach markets. In addition, the U.S. Department of Energy (DOE) estimates that approximately 9 Tcf of gas is wasted each year by flaring or venting at producing oil wells.

         Stranded, flared or vented gas from oil production, coalbed methane, as well as other contaminated or dirty natural gas and low-BTU natural gas can all be transformed by SynGen to produce syngas. In turn, syngas gas is the feedstock for Synergy's advanced catalyst Fischer-Tropsch process for the economic conversion of low-value gases to high-value liquid fuels. Liquid fuels created from syngas are sulfur free and can be used to blend with high-sulfur-content fuels to meet new EPA and European regulations.

CPJ Heavy Oil Upgrading Technology

         The CPJ proprietary process is a technology that upgrades heavy oils to lighter gravity synthetic crude oils using a controlled thermal shock via steam cracking and without employing a catalyst or hydrogen. The process is highly efficient and is capable of overall liquid volume yields in excess of 90% by volume in converting heavy crude oil into synthetic light crude while producing very little by-products. It is also uniquely flexible, allowing the output characteristics of the synthetic oil to be changed to maximize product value.

         The CPJ process, which employs a "least energy" method of splitting heavy molecules, offers significant benefits, both in terms of cost and effectiveness, when compared against capital-intensive conventional cokers or other upgrading methods. The technology can be applied in all sectors (upstream, midstream and downstream) within the energy industry. In the upstream segment, the process could be used to enhance the value of a producer's heavy oil reserves as well as reduce transportation costs. In the midstream segment, a gatherer, processor, or shipper, for example, could use the process to upgrade the oil downstream of the wellhead and capture the spread value. Finally, in the downstream sector, refiners could use the technology to enhance their yields of higher value products as well as lower their operating costs.

         Worldwide reserves of heavy crude are estimated to be 6.3 trillion barrels and approximately 40% of these reserves are located in Canada and Venezuela. The CPJ technology is specifically designed to greatly enhance the value of these reserves at minimal costs. Management believes that a rate of return greater than 20% can be realized by utilizing this process in areas where the pricing spread between heavy and lighter gravity crudes exceeds $8.00 per barrel. In Canada alone, this pricing spread averaged $9.15 per barrel from 1997 through 2001, and so far in 2002, has averaged $13.15 per barrel. Management believes that with these types of pricing spreads the CPJ process becomes very profitable, yielding rate of returns in the range of 25% to 40%.

MILESTONES
----------

NEAR-TERM GOALS (2002)

         Synergy's immediate goal is to raise sufficient equity capital to further develop our infrastructure. Specifically, we will enhance our new Conroe laboratory facilities, complete development of our multi-cluster reactor to demonstrate the commercial viability and scalability of our SynGen and SulfArc technologies, complete work on our hydrogen reforming systems for the petroleum, petrochemical and fuel cell industries, and advance its patent work and coverage.

         Our near-term business goals are to create or develop relationships with heavy oil producers, other oil patch participants and fuel cell developers who can utilize Synergy's technologies to add value to their products or to bring them into compliance with environmental regulations. Synergy's specific objectives can be summarized as follows:

         o Identify a heavy oil producer(s) to partner with on an initial CPJ plant;

         o Form a research and development partnership for a fuel reformer based on SynGen technology, with at least one principal fuel cell developer;

         o Identify a refinery partner to begin on-site testing of SulfArc technology;

         o Secure a long-term gas supply contract for a proposed 20,000 barrels per day (bpd) GTL facility in Nigeria and/or Malaysia;

         o    Continue to develop and refine all of the Company's technologies.

         Synergy is currently in discussions with potential partners for its CPJ technology, its gas-to-liquids process and its hydrogen reforming technology. We expect to have various agreements in place over the next few months.

INTERMEDIATE-TERM (2003 -- 2004)

         Building on our near-term initiatives, Synergy expects to be able to advance on several fronts over the intermediate term.

         o Synergy expects to complete arrangements for the siting, design, engineering and construction of a commercial CPJ plant capable of producing 1,000 bpd to 5,000 bpd of light synthetic crude with a heavy oil producer using SAGD technology. We believe our best chance for success in this area lies with a co-development and marketing arrangement with a North, Central or South American heavy oil producer or pipeline operator.

         o We expect to demonstrate the viability of the scaled-up SynGen multi-cluster reactor for transforming stranded gas to syngas and begin building or licensing commercial scale operations.

         o Synergy anticipates that we will be able to attract development and pre-production funds in partnership with an established fuel cell systems designer and manufacturer from government sources or from industry players who have a need for cheap, reliable, relatively sulfur free, hydrogen or carbon monoxide as fuel. Although it will take fuel cell manufacturers time to build sales volume, the Synergy reformer's distinct advantages in accepting a wide variety of feedstocks and dirty fuels should attract partners.

         o Using the multi-cluster SynGen technology, we believe it will have demonstrated the value of its SulfArc process to produce hydrogen from streams of hydrogen sulfide and start selling equipment or licensing this technology to refineries.

         o Synergy is negotiating with a large gas producer to develop a gas-to-liquids plant using its proprietary cobalt-based, chain limiting catalyst Fisher-Tropsch process for converting gas to liquids without waxes. This gas-to-liquids plant using conventional technology in conjunction with our advanced catalyst process would be capable of producing 20,000 bpd of gasoline and diesel fuel.

         We believe that we can achieve these goals within two to three years if funds are available through equity investment and project financing can be arranged.

LONG-TERM (2005 AND BEYOND)

         We intend to more fully commercialize our various technologies and leverage our partnerships to become a leading technology provider for heavy oil upgrading, transforming stranded natural gas into useful fuels, hydrogen generation and recovery of hydrogen from refinery acid gas streams, which are rich in hydrogen sulfide.

         Synergy believes that its GTL technology can ultimately compete successfully with existing and less efficient conventional GTL processes to increasingly capture the value of stranded natural gas reserves with a combination of our SynGen reactors and advanced Fisher-Tropsch catalyst technology.

         We expect to enter into agreements to provide reforming technology to fuel cell manufacturers.

INTELLECTUAL PROPERTY

         Synergy has developed its proprietary technologies, CPJ Heavy Oil Upgrading, SynGen and SulfArc, and Advanced Catalyst Fischer-Tropsch, based on the work of three principal inventors. We continue to advance the work of each technology.

         We have four French patents and two U.S. patents. There are also approximately 120 patents pending throughout the world covering our various technologies and processes.

FINANCIAL OUTLOOK

         Synergy expects to generate revenues within this fiscal year, primarily from licensing, royalty arrangements, government grants and joint development programs. We believe that commercial plants, owned wholly or in part by Synergy will generate substantial cash flows, once Synergy negotiates definitive commercial agreements with producers of heavy oil, natural gas and petrochemicals.

         In total, the Company is seeking to raise 20 million dollars. This amount should provide adequate funding for us until sufficient income can be generated from operations. There is no assurance that we will be successful in raising sufficient capital.

Our Results of Operations

COMPARISON OF 2001 AND 2000

         For the year ended December 31, 2001 and year ended December 31, 2000, we incurred operating losses of $38,412,491 and $6,072,071 respectively. The losses result principally from expenses incurred in the development of our technologies, general and administrative expenses and the absence of revenues. The larger loss in the 2001 period resulted principally from the write-down of certain technology costs.

         Research and development expenses decreased by $687,602 to $715,445 for the year ended December 31, 2001 from $1,403,047 for the year ended December 31, 2000. During 2001, we spent $128,675 on further developments in Nigeria, $128,629 on testing of our GTL Calalyst, $82,794 on patent fees related to our technologies and $375,347 on development of other technologies. We are continuing to fund the commercialization of CPJ through our now 100% subsidiary, Carbon Resources Limited.

         Other general and administrative expenses increased by $893,800 to $2,662,442 for year ended December 31, 2001 from $1,768,642 for the year ended December 31, 2000. The increase is attributable principally to increases in consulting fees for promotional purposes, legal fees, SEC filings and employee benefits.

         Interest income/other income decreased by $27,078 to $4,365 for year ended December 31, 2001 from $31,443 for the year ended December 31, 2000. The decrease is from a smaller amount of cash on hand as our funding in 2001 was less than in fiscal 2000.

Liquidity and Capital Resources

SUMMARY OF WORKING CAPITAL AND STOCKHOLDERS" EQUITY

         As of December 31, 2001, we had negative working capital of ($3,594,542) and Stockholders' Equity of $2,245,793 compared with negative working capital of ($60,855) and Stockholders' Equity of $36,726,164 as of December 31, 2000. Stockholders' Equity declined for the following reasons. First, our operating losses increased due primarily to the fact that we wrote-down certain technology assets as a result of the stringent conditions placed on technology companies to quantify their asset values. Second, we were unable to obtain infusions of additional capital in amounts sufficient to fund our operating losses and our other uses of cash described in our financial statements and otherwise discussed below.

LIQUIDITY

         We will require up to $20 million over the next three years to implement our business plan which includes significant marketing efforts, the continued development of the technologies, expand management resources, support day-to-day operations and pursue commercialization efforts. In the past, we have been successful raising money to fund our operations through the sale of equity. We cannot be certain that we will be able to raise any additional capital to fund our operations.

SOURCES OF WORKING CAPITAL

         During 2001, our primary sources of working capital have been the net proceeds of:

         o $1,500,000 from the issuance of 2,315,382 shares and of a warrant to purchase an additional 2,315,382 shares of our common stock at $1.30 per share;

         o $264,000 from the conversion of outstanding warrants into common stock;

         o    $5,500 from the exercise of stock options.

CONVERTIBLE DEBENTURES

         During the year ended December 31, 2001 the obligation under convertible debentures totaling $2,250,000, plus accrued interest of $336,086 remained recorded on our balance sheet as a current liability.

         We are pursuing commercial opportunities that will allow us to implement our SynGen and CPJ technologies. During the fiscal year 2001, we experienced longer than expected selling cycles as well as reduced availability of cash resources to fulfill our expectations that we referred to in our previous year-end report. We have recently hired a new CEO who is leading the continued efforts towards commercialization.

ITEM 7.  FINANCIAL STATEMENTS

         We submit with this report the financial statements and related information listed in the Index to Financial Statements on page 1 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names and ages of all directors and executive officers of Synergy as of the date of this report, indicating all positions and offices with Synergy held by each person:

NAME                  AGE    POSITION
Barry Coffey           50    Chairman, President and CEO

Thomas E. Cooley       61    Chief Technology Officer and member of the Board of Directors

Duane F. Baumert       61    Member of the Board of Directors and Audit Committee

Marc Cernovitch        28    Vice President, Corporate Development

Cameron Haworth        42    Member of the Board of Directors

James E. Nielson       70    Member of the Board of Directors and Audit Committee

James Shone            27    Member of the Board of Directors and Audit Committee

Kelly Warrack          34    Controller, Secretary-Treasurer

         The members of Synergy's Board of Directors are elected by the holders of Synergy's common stock. Cumulative voting for directors is not permitted. The term of office of directors of Synergy ends at the next annual meeting of Synergy's shareholders or when the successors are elected and qualified. The annual meeting of shareholders is specified in Synergy's bylaws to be held within six months of the end of each fiscal year and the last annual meeting was held on June 15, 2001. The term of office of each officer of Synergy ends at the next annual meeting of the Synergy's Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his or her successor is elected and qualified. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Synergy.

         Mr. Barry Coffey -- CEO, President and Director

         Mr. Coffey was elected to the position of CEO effective January 1, 2002 in addition to his position on the Board of Directors since January 2001. Mr. Coffey is a senior human resources and operations executive with broad domestic and international experience spanning more than 20 years. He has held several senior management positions including RJR Nabisco (1984-1991), Sony Corporation (1991-1995), and QED Consulting (1995-2001), a global management-consulting firm of which he was a founder and managing partner. In addition, Mr. Coffey has extensive experience with the operation of both start-up and growth stage corporations. Mr. Coffey earned a B.A. degree and a M.A. degree from Scarritt College in 1976 and 1977 and a Ph.D. (ABD) from Drew University in 1980.

         Mr. Thomas E. Cooley -- Chief Technology Officer and Director

         Mr. Cooley has been Synergy's technology director since October 1997, became a member of the Board of Directors on August 2, 2000 and was appointed Chief Executive Officer from January 16, 2001 until December 31, 2001. Mr. Cooley previously served as President of Kvaerner Membrane Systems, Inc. from August 1994 through October 1997. Prior to that, from 1984 through August 1994, Mr. Cooley was the General Manager - Marketing and Engineering for Grace Membrane Systems, which was acquired by Kvaerner in August 1994. Mr. Cooley is a registered professional engineer in the State of Texas and the Province of Alberta, Canada. Mr. Cooley holds three U.S. patents and two Canadian patents and has eight published papers. Mr. Cooley is one of the pioneers of the development application of gas permeable membranes for natural gas processing. Mr. Cooley earned a B.A. degree in Chemical Engineering from Rice University in 1963 and a B.S. degree in Chemical Engineering from Rice University in 1964.

         Mr. Duane F. Baumert -- Director and Audit Committee Member

         Mr. Baumert was elected to the Board of Directors in September 2000. Mr. Baumert has experience in the area of worldwide licensing of technology and intellectual property rights. Mr. Baumert has been the Business Director of UNICARB(R)Systems Business of the Union Carbide Corporation since 1990. Mr. Baumert has been with Union Carbide since 1966 and during that time has held the positions of Director of Marketing, National Sales Management and International Business Director. Mr. Baumert received a B.S. in Business Administration and Management from the University of Nebraska in 1963.

         Mr. Marc Cernovitch -- Vice President, Corporate Development

         Marc has been actively involved in the management and financing of Synergy since the Company's inception. Marc began his career as a broker in the financial services industry. He has extensive experience in the financing of new technology and energy companies. Marc manages investor relations, planning and administration for Synergy. Marc has a B.A. in Economics from McGill University, Montreal, Canada.

         Mr. Cameron Haworth -- Director

         Mr. Haworth who has been with Synergy since December 1997, obtained his B.Sc. Petroleum Engineering in December 1987 from the University of Wyoming and a Degree in Petroleum Technology from Southern Alberta Institute of Technology in 1984. Mr. Haworth was previously employed by Schlumberger (formerly REDA Services) as sales manager. Mr. Haworth has several years of experience in the oil and gas industry supervising and coordinating the marketing, sales and field services and order initiation for the Canadian market. Mr. Haworth has extensive experience in preparing business plans and presentation material.

         Mr. James E. Nielson -- Director and Audit Committee Member

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

         Mr. James Shone -- Director and Audit Committee Member

         Mr. Shone has been with Synergy since December 1997 and has been a member of the Audit Committee since March 16, 2001. Mr. Shone is currently employed by the Business Development Bank of Canada (BDC) in the finance department. Previously employed with the Trust Company of the Bank of Montreal as a client service officer, Mr. Shone understands the review and assessment of the financial operations of corporate operations. Mr. Shone takes an active role in the management of Synergy's financial operations and annual corporate expenditures. Mr. Shone has knowledge of financial statement review and preparation, budgeting and financial forecasting. Mr. Shone is a graduate of McGill University with a B.Com. degree in Finance in 1996.

         Mr. Kelly Warrack -- Controller, Secretary/Treasurer

         Mr. Warrack has been Synergy's Controller since January 2000 and was appointed Secretary-Treasurer on July 31, 2001. Mr. Warrack previously served as Divisional Controller for Tesco Corporation from June 1995 through December 1999. Prior to that, from 1988 through 1995, Mr. Warrack held positions as Accounting Supervisor and Budget Coordinator for Texaco Canada Petroleum Inc. Mr. Warrack became a Certified Management Accountant in the Province of Alberta, Canada in 1991.

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

Technical Staff and Inventors


         Dr. Albin Czernichowski

         Dr. Czernichowski, co-inventor of SynGen, consults for the Company. He also continues his activities as a 1st class professor at the University of Orleans (France). A graduate in Chemical Engineering at the Technical University of Wroclaw (Poland), he also received his Ph.D. and Habilitation grades in Physical Chemistry and then the full professor position (1979). For almost 40 years he has been involved in different fields of Plasma Chemistry. Supervisor of 21 Master's and 18 Ph.D. theses, he is the author of six monographs and textbooks, 63 papers published in scientific journals, 155 other papers (conferences, communications), 30 patents and more than 62 reports. For more than 10 years he has been developing plasma reactors for hydrocarbon conversion processes such as heavy hydrocarbons cracking and hydrogenation, light hydrocarbons cracking, reforming or partial oxidation in order to produce H2, CO, C2H2, C2H4 as well as the hydrogen sulfide destruction and its full or partial utilization in the oil & gas and geothermal industries. Work related to environmental clean up has included such applications as VOC abatement in flue gases, flue-gas SOX or NOX reduction, soot after-burning, and CO2 dissociation.

         Dr. Pierre Jorgensen

         Dr. Jorgensen, inventor of the "CPJ" process, is a retired French process engineer and Ph.D. who spent his career dealing with fluid catalytic crackers, cokers, visbreakers and bottom of the barrel refinery economics. Dr. Jorgensen retired from British Petroleum in the late 80's. His technical career spanned not only oil refining for BP, but also the French military nuclear program and glassmaking.

         While at BP he focused improving the economics of bottom of the barrel processes such as fluid catalytic cracking, hydrocracking, and delayed coking. He therefore became very interested in molecular bond structures as they relate to the heaviest fractions in crude oil. When he retired from BP, Dr. Jorgensen enrolled at the university in Orleans, France and pursued his doctorate. His thesis was on the energy required to break certain molecular bond structures. Out of this thesis work came his conception of the process, which he developed and named CPJ. CPJ stands for Conversion Pierre Jorgensen. Dr. Jorgensen continues to assist the Company in process development, assay of client crudes, and commercialization activities for the CPJ process.

         Dr. Vladimir S. Boudtsov

         Dr. Boudtsov joined the Company full time in June 2000. He is a highly specialized leading technologist and the former Chief of the Novocherkassk Plant of Synthetic Products located in Novocherkassk, Russia. Dr. Boudtsov graduated with a degree in chemical technology from the Technical University of Don in 1984 and then began work at the Novocherkassk plant. He continued his studies concerning the Fischer-Tropsch technology under the direction of the world's leading specialist in the field, Professor Albert Lapidus, Dr. of Sciences, Member of the Russian Academy of Sciences, and Head of Laboratory at the N.D. Zelinsky Institute of Organic Chemistry of Moscow. His experimental work on catalyst development was performed using the large laboratory facilities and also the Fischer-Tropsch industrial reactors of the Novocherkassk plant. In 1995, Dr. Boudtsov received his Ph.D. on development and industrial application of new Fischer-Tropsch catalysts with a controlled selectivity of hydrocarbon production. Dr. Boudtsov is the author of five publications and one Russian patent, all concerning the Fischer-Tropsch technology.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information for the individuals who served as the senior executive officer of Synergy during any portion of the last three fiscal years and the most highly compensated executive officer of Synergy's subsidiary, Carbon Resources Limited. No disclosure need be provided for any executive officer, other than the senior executive officer, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000.

                                                                                          Securities
                                                                        Other Annual      Underlying        All Other
     Name and Principal Position       Year                Salary       Compen-sation       Options       Compen-sation
Cameron Haworth, President and         1999                      -              -         150,000(1)              -
Director

Cameron Haworth, President and         2000                 66,134              -                  -              -
Director

John Gradek, Chief Executive Officer   2000                 44,018              -                  -              -
and Director

                                                                                          Securities
                                                                        Other Annual      Underlying        All Other
     Name and Principal Position       Year                Salary       Compensation       Options        Compensation
Thomas E. Cooley, Chief Technical      1999                      -              -         220,648(2)              -
Officer

Thomas E. Cooley, Chief Technical      2000                140,000         10,673            250,000          1,583
Officer

Thomas E. Cooley, Chief Technical      2001                140,000          6,588                  -         18,583
Officer and Acting  Chief Executive
Officer

1. Mr. Haworth received options to purchase 250,000 shares of common stock in exchange for his services as President and a member of the Board of Directors for the years 1998 and 1999. Since the exercise price for such options exceeded the market price for the shares during the time that they were earned, no value has been ascribed to such options.
2. Mr. Cooley received 220,648 shares of Synergy as compensation for his services in 1999, which was valued at $143,921.

COMPENSATION PURSUANT TO MANAGEMENT CONTRACTS

         Mr. Cooley receives compensation for his services through a consulting agreement between Synergy and Glidarc Technologies (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

OTHER COMPENSATION

         None; no stock appreciation rights or warrants exist.

COMPENSATION OF DIRECTORS

         None

EMPLOYMENT AGREEMENTS.

         On January 1, 2001, we entered into an agreement with Barry Coffey to serve as our Chief Executive Officer and President for a period of 3 years, automatically renewable for successive 12 month periods thereafter unless a party gives notice of its intention not to renew the agreement 60 days prior to an expiration date. We have agreed to pay to Mr. Coffey a base salary equal to $240,000 per year and to make him eligible for a bonus equal to up to 100% of that amount based upon the achievement of certain milestones to be agreed upon between Mr. Coffey and the Board of Directors. In addition, we granted Mr. Coffey options under the 2002 Stock Option Plan to purchase up to 4,500,000 options at a price of $.72 per share. An aggregate of 1,500,000 vest to Mr. Coffey in each of the three years of the employment agreement. We also have agreed to furnish Mr. Coffey with payments to cover expenses for insurance not to exceed $20,000 per annum and to reimburse him for all reasonable expenses incurred by him in connection with maintaining his home office in New York City. The employment agreement contains customary confidentiality and non-competition clauses. If we terminate Mr. Coffey for "cause" or if he resign for other than "good reason," as such terms are defined in the agreement, all of his rights to receive his salary shall terminate on such date and all options granted shall expire immediately. If Mr. Coffey terminates his employment for "good reason" or we terminate his employment without "cause," we are required to pay him his base salary for a period of 12 months after the date of such termination and all stock options shall fully vest on such date. In the event that Mr. Coffey dies or if he becomes "disabled," as such term is defined in the agreement, for 90 consecutive days or 120 days during the course of any twelve month period, all compensation rights terminate under the agreement except that he shall be entitled to the benefit of any stock options that have vested as of such date.

2002 STOCK OPTION PLAN.

         On December 14, 2001, the Board of Directors adopted the 2002 Stock Option Plan ("Plan") to take effect on January 1, 2002, subject to the approval of the stockholders. Our shareholders approved the Plan at the Special Meeting of Shareholders held on February 18, 2002.

         The following is a brief summary of the Plan, which is designed to enhance our long-term profitability and stockholder value by aligning the interests of selected directors, officers, employees and consultants with our performance targets.

         The Plan authorizes the issuance of statutory and non-statutory options to purchase up to 10,000,000 shares of our common stock.

         The Plan is administered by the Board of Directors, which may empower a committee to administer the Plan. The Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the individuals to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options granted under the Plan is determined by the Board, provided that the exercise price of incentive stock options is not be less than 100% of the fair market value of a share of the common stock on the date the option is granted (110% of fair market value on the date of grant of an incentive stock option if the optionee owns more than 10% of our common stock). Upon exercise of an option, the optionee may pay the purchase price with previously acquired securities of the Company.

         Options will be exercisable for a term determined by the Board, which will not be greater than ten years from the date of grant and five years in the case of incentive stock options, unless such grant is for a period of ten years, as determined by the Board, except that an Incentive Stock Option granted to the beneficial owner of more than 10% of the outstanding shares of our common stock shall expire, to the extent that it has not theretofore been exercised, at the close of business five (5) years from the date of grant. Options may be exercised only while the original grantee has a relationship with us which confers eligibility to be granted options or within three months after termination of such relationship with us, or up to one year after death or total and permanent disability. In the event of the termination of such relationship between the original grantee and us for cause, as defined in the Plan, all options granted to that original optionee terminate immediately. In the event of certain basic changes in the Company, including a reorganization, merger or consolidation of the Company, or the purchase of shares pursuant to a tender offer for shares of our common stock, in the discretion of the Board or administering committee, each option may become fully and immediately exercisable. Incentive stock options are not transferable other than by will or the laws of descent and distribution. Non-qualified stock options may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative.

         Options granted pursuant to the Plan may be designated as incentive stock options ("ISO"), with the attendant tax benefits provided under Sections 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value determined at the time an ISO is granted of the common stock subject to incentive stock options exercisable for the first time by an employee during any calendar year under all our plans may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

         As of the date hereof, we have granted options to purchase up to 4,500,000 shares of common stock to our President and Chief Executive Officer pursuant to his employment agreement with us. A more complete discussion of the terms of the option granted to Mr. Coffey may be found under ITEM 10 EXECUTIVE COMPENSATION-Employment Agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 26, 2002 with respect to the beneficial ownership of Synergy's common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of Synergy's officers and directors, and by the officers and directors of Synergy as a group.

         Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next sixty days) are exercised and additional shares of common stock are issued:

BENEFICIAL OWNER                                       NUMBER OF SHARES                   PERCENT OF CLASS
Barry Coffey (1)                                            775,000                            1.8%

Thomas Cooley (2)                                         1,093,159                            2.8%

Duane F. Baumert(3)                                         501,158                            1.3%

Marc Cernovitch(4)                                        1,701,622                            4.3%

Cameron Haworth (5)                                         278,837                            0.7%

James E. Nielson(6)                                         823,846                            2.1%

James Shone(7)                                              124,400                            0.3%

Kelly Warrack(8)                                            147,800                            0.4%

Laxarco Holding Limited                                  14,793,510                           37.8%

Officers and Directors as a group (8 persons)              5,445,822                          12.8%

1. Mr. Coffey's total shareholdings are all options to purchase 775,000 shares.
2. Mr. Cooley's total shareholdings includes options to purchase 250,000 shares. Mr. Cooley is also a shareholder of Laxarco Holding Limited but disclaims any investment control over or beneficiary interest in the shares of Synergy owned by Laxarco Holding Limited, for purposes hereof.
3. Mr. Baumert's total shareholdings include options to purchase 497,658 shares; his wife Dorothy T. Baumert, owns 3,500 shares in her retirement plan.
4. Mr. Cernovitch's total shareholdings include options to purchase 235,000 shares. 247,936 shares owned directly; 549,600 shares owned by CMJ Consulting Ltd. of which Mr. Cernovitch is the sole officer, director and shareholder; warrants to purchase 669,086 shares subscribed for by CMJ Consulting Ltd. but unissued as of the date referenced above.
5. Mr. Haworth's total shareholdings include options to purchase 244,500 shares.
6. Mr. Nielson's total shareholdings include options to purchase 170,000 shares.
7. Mr. Shone's total shareholdings include options to purchase 100,000 shares.
8. Mr. Warrack's total shareholdings include options to purchase 107,500 shares.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On January 3, 2002, we entered into a settlement agreement with John Gradek, our former Chief Executive Officer, which extinguished a lawsuit filed by Mr. Gradek against us on February 27, 2001. In that suit, Mr. Gradek claimed that Synergy breached its employment agreement with him by terminating him without cause and asserted that Synergy owed him his monthly salary of $10,000 for 32 months plus paid vacation days and attorney fees of up to $80,000. Pursuant to the settlement agreement, we agreed to (i) pay to Mr. Gradek the sum of $100,000 in two installments of $50,000 each, the first on or before February 1, 2002 which sum was paid and the second by May 1, 2002 and
(ii) issue to Mr. Gradek 150,000 shares of common stock. In addition, each party released the other from all actions or claims with respect to Mr. Gradek's employment with Synergy.

         During the fiscal years ended December 31, 2001 and 2000, we paid an aggregate of $196,210 and $146,919, respectively, to Glidarc Technologies Inc. for process management services and technical personnel. Mr. Thomas Cooley is an officer of Glidarc Technologies and is also our Chief Technology Officer and a member of our Board of Directors. Mr. Cooley also serves on the Board of Directors of Syngen Technologies Limited and Carbon Resources Limited, wholly owned subsidiaries of the Company. At December 31, 2001 and 2000, we owed to Glidarc $30,783 and $23,515 respectively, for such services.

         On October 19, 2000, we issued a three-year promissory note in the principal amount of $1,000,000 in favor of Stone Canyon Resources, Inc., a former affiliate of Synergy by virtue of common officers, directors and shareholders, in settlement of the terms of a certain Share Exchange Agreement, previously filed with, and described in, past filings made by Synergy with the Securities and Exchange Commission. We issued the promissory note to Stone Canyon to settle what Stone Canyon alleged was a breach of the Share Exchange Agreement resulting from our inability to develop certain oil and gas producing properties. On February 9, 2001, Stone Canyon converted the promissory note into shares of common stock at the price of $1.00 per share.

         On July 1, 2001 Synergy entered into a Management and Consulting Agreement with Huntintown Associates LLC wholly owned by Mr. Duane Baumart, a member of our Board of Directors. Pursuant to the Management and Consulting Agreement, Synergy engaged Huntintown Associates for a minimum of 40 days during 2001 and a minimum of 80 days up to a maximum of 120 days during 2002 to provide assist with the development of product licensing, business and patent strategies, business plan development and certain other matters. The agreement provides that during 2001 we were to have compensated Huntingtown Associates at the rate of $1,500 per day payable in stock options valued at 33% of the higher of $1 or the average market price for our common stock during the month in which the services were rendered. During 2002, we have agreed to compensate Huntingtown Associates at the rate of $1,500 per day payable $350 in cash and the balance ($1,150) in stock options valued at 33% of the higher of $1 or the average market price for our common stock during the month in which the services were rendered. We have agreed to register the common stock issued to Huntingtown Associates pursuant to the agreement for public resale under the Securities Act of 1933. During the fiscal year ended December 31, 2001, we incurred $138,674 in favor of Huntingtown Associates LLC for consulting services and reimbursement of actual expenses pursuant to the Management Consulting Agreement, $25,631 of which remained outstanding at December 31, 2001. Thus far during 2002, we have incurred $7,500 in consulting fees and expenses to Huntingtown Associates, none of which has been paid. Mr. Duane Baumert is and is also the sole proprietor of Huntingtown Associates. At December 31, 2001, we owed Huntingtown Associates $25,631 in respect of the fees payable to him during 2001.

         On January 14, 2000, James Nielson and the Wood River Trust entered into a Financing and Security Agreement with Synergy whereby $300,000 was loaned to Synergy. Mr. Nielson's portion of the loan was $125,000. The loan accrued interest at the rate of 8% per annum and was convertible into shares of Synergy's common stock at the rate of $0.50 per share. Upon conversion of the loan, all accrued interest thereon is forgiven. On June 13, 2000, the loan was converted and Mr. Nielson received 250,000 shares of Synergy's common stock. Mr. Nielson became a member of Synergy's Board of Directors on September 27, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:
         1. The financial statements and related information referred to in response to Item 7.
         2. The following financial statement schedules: None
         3. There are filed herewith or incorporated by reference the Exhibits listed in the Exhibit Index that follows the financial statements.

(b) We filed no Current Reports on Form 8-K during the fourth quarter of 2001 and first Quarter of 2002.

SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY TECHNOLOGIES CORPORATION

By: /s/  Barry J. Coffey
    --------------------
Name:   Barry J. Coffey
Title:  President and Chief Executive Officer
Dated:  March 29, 2002

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Kelly L. Warrack
     ---------------------
Name:   Kelly L. Warrack
Title:  Controller, Secretary/Treasurer
Dated:  March 29, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:  /s/  Barry J. Coffey
     --------------------
Name:   Barry J. Coffey
Title:  Chairman, President and CEO
Dated:  March 29, 2002

By:  /s/  Thomas E. Cooley
     ---------------------
Name:   Thomas E. Cooley
Title:  Chief Technology Officer
Dated:  March 29, 2002

By:  /s/  Duane F. Baumert
     ---------------------
Name:  Duane F. Baumert
Title:  Director
Dated:  March 29, 2002

By:  /s/ Cameron Haworth
     -------------------
Name:  Cameron Haworth
Title:  Director
Dated:  March 29, 2002

By:  /s/  James E. Nielson
     ---------------------
Name:  James E. Nielson
Title:  Director
Dated:  March 29, 2002

By:  /s/  James Shone
     ----------------
Name:  James Shone
Title:  Director
Dated:  March 29, 2002

ITEM 7.  FINANCIAL STATEMENTS.








                              FINANCIAL STATEMENTS

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


TABLE OF CONTENTS...........................................................................  F-2

Financial Statements:
               Reports of Independent Auditors..............................................  F-3

               Consolidated Balance Sheet - December 31, 2001 and December 31, 2000.........  F-4

               Consolidated Statement of Operations for the years ended December
               31, 2001 And 2000 and for the Period from February 10, 1997 (Date of Inception) to December 31, 2001...........................................  F-5

               Consolidated Statement of Cash Flows for the years ended December 31, 2001 and 2000 and for the Period from February 10, 1997 (Date of Inception) to
               December 31, 2001............................................................  F-6

               Consolidated Statement of Changes in Stockholders' Equity for the
               year ended December 31, 2001 and December 31, 2000...........................  F-7

Notes to Consolidated Financial Statements..................................................  F-8

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND STOCKHOLDERS
---------------------------------------
SYNERGY TECHNOLOGIES CORPORATION:
---------------------------------

We have audited the accompanying consolidated balance sheets of Synergy Technologies Corporation (and subsidiaries) (a development stage enterprise) as of December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and changes in stockholders equity for each of the two years in the period ended December 31, 2001 and for the period from February 10, 1997 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative statements of operations, cash flows, and changes in stockholders equity for the period from February 10, 1997 (inception) to December 31, 2001 include amounts for the period from February 10, 1997 (inception) to December 31, 1999 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period February 10, 1997 (inception) to December 31, 1999 is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Technologies Corporation (and subsidiaries) (a development stage enterprise) as of December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and changes in stockholders equity for each of the two years in the period then ended and for the period from February 10, 1997 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered negative cash flows from operations and requires additional financing that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                             /s/ KPMG LLP
                                                             ------------
                                                          Calgary, Canada
                                                           March 28, 2002

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                      AS AT DECEMBER 31, 2001        AS AT DECEMBER 31, 2000
                                                                    ---------------------------  ----------------------------
CURRENT ASSETS
       Cash                                                         $                    38,746  $                     76,059
       Receivables (Note 5)                                                              38,560                        84,761
       Receivables - related parties                                                          -                         2,842
       Prepaid expenses                                                                  39,727                        73,714
                                                                    ---------------------------  ----------------------------
       TOTAL CURRENT ASSETS                                                             117,033                       237,376

INVESTMENTS (NOTE 3)
       SynGen Technologies and associated assets                                      3,500,000                    38,028,244
       CPJ Technologies and associated assets                                         1,432,500                     1,062,500
       Investment in Private US corporation                                           1,000,000                     1,000,000
                                                                    ---------------------------  ----------------------------
                                                                                      5,932,500                    40,090,744
       Investment in joint venture (Note 3)                                              80,768                             -
                                                                    ---------------------------  ----------------------------

       TOTAL INVESTMENTS                                                              6,013,268                    40,090,744

 Office equipment and computers, net of accumulated
 depreciation  $43,486                                                                   59,780                        80,361
                                                                    ---------------------------  ----------------------------
TOTAL ASSETS                                                        $                 6,190,081  $                 40,408,481
                                                                    ===========================  ============================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                             $                 1,018,649  $                    212,794
       Accrued expenses                                                                  74,744                        85,437
       Notes payable (Note 6)                                                         2,250,000                             -
       Accrued interest on notes (Note 6)                                               368,182                             -
                                                                    ---------------------------  ----------------------------
       TOTAL CURRENT LIABILITIES                                                      3,711,575                       298,231

LONG TERM LIABILITIES
       Notes payable (Note 7)                                                           135,223                     2,250,000
       Notes payable - related parties                                                        -                     1,000,000
       Accrued interest on notes                                                              -                       134,086
       Investment in joint venture (Note 3)                                              97,490                             -
                                                                    ---------------------------  ----------------------------
       Total Liabilities                                                              3,944,288                     3,682,317

STOCKHOLDERS' EQUITY
       Common stock, $0.002 par value, 50,000,000 shares
       authorized, 34,176,343 Shares issued and outstanding                              69,333                        60,077
       Additional paid in capital                                                    49,633,286                    45,786,313
       Deferred compensation                                                           (13,879)                      (89,770)
       Deficit accumulated during development stage                                (47,442,947)                   (9,030,456)
                                                                    ---------------------------  ----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                            2,245,793                    36,726,164
                                                                    ===========================  ============================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $                 6,190,081  $                 40,408,481
                                                                    ===========================  ============================
     Uncertainty about the Company's Ability to Continue as a
     Going Concern (Note 2)

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                 CUMULATIVE
                                                                                                                PERIOD FROM
                                                                                    FOR THE YEARS ENDED      FEBRUARY 10, 1997
                                                                                         DECEMBER 31              (DATE OF
                                                                                                                INCEPTION) TO
                                                                                    2001           2000        DEC. 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
           Interest income                                                          4,365             31,443             35,808
           Consulting income                                                            -                  -              8,927
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    4,365             31,443             44,735
EXPENSES
           General and administrative                                           2,662,442          1,768,642          5,832,021
           Stock option compensation                                               92,391            891,560            983,951
           Compensation related to warrants                                             -            343,744            343,744
           Technology development                                                 715,445          1,403,047          2,962,657
           Dry well expenses                                                            -                  -            722,210
--------------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                                  3,470,278          4,406,993         10,844,583
--------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE THE FOLLOWING                                                     (3,465,913)        (4,375,550)       (10,799,848)

OTHER EXPENSES
           Amortization of debt discount and offering costs                             -        (2,250,000)        (2,250,000)
           Accrued interest on notes payable                                    (234,096)          (134,086)          (368,182)
           Share of expenses incurred by joint venture                          (298,881)                  -          (298,881)
           Write-down of Syngen technology                                   (34,528,244)                  -       (34,528,244)
           Gain on disposition                                                    114,643            687,565            802,208
--------------------------------------------------------------------------------------------------------------------------------
                                                                             (34,946,578)        (1,696,521)       (36,643,099)
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE TAXES                                                        (38,412,491)        (6,072,071)       (47,442,947)
--------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAX                                                                -                  -                  -
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                $    (38,412,491) $      (6,072,071) $     (47,442,947)
================================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                                 $          (1.19) $           (0.31) $           (2.83)
================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN CALCULATION                   32,326,988         19,622,578         16,747,215
================================================================================================================================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                             Cumulative
                                                                                For the Years Ended          period from
                                                                                     December 31             February 10,
                                                                                                            1997 (Date of
                                                                                                             Inception)
                                                                                 2001          2000       to Dec. 31, 2001
---------------------------------------------------------------------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES
Net loss                                                                    (38,412,491)      (6,072,071)     (47,442,947)
Adjustments to reconcile net loss to net cash from operations
          Dry well expense                                                             -                -          722,210
          Depreciation, amortization and write downs                          34,657,482        3,160,418       37,818,495
          Accrued interest on notes payable                                      234,096          134,086          368,182
          Issuance of shares for services                                        963,729          397,829        1,361,558
          Issuance of warrants for services                                            -          343,744          343,744
          Re-issue of founders shares                                            106,500                -          106,500
          Investment in joint ventures                                            16,720                -           16,720
          Exchange rate loss                                                      27,353           30,891           62,330
          Loss on disposition of assets                                            1,993        (687,565)        (684,239)
  Changes in assets and liabilities
          Accounts receivable                                                     46,199         (63,475)         (38,560)
          Prepaid expenses and deposits                                           33,986         (49,803)         (39,743)
          Accounts receivable - related parties                                    2,843           29,225                -
          Accounts payable                                                       435,859        (232,037)        1,336,627
          Accounts payable - related parties                                     153,088                -          153,088
          Accrued expenses                                                      (10,695)           52,604           74,742
---------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                     (1,743,338)      (2,956,153)      (5,841,293)
CASH USED IN INVESTING ACTIVITIES
          Acquisition of property and equipment                                 (18,257)         (97,374)        (119,405)
          Other                                                                        -                -        (788,188)
---------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                        (18,257)         (97,374)        (907,593)
CASH FROM FINANCING ACTIVITIES
          Proceeds from (payments to) notes payable - related parties           (26,983)         (13,143)          531,933
          Proceeds from (payments to) notes payable                                9,118          492,040          823,519
          Net proceeds from convertible debt                                           -        2,137,500        2,137,500
          Sales of common stock                                                1,769,500          540,999        2,954,510
           Other                                                                       -                -          402,500
                                                                        --------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                       1,751,635        3,157,396        6,849,962
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (27,353)         (30,891)         (62,330)
NET CHANGE IN CASH                                                              (37,313)           72,977           38,746
CASH AT BEGINNING OF PERIOD                                                       76,059            3,082                -
                                                                        --------------------------------------------------

CASH AT END OF PERIOD                                                          $  38,746   $       76,059  $        38,746
===========================================================================================================================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                        --------------------------------------------------------------------------------------------
                                                                                      DEFICIT
                                                                    ADDITIONAL      ACCUMULATED       UNEARNED           TOTAL
                                           SHARES       AMOUNT       PAID IN          DURING        COMPENSATION     STOCK-HOLDERS'
                                                                     CAPITAL        DEVELOPMENT                     EQUITY (DEFICIT)
                                                                                       STAGE
                                        --------------------------------------------------------------------------------------------
INCEPTION TO DECEMBER 31, 1999
Shares issued in recapitalization           2,549,500      5,099         (5,099)               -                -                  -
Issuance of shares for services             4,740,963      9,482         547,456               -                -            556,938
Issuance of shares for cash                 4,090,007      8,180         635,830               -                -            644,010
Other                                         608,857      1,219         306,268               -                -            307,487
Losses                                              -          -               -      (2,958,385)               -        (2,958,385)
                                        --------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999               11,989,327    $23,980      $1,484,455    $ (2,958,385)                       $(1,449,950)

Cancellation of founders shares             (496,736)          -               -               -                -                  -
Issuance of shares for cash                   710,000      1,420         353,580               -                -            355,000
Issuance of shares for royalty                500,000      1,000       1,061,500               -                -          1,062,500
Issuance of stock options                           -          -         981,330               -                -            981,330
Issuance of warrants for services                   -          -         343,744               -                -            343,744
Issuance of convertible debt                        -          -       2,137,500               -                -          2,137,500
Issuance of shares from escrow             14,943,510     29,887      37,998,357               -                -         38,028,244
Warrants for stock                            431,000        862         430,138               -                -            431,000
Issuance of shares for services             1,359,063      2,718         890,919               -                -            893,637
Options exercised                             105,000        210         104,790               -                -            105,000
Unearned compensation                               -          -               -               -          (89,770)          (89,770)
Net loss for the year                               -          -               -      (6,072,071)               -        (6,072,071)
                                        --------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000            29,541,164      $ 60,077  $ 45,786,313       $(9,030,456)       $ (89,770)      $ 36,726,164

Units for stock - debenture                 1,000,000      2,000         998,000               -                 -         1,000,000
Units for stock - cash                        264,000        528         263,472               -                 -           264,000
Options exercised                               5,500         11           5,489               -                 -             5,500
Re-issue of founders shares                   157,143        300         106,200               -                 -           106,500
Issuance of stock options                           -          -         120,000               -                 -           120,000
Shares for services                           893,154      1,786         858,443               -                 -           860,229
Issuance of shares for cash                 2,315,382      4,631       1,495,369               -                 -         1,500,000
Unearned compensation                               -          -               -               -            75,891            75,891
Net loss for the year                               -          -               -     (38,412,491)                -      (38,412,491)
                                        --------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001               34,176,343    $69,333     $49,633,286    $(47,442,947)         $(13,879)       $2,245,793
                                        ============================================================================================


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


Estimated Useful Life
---------------------

Furniture and fixtures              3-5 years

Computer equipment                  2 years


Intangibles - Intangible assets will be amortized over the estimated useful life of the asset which will be determined at the time of commencement of their commercial application. Each respective technology has patents in effect for a 17-19 year period. No amortization expense has been recorded on these amounts for 2001 or prior periods.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share.

NOTE 2 - UNCERTAINTY ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company is in the development stage and has not realized any revenues, has incurred losses and had negative cash flows from operations in 2001 and each year since its inception. The Company's efforts have been focused on the development of its technologies and raising capital necessary to finance its development and administrative activities. To date, a substantial portion of its activities have been paid for by the issuance of common shares, options and warrants.

Synergy's business is the development and licensing of technologies related to the oil and gas industry. Synergy's efforts are directed to the commercial application of technologies in two areas:

     1. technologies for the conversion of stranded natural gas into synthetic naphtha and diesel ( GTL), including Syngen, a cold plasma technology to produce hydrogen rich streams from natural gas, PLG, gasoline and diesel; and
     2.  technologies for the upgrading of heavy oil to lighter oils (CPJ).

Syngen and GTL technologies

The Company acquired the remaining interest in a subsidiary owning the Syngen technology and other associated assets during 2000 through the issue of shares with an ascribed value of $38,028,244. The Company is pursuing several initiatives to complete the commercial application of the Syngen technology. In particular, through Drake Synergy Petroleum Limited, a joint venture in Nigeria, the Company is pursing opportunities to participate in a plant utilizing some of its GTL technologies including Syngen. The construction or other participation in a plant to utilize the GTL technologies would require considerable additional financing. The Company and its joint venture partner are in the process of negotiating various operating and construction agreements. The Company believes that the successful completion of these agreements is necessary before it would be possible to obtain the financing necessary to construct or otherwise participate in a plant. The completion of licensing or other arrangements may also require additional capital and may take considerable time to complete. The Company's ability to recover the amounts recorded for the Syngen technology are dependent on its ability to construct or otherwise participate in a plant using the technology, or to enter into licensing or other arrangements for the use of the technology. As at December 31, 2001 the Company determined that the cash flows expected to be received through the construction of a plant, licensing or other arrangements cannot be supported by sufficient objectively verifiable information to satisfy the requirements of the applicable asset impairment tests. Accordingly, the net book value of the Syngen technology and other associated assets has been written down to $3.5 million representing the value of the associated pilot plants, fuel cells, catalysts and associated patents. The Company continues to actively pursue the initiatives related to Syngen technology.

CPJ

The Company's efforts to further develop its CPJ technology have been conducted primarily through its 50% owned joint venture, Carbon Resources Limited (Carbon). Subsequent to December 31, 2001 the Company acquired the remaining 50% interest in Carbon. The Company currently owns a test facility and is in discussions with oil and gas producers to construct a commercial scale facility utilizing the CPJ technology. The Company's ability to recover its investment in the CPJ technology and Carbon are dependent on its ability to enter into arrangements for the construction of commercial scale facility, the licensing of the technology or other arrangements, each of which may require the raising of additional capital and may take considerable time to complete.

Uncertainty Regarding Future Operations
---------------------------------------

The conditions described above raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course, which would require the raising of additional capital sufficient to finance its development activities and administrative costs. However, there can be no assurance that the Company will be able to raise the necessary additional capital or successfully complete the development of its technologies. If these assumptions were determined to no longer be appropriate and the going concern basis would no longer be appropriate and the assets and liabilities would be adjusted to their liquidation values.


NOTE 3 - INVESTMENTS, ACQUISITIONS AND TECHNOLOGY DEVELOPMENT

Investments reported on the Consolidated Balance Sheet of the Company include the following:

                                                                            December 31,          December 31,
                                                                                   2001                  2000
                                                                    --------------------  --------------------
Investment in SynGen Technology and associated assets
(See Note 3(a) below)                                               $          3,500,000  $         38,028,244

Investment in CPJ Technology and associated assets
(See Note 3(b) below)                                                          1,432,500             1,062,500

Investment in private U.S. corporation                                         1,000,000             1,000,000
                                                                    --------------------  --------------------

                                                                    $          5,932,500  $         40,090,744
                                                                    ====================  ====================

(a) SynGen: During 2000, the Company completed the acquisition of the shares of the company holding the Syngen technology and associated assets for consideration including the issue and release from escrow of 14,943,510 common shares of Synergy to Laxarco Holdings Limited ("Laxarco"). The shares were ascribed a value of $2.5448 per share on the basis of the five-day average closing price of the Company's shares. The aggregate value of the shares issued, $38,028,244, was allocated to the Syngen technology rights and associated assets.

As at December 31, 2001 the Company determined that the cash flows expected to be received through the construction of a plant, licensing or other arrangements had not been achieved. Accordingly, the net book value of the Syngen technology and other associated assets has been written down to $3,500,000 representing the value of the associated pilot plants, fuel cells, catalysts and associated patents. The Company continues to actively pursue the initiatives related to Syngen technology as indicated above.

Upon the completion of the acquisition of the Syngen technology and associated assets in 2000, the Company moved to complete the divesture of its interest in Stone Canyon Resources Inc. to Stone Canyon Resources Limited, a related party. On October 19, 2000 the Company agreed to transfer its interest in Stone Canyon Resources Inc. and to issue a promissory note to Stone Canyon Resources Ltd. with a principal amount of $1,000,000 bearing interest at the Bank of America's prime lending rate less 1% due and payable three years from the date of issue. The shares of Stone Canyon Resources Inc. were transferred to Stone Canyon Resources Ltd. This series of transactions resulted in a loss on disposition of $945,194 being recorded in 2000.

(b) CPJ: During the fiscal year ended December 31, 2000, the Company and technology development partner Texas T Petroleum Ltd. renegotiated the royalty agreement with the Inventor of the CPJ technology, Dr. Pierre Jorgensen which resulted in the execution of an Amended and Restated Technology Transfer Agreement on September 25, 2000 by the Company, Carbon, Jorgensen and Capital Reserve Corporation, an affiliate of Texas T Petroleum Ltd. Under the terms of this amended and restated agreement Dr. Jorgensen agreed to reduce his royalty to five percent of the net proceeds realized from the licensing and/or sublicensing of the CPJ technology and was issued 500,000 shares of common stock of the Company and 500,000 shares of common stock of Capital Reserve Corporation. The 500,000 shares of the Company issued to Dr. Jorgensen in respect of the royalty reduction were recorded on the balance sheet as an investment in the amount of $1,062,500 which amount represents a fair market value for the issued shares of $2.125 per share, which was the closing price on the Company's common shares traded on the Over the Counter Bulletin Board on the date of the agreement.

During the year ended December 31, 2001, the Company recorded a liability of $370,000 to the inventor, Dr. Jorgensen, based on the amended royalty agreement signed in fiscal 2000, whereby, Dr. Jorgensen was to receive proceeds of not less than $250,000 from the sale of 100,000 shares of Synergy Technologies Corporation by February 28, 2001 and an additional $250,000 from the sale of a further 100,000 shares by February 28, 2002. As of December 31, 2001, Dr. Jorgensen had not sold any of the shares and therefore, based on the closing stock price of $0.65 per share, the difference in net proceeds is $370,000.

(c) Joint Ventures: The company has a 50% interest in two corporate joint ventures, each of which is accounted for by the equity method of accounting, except that the financial statements of Carbon were consolidated up to November 1, 2000.

On October 20, 2000, Texas T Petroleum Ltd. fulfilled the terms of an agreement and acquired a 50% interest in Carbon and thereby a 50% interest in the CPJ technology. In accordance with the terms of the June 26, 1999 agreement, Synergy transferred a 50% interest in Carbon to Texas T Petroleum Ltd. effective November 1, 2000 and Texas T Petroleum Ltd. issued a total of 2,000,000 Units of its common stock to Synergy. The 2,000,000 Units of Texas T Petroleum Ltd. issued to Synergy represent a 9% interest in Texas T Petroleum Ltd. The proceeds of $1,000,000 (2,000,000 Units of Texas T Petroleum Ltd.), received on the disposition of the 50% interest in Carbon exceeded the carrying value of the associated net liabilities by $1,747,402. Only the portion of the gain in excess of the remaining carrying value in Carbon was included in income at the time of the disposition. The amount of the deferred gain was subsequently reduced by the amount of the Company's 50% interest in the post disposition losses of Carbon of $51,662 during 2000 and $494,503 during 2001 (Synergy's portion - $25,831 and $247,252 respectively).

Investment in Carbon as at December 31, 2001:

                                                                                   2001                        2000
   --------------------------------------------------------------------------------------------------------------------------
       o  Shares of Carbon
            o  2,500 shares valued at Cyprus 1.00 per share               $          5,029                     5,029
       o  Advances to Carbon                                                       712,937                   677,818
       o  50% of net liabilities of Carbon                                        (815,456)                 (568,204)
       o  Deferred gain in disposition of shares                                         -                  (114,643)
                                                                          ---------------------------------------------------
                                                                          $        (97,490)         $              -
   --------------------------------------------------------------------------------------------------------------------------


On February 7, 2001, Synergy and Drake Oil Limited entered into a joint venture in Nigeria, Africa to carry on in Nigeria and other parts of Africa all such acts and things incidental to the adaptability and application of the proprietary process known as GlidArc, which converts associated natural gas into synthetic gas, together with Fischer-Tropsch technology used for the conversion of synthetic gas into liquid hydrocarbons, and also to utilize any other gas-to-liquids conversion technology.

Investment in Drake Synergy Petroleum as at December 31, 2001:

                                                                                  2001
   ----------------------------------------------------------------------------------------
       o  Shares of Drake Synergy Petroleum Ltd.
             o  2,500,000 shares valued at Naira 1.00 per share
                                                                       $          22,104
       o  Advances to Drake Synergy Petroleum                                    110,294
       o  50% of net liabilities of Drake Synergy Petroleum                     (51,630)
                                                                       --------------------
                                                                       $         80,768
   ----------------------------------------------------------------------------------------

NOTE 4 - RELATED PARTY TRANSACTIONS


     (a) During the year ended December 31, 2001, the Company and its subsidiaries were charged a total of $196,210 (2000: $146,919) in consulting fees by Glidarc Technologies Inc. (a Texas corporation) for process management services and technical personnel. Mr. Thomas Cooley, an officer of Glidarc Technologies, is also the Company's Chief Executive Officer and a member of the Board of Directors. Mr. Cooley also serves on the Board of Directors of Syngen Technologies Limited, a wholly owned subsidiary of the Company, and Carbon, the Company's 50% joint venture. At December 31, 2001 an amount of $30,783 (2000:
         $23,515) relating to services provided by Glidarc Technologies remained due and payable to Glidarc.

     (b) During the year ended December 31, 2001, the Company was charged $138,674 (2000: $15,083) for consulting services and reimbursement of actual expenses by Huntingtown Associates LLC (a Connecticut corporation) of which Mr. Baumert is the sole proprietor. Mr. Baumert is a member of the Company's Board of Directors. Huntingtown Associates charges consulting services provided by Mr. Baumert at a rate of $1,500 per day plus expenses. At December 31, 2001 an amount of $25,631 (2000:
         $7,230) remained due and payable to Huntingtown Associates.

     (c) Under terms of an agreement, dated October 19, 2000, between Synergy and Stone Canyon Resources Ltd. (SCRL) where SCRL acquired a 100% interest in Stone Canyon Resources Inc., Synergy issued a $1,000,000 promissory note to SCRL which remained due at December 31, 2000. During the year ended December 31, 2001, the Company converted the promissory note issued to Stone Canyon Resources Ltd. in the amount of $1,000,000 into units of Synergy stock and warrants (Note 9(a)). Stone Canyon Resources Ltd. shared a common Director, Jacqueline Danforth until her resignation on June 15, 2001.

     (d) During the year ended December 31, 2001, various officers and directors subscribed to the private placement offering as described in Note 9(g) in the amount of $114,415 for 176,023 units.

NOTE 5- RECEIVABLES

Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company at fiscal year end. This amount is refundable to the Company in Canadian Dollars upon filing of a GST return. Total receivables of $38,560 include a GST refund due to the Company of $5,873, as well as certain other receivables totaling $32,687.

NOTE 6 - CURRENT  LIABILITIES

     (a) Notes payable include $2,250,000 resulting from the private placement of convertible promissory notes commenced on May 25, 2000. The notes carry a term of five (5) years, bearing interest at a rate of 10% per annum, and are convertible into units of Synergy at $3.00 per Unit, each promissory note unit consisting of one share of common stock, a warrant to purchase one share of common stock at $4.00 per share and another warrant to purchase an additional share of common stock at $8.00 per share. During the first two years from the date of issuance interest on the Notes compounds annually on the principal amount of the loan and continues for each year thereafter. During the initial two-year period the interest on the Notes accrues but is not payable until the fifteenth day following each two-year period. After the initial two year period, interest shall accrue on a quarterly basis and be payable on the fifteenth day following the end of each calendar quarter. Terms of the notes further state that any and all interest accrued on any notes converted within two years from the date of issuance will be forgiven.

     (b) Convertible promissory note's interest in the amount of $368,182 has been accrued to December 31, 2001 and included on the Consolidated Balance Sheet as Accrued interest on notes.

NOTE 7 - LONG TERM LIABILITIES

     (a) Notes payable include $135,223 representing cash advances from Stone Canyon Resources Ltd. in respect of general operations. This amount has no set terms of repayment.

NOTE 8 - INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the years ended December 31, 2001 and 2000. Deferred tax assets comprise of the following at December 31, 2001 and 2000.



                                             2001                   2000
                                   --------------------------------------------

Operating loss carry forwards       $         3,279,671  $           2,098,521
Organizational costs                                  -                      -
Less: Valuation allowance                    (3,279,671)            (2,098,521)
                                   --------------------------------------------
Net Deferred Tax Asset              $                 -  $                   -
                                   ============================================



The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31:



                                              2001                  2000
                                    -------------------------------------------

Tax benefit at statutory rate (34%)  $      (13,060,247)  $        (2,064,504)
Non-deductible expenses                           69,641             1,154,306
State taxes, net of federal benefit          (1,260,853)              (88,343)
Offshore rate differential                    13,070,309                     -
Deferred tax asset valuation change            1,181,150               998,541
                                    -------------------------------------------
Total Income Tax Benefit             $                 -  $                  -
                                    ===========================================

NOTE 9 - COMMON STOCK

     (a) During the fiscal year ended December 31, 2000, the Company offered to certain subscribers under a previous Rule 504 private placement the option of canceling the warrant portion of the subscribed for 504 Units and participating in an offering of New Units, with each New Unit consisting of a share of common stock and a warrant to purchase an additional share for $3.50, exercisable at any time two years from the time of subscription. The price of these New Units is $1.00, which is the same price as the share purchase warrants that have been canceled. Prior to the expiration date, 1,264,000 units were converted by the way of cash for $264,000 and the conversion of the outstanding promissory note to Stone Canyon Resources Ltd. in the amount of $1,000,000 (Note 4(c)).

     (b) In August 2000, the Company canceled a total of 1,642,858 shares originally issued to certain founding shareholders of the Company due to the fact that the Company believed adequate consideration had not been given for such shares at the time of issue. As a result of claims by the founding shareholders and associated negotiations, the Company entered into agreements with certain founding shareholders effective October 31, 2000 whereunder a total of 1,146,122 shares were reinstated. Of a total of 1,146,122 shares reinstated, 179,016 shares were reinstated to Stone Canyon Resources Inc., its employees and related entities, to provide compensation for development and exploration investments lost as a result of certain undisclosed lease expiration dates.


         During 2001, an additional 150,000 of the 263,910 Knight's and Duncan's shares were re-issued with a value of $106,500 based on the average trading value of the stock from the date of issuance. An additional 103,650 shares were issued in the year 2002. (See Note 11-Knights and Duncans.)

     (c) During 2001, 88,010 shares were issued to a certain investment firm for financial advisory services. The shares are recorded in the Consolidated Statement of Operations under the General and administrative category at the average trading value of the stock prior to the date of execution of the agreement. A value of $75,000 is recorded in the Statement of Operations relating to these transactions.

     (d) During 2001, 370,144 shares were issued pursuant to an S-8 registration under the 2001 Employee Stock Option and Award Plan for fees related to various employees and consultants for services rendered. The shares were issued at an average trading value of $0.90.

     (e) During 2001, 375,000 shares were issued to a certain investment firm for investor relation and promotional support. The shares are recorded in the Consolidated Statement of Operations under the General and administrative category at the value of the stock on the date of execution of the agreement. A value of $397,500 is recorded in the Statement of Operations relating to these transactions.

     (f) During 2001, 60,000 shares were issued to a third party for assignment of patents related to the Syngen technology. The shares are recorded under Technology with a value of $54,600 based on an average share price of $0.91 per share.

     (g) During 2001, Cash proceeds of $1,500,000 were received on the issue of 2,215,382 Units at $0.65 per Unit and 100,000 Units at $0.60 per Unit pursuant to an offering commenced during the second quarter of 2001. Each Unit consists of a share of common stock and a warrant to purchase an additional share for $1.30, exercisable at any time two years from the time of subscription.

     (h) In December 1999, the Company commenced a private placement of its common stock, each Unit consisting of one share of common stock and one warrant exercisable for a period of one year from the date of issuance at $1.00 per share. A total of 53,000 Units were sold to the end of December 31, 1999. In January 2000, an additional 10,000 Units under this offering were sold for total proceeds of $5,000, and the offering was closed. As at December 31, 2001 all share purchase warrants, which remained unexercised, had expired.

     (i) On January 14, 2000, a Financing and Security Agreement was entered into by and among Stone Canyon Resources Ltd., and the Company (collectively the "Borrowers") and James E. Nielson and Wood River Trust and Caribbean Overseas Investments Ltd. (collectively the "Lenders"), in regard to a loan to Stone

         Canyon Resources Ltd. in the amount of $350,000 for allocation towards development of the 4 bbl per day SynGen demonstration plant. Stone Canyon Resources Ltd. agreed to hold in trust an equal amount of funds receivable by way of a refund from Natural Resources Canada as collateral for a period of ninety days following the initial start up of the SynGen demonstration plant, at which time the Lenders may choose either (i) to convert the loaned amount into 700,000 Units of Synergy, at which time an amount of $350,000 would be due to Synergy from the Stone Canyon Resources Ltd. as consideration for the units; or (ii) a release of the funds held in trust in an amount equal to the principal balance and all accrued interest therein, with any additional trust funds to be released to Stone Canyon Resources Ltd. Each Unit consisted of one share of common stock of Synergy and one warrant to purchase an additional share of common stock for $1.00 per share. During the year 2000, the lenders advised the Company of their election to convert the loaned amounts to Synergy Units. As a result 700,000 shares of common stock were issued during the year ended December 31, 2000, along with warrants to purchase an additional 700,000 shares. As of December 31, 2001 the warrants remained outstanding.

     (j) On May 25, 2000, the Company commenced a private placement of up to $2,250,000 of its convertible promissory notes (the "Notes"). The Notes are convertible into Promissory Note Units of the Company, with each promissory note unit comprised of one share of common stock, a warrant to purchase one share of common stock at $4.00 per share and another warrant to purchase an additional share of common stock at $8.00 per share, at the price of $3.00 per Promissory Note Unit. As of July 26, 2000 the private placement was fully subscribed and closed. The net proceeds were allocated between the beneficial conversion feature (ie. the warrant) and the promissory notes based on their relative fair values. The fair value of the Promissory Note Units was determined using the fair value of the underlying common stock and the warrants on the commitment date. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 169%, risk-free interest rate of 6.38% and estimated life of two years. The beneficial conversion feature was allocated all of the net proceeds resulting in a discount on the Notes of $2,250,000. Since the Notes are convertible upon issuance, the discount was immediately amortized and resulted in amortization expense of $2,250,000. The Company used the services of Belle Haven Investments L.P. as selling agent for the private placement. Belle Haven received a cash commission of five percent (5%) of every Note sold. Belle Haven also received a warrant to purchase up to 52,666 Promissory Note Units at the exercise price of $3.00 per Unit. The Company also issued warrants for 32,000 Promissory Note Units to other individuals for finders' fees in completing this private placement.

     The following table summarizes the warrants issued, exercised and expired during the two year period ended December 31, 2001:

Balance at December 31, 1999                                                              1,863,000
Warrants issued during the period
        At $1.00 per share                                                                  710,000
        At $3.00 per Unit                                                                    84,666
Warrants exercised during the period, $1.00 per share                                     (431,000)
Warrants cancelled during the period, $1.00 per share                                   (1,264,000)
Warrants expired unexercised during the period, $1.00 per share                            (48,000)
                                                                                --------------------
                                                                                --------------------
Warrants to purchase common shares, balance at December 31, 2000                            914,666
Warrants issued during the period
        At $1.30 per share  (Note 9(g))                                                   2,315,382
        At $3.50 per share (Note 9(a))                                                    1,264,000
Warrants expired unexercised during the period, $1.00 per share                           (130,000)
                                                                                --------------------

Warrants to purchase common shares, balance at December 31, 2001                          4,364,048
                                                                                ====================

STOCK OPTIONS

The Company has five stock option plans as follows:

o   1998 Directors and Employees Stock Option Plan (Plan "A");

o   1999 Directors and Employees Stock Option Plan (Plan "B");
o   1999 Directors and Advisory Board Members Stock Option Plan (Plan "C");
o   2000 Employees Stock Option and Stock Award Plan (Plan "D"); and,
o   2001 Employees Stock Option and Stock Award Plan (Plan "E")

The following table will summarize options and awards granted, and options and awards available for grant for the year ended December 31, 2001:

                                                  Plan A        Plan B          Plan C         Plan D        Plan E
                                                   1998          1999            1999           2000          2001
                                               ------------- -------------- -------------- -------------- --------------
Total shares authorized under plan:                 900,000      1,000,000      1,100,000      1,500,000      1,000,000
Options/awards granted:
      Employees                                     250,000        340,000              -        131,573         30,907
      Directors                                     400,000        425,000        400,000         36,315        106,674
      Non-employees, consultants                    250,000        200,000              -      1,316,175        232,563
      Advisory Board members                              -              -        500,000              -              -
                                               ------------- -------------- -------------- -------------- --------------
Total options granted                               900,000        965,000        900,000      1,484,063        370,144
Expired or cancelled (a)                                  -         35,000        200,000         15,937              -
                                               ------------- -------------- -------------- -------------- --------------
Available for grant at December 31, 2001                  -              -              -              -        629,856
                                               ============= ============== ============== ============== ==============


(a)     Employees:


         (i) 35,000 employee stock options granted to various employees, under the 1999 Directors and Employees Option Plan, expired or were cancelled.

         (ii) 200,000 stock options issued to Mr. Gradek were cancelled upon settlement of his legal claim.

         (iii) 15,000 options granted under the 2000 Employees Stock Option and Stock award Plan expired and an additional 937 were cancelled.


(b)     Non-employees and consultants:


         (i) During 2001, 100,000 options were granted to the Company's new legal counsel, Burg Simpson Eldredge Hersh Jardine PC, 50,000 options were granted to a member of the advisory board for consulting services; 407,658 options were granted to Huntingtown Associates LLC (a Connecticut corporation) of which Mr. Baumert is the sole proprietor. Mr. Baumert is a member of the Company's Board of Directors; 235,000 options were granted to a third party investment firm for services to be provided over the next two years. All of these grants were issued outside of all Company stock option plans and have a strike price of $1.00.

         (ii) The options granted to non-employees and advisory board members are accounted for by the fair value method. The aggregate fair value of options granted and shares issued during the year ended December 31, 2001 was $120,000, of which $109,475 was charged to earnings in the current year. The remaining $10,525 was deferred until future periods. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, weighted average expected volatility of 18.16%, weighted average risk-free interest rate of 4.25% and expected life of 2 years.

The following table summarizes the status of the Company's stock options (excluding stock awards) and changes thereto during the year ended December 31, 2001:

                                                                                         WEIGHTED AVERAGE
                                                                 SHARES                   EXERCISE PRICE
                                                        -------------------------     -----------------------

Balance at December 31, 1999                                                   -                           -
    Granted during year                                                3,035,000                        1.10
    Canceled during year                                               (135,000)                        2.03
    Exercised during year                                              (105,000)                        1.00
                                                        -------------------------     -----------------------
Outstanding at end of year, December 31, 2000                          2,795,000         $              1.05
                                                        -------------------------     -----------------------
    Granted during period                                                325,000                        1.31
    Cancelled during period                                            (335,000)                        1.10
    Exercised during period                                              (5,500)                        1.00
                                                        -------------------------     -----------------------
Outstanding at end of year, December 31, 2001                          2,779,500         $              1.08
                                                        =========================     =======================
Options exercisable at end of year                                     2,505,998                        1.06
  Weighted average fair value of options                                                 $              0.63
  Weighted remaining contractual life                                                             5.57 years
  Range of exercise prices                                                               $       1.00 - 1.56




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

                                                FOR THE FISCAL YEARS ENDED      CUMULATIVE FROM (DATE OF
                                                       DECEMBER 31,                   INCEPTION) THROUGH
                                                    2001            2000               DECEMBER 31, 2001
                                              -----------------------------------------------------------
NET LOSS:
AS REPORTED                                   $   38,412,491    $ 6,072,071          $      47,442,947
PRO FORMA                                     $   38,616,741    $ 6,650,691          $      48,225,817
BASIC AND DILUTED LOSS PER SHARE:
AS REPORTED                                   $        1.19     $      1.31          $            2.83
PRO FORMA                                     $        1.19     $      1.34          $            2.88
                                              ===========================================================


NOTE 10 - COMMITMENTS AND CONTINGENCIES


(a) Operating Lease - Effective September 1, 2000, the Company entered into a five-year non-cancelable lease which provided for monthly lease payments, including operating costs, of $19,171. A portion of the lease payments are invoiced monthly to Carbon Limited, a 50% owned subsidiary of the Company, for use of laboratory and office space. Minimum future rental payments under this lease with remaining terms in excess of one year are as follows:

2002     230,052
2003     230,052
2004     230,052
2005     153,368

There are no outstanding legal matters as of the date of filing of this document. Refer to Note 11.

NOTE 11 - OTHER EVENTS

Mr. Barry Coffey

Effective January 1, 2002, the Board of Directors approved the appointment of Mr. Barry Coffey to the position of Chief Executive Officer. Mr. Coffey replaces acting CEO Thomas T. Cooley who has now returned to his primary focus as Chief Technology Officer.

Mr. John Gradek

On January 2, 2002 an agreement was made between the Company and Mr. Gradek in relation to the claim filed with the American Arbitration Association. As a result, Mr. Gradek will receive cash consideration in the amount of $100,000 payable in two installments of $50,000 each payable on February 14, 2002 and May 1, 2002 as well as 150,000 shares of common stock of Synergy issued in increments of 15,000 shares each on the first of each month effective February 1, 2002 until November, 2002. A value of $208,000 has been recorded under Accounts Payable on the Consolidated Balance Sheet representing the fair value of the stock at December 31, 2001 of $0.72 per share for $108,000 plus cash consideration of $100,000.


Knights and Duncans

On January 11, 2002 an agreement between the Company and Richard and Anita Knight and Tedd and Mary Duncan was settled. The Company agreed to issue a total of 395,865 shares of Synergy common stock. Of the total shares issuable, 53,650 shares will be issued from treasury and the remaining shares will be contributed from founding shareholders based on the original agreement with founding shareholders. In addition to this, a cash payment of $11,451 was made for legal fees.

Carbon Resources Ltd.

On December 20, 2001, Synergy entered into an agreement with Texas T Petroleum Ltd., Capital Reserve Corporation, Pierre Jorgensen and Carbon Resources Limited to purchase the remaining 50% of Carbon Resources Limited from Texas T Petroleum Ltd. The agreement was subject to various regulatory approvals that were received in the early part of 2002. As of December 31, 2001 the Company's investment remained recorded under the currently applied Equity Accounting Method. The details of the agreement are as follows:

         1) Texas T will transfer to Synergy all of its right, title and interest in and to the Carbon stock.

         2) Synergy will issue to Texas T 400,000 shares common stock of Synergy.

         3) Synergy will also issue in the name of Texas T 1,900,000 common shares of Synergy and deliver the stock to an escrow agent to be held pursuant to an escrow agreement.

This transaction was finalized on March 4, 2002.

Dr. Pierre Jorgensen


On March 4, 2002, Synergy entered into a new agreement with Pierre Jorgensen upon the successful closing of the purchase and sale of Carbon Resources Limited with Texas T Petroleum Ltd. This agreement replaces the Amended and Restated Technology Transfer Agreement dated September 25, 2000. The following is a list of items related to this agreement:

         1) Synergy will issue to Mr. Jorgensen 500,000 shares of Synergy common stock to replace the 500,000 shares of Capital Reserve shares that were returned to Texas T Petroleum Ltd.

         2) Synergy will issue 1,491,334 shares of Synergy common stock to Mr. Jorgensen with a value of $0.60 per share in order to fulfill the payment obligation to the amount of $1,000,000, resulting from the Amended and Restated Technology Transfer agreement dated September 25, 2000 of which $500,000 is recorded in the financial statements as of December 31, 2001 and the additional $500,000 is based on the revised agreement dated March 4, 2002 whereby Synergy assumes the obligations of Texas T Petroleum Ltd. This amount of shares has been reduced based on the amount of cash and shares remaining in Mr. Jorgensen's account from his initial 200,000 shares issued to him in September 2000.

         3) An additional $100,000 will be paid to Mr. Jorgensen as recognition of late payment of his original $1,000,000 agreement.


Special Meeting

                  On February 18, 2002, Synergy held a special meeting of shareholders to consider and act upon (i) an amendment to Synergy's Articles of Incorporation to increase the number of shares it is authorized to issue from 50,000,000 shares of common stock to 100,000,000 shares of common stock and (ii) adopt a stock option plan titled the 2002 Stock Option Plan. The meeting was held at Synergy's offices in Calgary, Alberta. There were 27,580,445 shares represented at the meeting either by shareholders attending in person or by proxy. The votes for each of the matters at this meeting were as follows:


                    Item                                      Votes For         Votes Against    Votes Withheld
         1.  Amendment of Articles of Incorporation           26,970,478             285,180            324,787
         2.  Adoption of 2002 Stock Option Plan               21,021,366             391,895          6,167,184

                                             INDEX OF EXHIBITS FILED HEREWITH
                                           REGULATION S-B NUMBEREXHIBITREFERENCE

Exhibit No.       Description                                                          Location Reference
-----------       -----------                                                          ------------------

3(i)              Articles of Incorporation                                                   2

3(i)(a)           Amendment to Articles of Incorporation                                      5

3(ii)             By-Laws                                                                     2

4                 Specimen Stock Certificate                                                  2

4.1               2002 Stock Option Plan.                                                     5

10.1              Assignment of Technology Agreement by and between                           1
                  Laxarco Holding Limited and Carbon Resources Limited
                  dated May 1, 1998

10.2              Share Exchange Agreement by and among Laxarco Holding
                  Limited, Carbon Resources Limited, the Registrant and
                  Stone Canyon Resources Ltd. dated May 5, 1998                               1

10.3              Amended and Restated Escrow Agreement by and between the
                  Registrant and Laxarco Holding Limited dated June 25, 1999                  1

10.4              Option Letter Agreement by and between Laxarco Holding Ltd.,
                  Texas T. Petroleum Inc. and the Registrant dated June 25, 1999              2

10.5              Amendment No. 1 to the Assignment of Technology Agreement
                  by and   between Laxarco Holding Limited and Carbon Resources
                  Limited dated June 25, 1999                                                 1

10.6              Amendment No. 1 to the Share Exchange Agreement by and
                  among Laxarco Holding Limited, Carbon Resources Limited,
                  the Registrant and Stone Canyon Resources Ltd. dated
                  June 25, 1999                                                               1

10.7              Amendment No. 2 to the Share Exchange Agreement by and
                  among Laxarco Holding Limited, Carbon Resources Limited,
                  Synergy and Stone Canyon Resources Ltd. dated June 25, 1999                 3

10.8              Amendment No. 3 to the Share Exchange Agreement by and
                  among Laxarco Holding Limited, Carbon Resources Limited,
                  the Registrant and Stone Canyon Resources Ltd. dated October
                  31, 2000                                                                    3



10.9              Share Exchange Agreement by and among Laxarco Holding
                  Limited, Carbon Resources Limited and the Registrant dated
                  June 25, 1999                                                               1

10.10             Share Exchange Agreement by and between Texas T Petroleum
                  Inc. and the Registrant dated June 25, 1999                                 1

10.11             Amended and Restated Assignment of Technology Transfer
                  Agreement by and between Pierre Jorgensen, Synergy, Lanisco
                  Holdings Limited, a subsidiary of the Registrant, and Capital
                  Reserve Corporation, dated September 25, 2000                               2

10.12             Agreement by and between Pierre Jorgensen, Synergy, Lanisco
                  Holdings Limited, a subsidiary of the Registrant, and Capital
                  Reserve Corporation, dated September 25, 2000 relating to the
                  acquisition of shares of Carbon Resources Limited by Synergy                5

10.13             Employment Agreement between Synergy and Barry Coffey
                  dated as of January 1, 2002 and as amended on March __, 2002.               5

10.14             Lease between Synergy and T.W. Manufacturing dated
                  January 1, 2002.                                                            5

16                Letter on change in certifying accountant                                   4

21                List of Subsidiaries of the Registrant                                      3.


Legend

1. Incorporated by reference to such exhibit filed with Synergy's Registration Statement on Form 10-SB filed with the Commission on July 15, 1999.

2. Incorporated by reference to such exhibit filed with Synergy's Registration Statement on Form SB-2 filed with the Commission on October 13, 2000.

3. Incorporated by reference to such exhibit filed with Synergy's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed with the Commission April 1, 2001.

4. Incorporated by reference to such exhibit filed with Synergy's Current Report on Form 8-K/A Filed on December 11, 2000.

5.       Filed as an Exhibit to the current filing.