Form 10QSB
period 2002-03-31
SYNERGY TECHNOLOGIES CORP
filed 2002-05-15
CIK 1080634

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: MARCH 31, 2002

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

                 1689 Hawthorne Drive, Conroe, Texas 77301-3284
                                 (936) 788-8220
                           (Issuer's telephone number)

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

39,799,262 shares of Common Stock, $0.002 par value, as of May 10, 2002.

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








                                 MARCH 31, 2002

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (PREPARED BY MANAGEMENT) FOR THE
                     THREE MONTH PERIOD ENDED MARCH 31, 2002


TABLE OF CONTENTS
                                                                            PAGE
Financial Statements:

     Unaudited Consolidated Balance Sheets - As at Mach 31, 2002 and          4
     year ended December 31, 2001

     Unaudited Consolidated Statements of Operations for the three            5
     months ended March 31, 2002 and 2001, and for the period from February 10, 1997 (Date of Inception) to March 31, 2002

     Unaudited Consolidated Statement of Cash Flows for the three months      6
     ended March 31, 2002 and 2001, and for the period from February 10, 1997 (Date of Inception) to March 31, 2002

     Unaudited Consolidated Statement of Changes in Stockholders' Equity      7
     for the three months ended March 31, 2002 and the years ended
     December 31, 2001 and 2000

Notes to Unaudited Consolidated Financial Statements                          8

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                  AS AT               AS AT
                                                             MARCH 31, 2002     DECEMBER 31, 2001
                                                               (UNAUDITED)
                                                              ------------         ------------
CURRENT ASSETS
       Cash                                                   $      9,514         $     38,746
       Receivables (Note 5)                                         82,750               38,560
       Receivables - related parties                                    --                   --
       Prepaid expenses                                             71,583               39,727
                                                              ------------         ------------
       TOTAL CURRENT ASSETS                                        163,847              117,033

INVESTMENTS (Note 3)
       SynGen Technologies                                       3,500,000            3,500,000
       CPJ Technologies                                          5,064,099            1,432,500
       Investment in Private US corporation                             --            1,000,000
                                                              ------------         ------------
                                                                 8,564,099            5,932,500
       Investment in joint venture (Note 3(c))                      81,736               80,768
                                                              ------------         ------------

       TOTAL INVESTMENTS                                         8,645,835            6,013,268

 Office equipment and computers, net of accumulated
   depreciation $53,492                                             63,794               59,780
                                                              ------------         ------------
TOTAL ASSETS                                                  $  8,873,476         $  6,190,081
                                                              ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                       $    708,724         $  1,018,649
       Accrued expenses                                            234,628               74,744
       Notes payable (Note 6)                                    2,250,000            2,250,000
       Accrued interest on notes (Note 6)                          391,566              368,182
                                                              ------------         ------------
       TOTAL CURRENT LIABILITIES                                 3,584,918            3,711,575

LONG TERM LIABILITIES (Note 7)
       Notes payable                                                    --              135,223
       Notes payable - related parties                                  --                   --
       Accrued interest on notes                                        --                   --
       Investment in joint venture (Note 3(b))                          --               97,490
                                                              ------------         ------------
       TOTAL LIABILITIES                                         3,584,918            3,944,288

STOCKHOLDERS' EQUITY
       Common stock, $0.002 par value, 100,000,000 shares
       authorized, 39,799,262 Shares issued and outstanding         80,579               69,333
       Additional paid in capital                               53,638,277           49,633,286
       Deferred compensation                                            --              (13,879)
       Deficit accumulated during development stage            (48,430,298)         (47,442,947)
                                                              ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                       5,288,558            2,245,793

                                                              ============         ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  8,873,476         $  6,190,081
                                                              ============         ============

The accompanying notes are an integral part of these financial statements.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        CUMULATIVE PERIOD
                                                                       FOR THE THREE MONTHS ENDED    FROM FEBRUARY 10, 1997
                                                                                MARCH 31               (DATE OF INCEPTION)
                                                                          2002         2001             TO MARCH 31, 2002
                                                                       (UNAUDITED)  (UNAUDITED)            (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
       Interest income                                                        56            563                      35,864
       Consulting income                                                       -              -                       8,927
----------------------------------------------------------------------------------------------------------------------------
                                                                              56            563                      44,791
EXPENSES

       General and administrative                                        822,195        395,583                   6,654,216
       Stock option compensation                                          13,879         21,607                     997,830
       Compensation related to warrants                                        -              -                     343,744
       Technology development                                             83,889        230,993                   3,046,546
       Dry well expenses                                                       -              -                     722,210
----------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                           919,963        648,183                  11,764,546
----------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                   (919,907)      (647,620)                (11,719,755)

OTHER EXPENSES
       Amortization of debt discount and offering costs                        -              -                 (2,250,000)
       Accrued interest on notes payable                                (55,480)       (67,699)                   (423,662)
       Share of expenses incurred by joint venture                      (11,964)       (37,315)                   (310,845)
       Write-down of technology                                                -              -                (34,528,244)
       Gain on disposition                                                     -         24,380                     802,208
----------------------------------------------------------------------------------------------------------------------------
                                                                        (67,444)       (80,634)                (36,710,543)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE TAXES                                                  (987,351)      (728,254)                (48,430,298)
----------------------------------------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAX                                                       -              -                           -
----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                              $(987,351)     $(728,254)               $(48,430,298)
============================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE
                                                                       $  (0.03)     $   (0.02)               $      (2.74)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN CALCULATION          36,019,141     30,179,736                  17,675,237
============================================================================================================================

The accompanying notes are an integral part of these financial statements.

                SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 FOR THE THREE MONTH PERIODS ENDED       CUMULATIVE PERIOD
                                                                                                               FROM
                                                                                                         FEBRUARY 10, 1997
                                                                                                             (DATE OF
                                                                                                            INCEPTION)
                                                                MARCH 31, 2002       MARCH 31, 2001      TO MARCH 31, 2002
                                                                (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
                                                           -----------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES
  Net loss                                                           $(987,351)            $(728,254)         $(48,430,298)
  Adjustments to reconcile net loss to net cash from
   operations
    Dry well expense                                                          -                     -               722,210
    Depreciation, amortization and write-downs                           23,885                31,660            37,842,379
    Accrued interest on notes payable                                    23,383                67,699               391,565
    Issuance of shares for services                                     378,077                     -             1,685,035
    Issuance of warrants for services                                         -                     -               343,744
    Settlement of debt and acquisition of CPJ                           357,529                     -               357,529
    Re-issue of founders shares                                          38,500                     -               145,000
    Investment in joint ventures                                          2,174                     -                18,893
    Exchange rate loss                                                    5,482                12,442                67,812
    Loss on disposition of assets                                             -                     -             (684,239)
  Changes in assets and liabilities
    Accounts receivable                                                (44,189)                25,642              (82,750)
    Prepaid expenses and deposits                                      (31,856)                27,335              (71,599)
    Accounts receivable - related parties                                     -              (53,199)                     -
    Accounts payable                                                  (309,925)                42,304             1,026,706
    Accounts payable - related parties                                        -                     -               153,088
    Accrued expenses                                                    159,885                 5,501               234,627
                                                           -----------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                              (384,406)             (568,850)           (6,280,298)

CASH FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                              (14,021)               (1,636)             (133,427)
    Other                                                                     -                     -             (788,188)
                                                           -----------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                               (14,021)               (1,636)             (921,615)

CASH FROM FINANCING ACTIVITIES
    Proceeds from notes payable - related parties                             -               276,983               531,933
    Proceeds from (payments to) notes payable                         (135,223)                     -               688,296
    Net proceeds from convertible debt                                        -                     -             2,137,500
    Sales of common stock                                               509,900               230,500             3,519,010
    Other                                                                     -                     -               402,500
                                                           -----------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                374,677               507,483             7,279,239
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (5,482)              (12,442)              (67,812)
NET CHANGE IN CASH                                                     (29,232)              (75,445)                 9,514
CASH AT BEGINNING OF PERIOD                                              38,746                76,059                     -
                                                           -----------------------------------------------------------------

CASH AT END OF PERIOD                                                 $   9,514            $      614            $    9,514
                                                           =================================================================

The accompanying notes are an integral part of these financial statements.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       ---------------------------------------------------------------------------------------------
                                                                                                                          TOTAL
                                                                   ADDITIONAL PAID    ACCUMULATED      UNEARNED      STOCK-HOLDERS'
                                          SHARES          AMOUNT      IN CAPITAL        DEFICIT      COMPENSATION   EQUITY (DEFICIT)
                                       ---------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999            $11,989,327       $23,980     $ 1,484,455    $(2,958,385)                      $(1,449,950)

Cancellation of founders shares            (496,736)            -               -               -              -                  -
Issuance of shares for cash                  710,000        1,420         353,580               -              -            355,000
Issuance of shares for royalty               500,000        1,000       1,061,500               -              -          1,062,500
Issuance of stock options                          -            -         981,330               -              -            981,330
Issuance of warrants for services                  -            -         343,744               -              -            343,744
September 29, 2000
Issuance of convertible debt                       -            -       2,137,500               -              -          2,137,500
Issuance of shares from escrow            14,943,510       29,887      37,998,357               -              -         38,028,244
Warrants for stock, January through          431,000          862         430,138               -              -            431,000
December 2000
Issuance of shares for services
February 16, 2000 at average prices        1,359,063        2,718         890,919               -              -            893,637
Options exercised                            105,000          210         104,790               -              -            105,000
Unearned compensation                              -            -               -               -       (89,770)           (89,770)
Net loss for the period                            -            -               -     (6,072,071)              -        (6,072,071)
                                       ---------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000             $29,541,164      $60,077     $45,786,313    $(9,030,456)     $ (89,770)       $ 36,726,164
                                       =============================================================================================

Warrants for stock -- debenture            1,000,000        2,000         998,000               -              -          1,000,000
Warrants for stock - cash                    264,000          528         263,472               -              -            264,000
Options exercised -- cash                      5,500           11           5,489               -              -              5,500
Re-issue of founders shares                  157,143          300         106,200               -              -            106,500
Issuance of stock options                          -            -         120,000               -              -            120,000
Shares for services                          893,154        1,786         858,443               -              -            860,229
Issuance of shares for cash                2,315,382        4,631       1,495,369               -              -          1,500,000
Unearned compensation                              -            -               -               -         75,891             75,891
Net loss for the period                            -            -               -    (38,412,491)              -       (38,412,491)
                                       ---------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001             $34,176,343     $ 69,333     $49,633,286   $(47,442,947)     $ (13,879)         $2,245,793
                                       ---------------------------------------------------------------------------------------------

Issuance of shares for cash                  679,867        1,360         508,540               -              -            509,900
Shares for services                          184,002          368         110,633               -              -            111,001
Shares for debt                              417,716          835         266,240               -              -            267,076
Shares for Technology acquisition          4,291,334        8,583       3,081,177               -              -          3,089,760
Re-issue of founders shares                   50,000          100          38,400               -              -             38,500
Unearned compensation                              -            -               -               -         13,879             13,879
Net loss for the period                            -            -               -       (987,351)              -          (987,351)
                                       ---------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2002                $39,799,262     $ 80,579     $53,638,277   $(48,430,298)          $   -         $5,288,558
                                       =============================================================================================

The accompanying notes are an integral part of these financial statements.

                SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All dollar amounts used herein refer to U.S. dollars unless otherwise indicated.

These statements are prepared using Generally Accepted Accounting Principals as well as the terms outlined or explained in the year end 10-KSB filing.

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

NOTE 2 - UNCERTAINTY ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company is in the development stage and has not realized any revenues, has incurred losses and had negative cash flows from operations in 2002 and each year since its inception. The Company's efforts have been focused on the development of its technologies and raising capital necessary to finance its development and administrative activities. To date, a substantial portion of its activities have been paid for by the issuance of common shares, options and warrants.

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

Uncertainty Regarding Future Operations

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

NOTE 3 - INVESTMENTS, ACQUISITIONS AND TECHNOLOGY DEVELOPMENT

Investments reported on the Consolidated Balance Sheet of the Company include the following:

                                                                  MARCH 31,    DECEMBER 31,
                                                                    2002           2001
                                                                -----------    -----------
Investment in SynGen Technology (See Note 3(a) below)           $ 3,500,000    $ 3,500,000
Investment in CPJ Technology (See Note 3(b) below)                5,064,099      1,432,500
Investment in private U.S. corporation (See Note 3(b) below)              -      1,000,000
                                                                -----------    -----------
                                                                $ 8,564,099    $ 5,932,500
                                                                ===========    ===========

(a) SynGen: There were no changes during the current quarter.

(b) During the quarter ended March 31, 2002, Synergy entered into an agreement with Texas T Petroleum Ltd. (Texas T), Capital Reserve Corporation, Carbon Resources Limited (Carbon) and Pierre Jorgensen to purchase the remaining 50% of Carbon from Texas T. The details of this agreement are as follows:

    1) Texas T transferred to Synergy all of its right, title and interest in and to the Carbon stock.

    2)   Synergy issued to Texas T 400,000 shares common stock of Synergy.

    3) Synergy also issued in the name of Texas T 1,900,000 common shares of Synergy and delivered the stock to an escrow agent to be held pursuant to an escrow agreement.

Under the terms of an agreement entered into September 2000 to renegotiate the terms of the royalty agreement, the Corporation and Texas T had each issued shares to Mr. Jorgenson together with a commitment to make up the difference between the proceeds received on the sale of shares and $1 million. As at December 31, 2001 the Corporation had accrued $370,000 for its share of the shortfall between the value of the shares and $500,000. In connection with the acquisition of the additional shares of Carbon, the Corporation assumed the remaining 50% of this obligation to Mr. Jorgenson, agreed to an increase in the minimum value to $1,100,000, and issued an additional 1,491,334 shares to Mr. Jorgenson for settlement of this obligation. Shares issued to Mr. Jorgenson in excess of those required to achieve the committed resale proceeds of $1,100,000 will be returned to the Corporation. A value of $1,073,760 was attributed to this transaction based on the five-day average share price of $0.72 per share. An additional 500,000 shares were issued in order to replace the 500,000 Capital Reserve Corporation shares that were returned to Texas T pursuant to the purchase agreement. A value of $360,000 was attributed to this transaction based on a five-day average share price of $0.72 per share.

This transaction closed on March 5, 2002. Up to that date the investment in Carbon was recorded using the equity method. From the closing date forward Carbon has been recorded using the consolidation method. The investment in private US corporation at December 31, 2001 was eliminated upon the closing of this agreement.

    (c)  Investment in Drake Synergy Petroleum as at March 31, 2002:

         ---------------------------------------------------------------------
         o    Shares of Drake Synergy Petroleum Ltd.
              o    2,500,000 shares valued at Naira 1.00 per share
                                                                    $  22,104
         o    Advances to Drake Synergy Petroleum                     121,813
         o    50% of net liabilities of Drake Synergy Petroleum       (62,181)
                                                                    ---------
                                                                    $  81,736
         ---------------------------------------------------------------------

NOTE 4 - RELATED PARTY TRANSACTIONS

    (a) At March 31, 2002 an amount of $28,750 relating to services provided by Glidarc Technologies remained due and payable.

    (b) At March 31, 2002 an amount of $25,631 remained due and payable to Huntingtown Associates.

    (c) During the quarter ended March 31, 2002, various officers and directors subscribed to a private placement offering as described in Note 9(a) in the amount of $150,000 for 200,000 units.

NOTE 5 - RECEIVABLES

         Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company in Canadian Dollars upon filing of a GST return. Total receivables include a GST refund due to the Company of $8,855, as well as certain other receivables totaling $73,895 of which $50,000 is due from Mr. Barry Coffey, as he agreed to receive one half salary until August 2002, in exchange for an investment in a private placement offering of the Company.

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

    (b) Convertible promissory note's interest in the amount of $391,566 has been accrued to March 31, 2002 and is included on the Consolidated Balance Sheet as Accrued interest on notes.

NOTE 7 - LONG TERM LIABILITIES

    (a) During the quarter ended March 31, 2002, Synergy issued 251,495 shares to Stone Canyon Resources Limited in settlement of outstanding advances at December 31, 2001 of $135,223. The value associated with this transaction equates to $164,019. The remaining balance receivable of $28,796 was written off, for accounting purposes only, based on the probability of recovering the amount.

NOTE 8 - COMMON STOCK

    (a) Cash proceeds of $509,900 were received for the purchase of 679,867 units at $ 0.75 per unit pursuant to an offering commenced during the quarter. Each unit consists of a share of common stock and one-half warrant to purchase an additional share for $2.50, exercisable at any time three years from the time of subscription.

    (b) 184,002 shares were issued to certain firms for services provided to the corporation. The shares are recorded in the Consolidated Statement of Operations under General and Administrative category at the five-day average trading value of the stock on the date of execution of the agreements. A value of $111,001 is recorded in the statements relating to these transactions.

    (c) 251,495 shares were issued to Stone Canyon Resources Limited for settlement of advances made during 2001. An additional 166,221 shares were issued for settlement of payments made related to the operations of the GTL Bantry facility during 2001. The aggregate amount of $267,076 was offset from the balance owing of $135,223 and the remaining amount was written off as expense, for accounting purposes only, due to the probability of recovering the receivable.

    (d) 50,000 shares were re-issued related to the cancellation of founder's shares in September, 2000. These shares were valued at the average trading value of the stock from the date of issuance. A value of $38,500 is recorded in the Statement of Operations related to this transaction at $0.77 per share.

    (e) On March 5, 2002, Synergy completed the transaction with Texas T, Carbon, Capital Reserve Corporation and Pierre Jorgensen for the purchase of the additional 50% of Carbon from Texas T. The agreement required the issuance of 400,000 shares of Synergy directly to Texas T and an additional 1,900,000 shares held in trust in the name of Texas T pursuant to an escrow agreement. A value of $1,656,000 was attributed to the transaction based on a five-day average share price of $0.72 per share.

    (f) Pursuant to the agreement mentioned in 8(e) above, an additional 1,491,334 shares were issued to Pierre Jorgensen in consideration of the original agreement dated September 25, 2000. The issuance of these shares calls for a cash payment of $1,000,000 to be paid to Mr. Jorgensen as per the original agreement plus an additional $100,000 as recognition of the late payment of the above mentioned amount. Should the number of shares to be sold in order to pay Mr. Jorgensen the $1,100,000 be superior to the number of shares of Synergy issued to Pierre, the remaining shares will be returned to Synergy. A value of $1,073,760 was attributed to this transaction based on a five-day average share price of $0.72 per share. An additional 500,000 shares were issued in order to replace the 500,000 Capital Reserve Corporation shares that were returned to Texas T pursuant to the purchase agreement. A value of $360,000 was attributed to this transaction based on a five-day average share price of $0.72 per share.

    (g) During the quarter, 250,000 warrants were issued to a certain investment firm for financial advisory services. These warrants have an exercise price of $1.00 and are exercisable for two years from the original agreement date of April 16, 2001.

The following table summarizes the warrants issued, exercised and expired during quarter ended March 31, 2002 and the fiscal year ended December 31, 2001 and those warrants which remain outstanding as at March 31, 2002:

Balance at December 31, 2000                                           914,666
Warrants issued during the period
     At $1.30 per share                                              2,315,382
     At $3.00 per Unit                                               1,264,000
     At $3.50 per share (Note 7(a))                                          -
Warrants expired unexercised during the period, $1.00 per share      (130,000)
                                                                     ---------

Warrants to purchase common shares, balance at December 31, 2001 4,364,048 Warrant issued during the period
      At $1.00 per share (Note 8(g))                                   250,000
                                                                     ---------
Balance at March 31, 2002                                            4,614,048
                                                                     =========

STOCK OPTIONS

The Company has six stock option plans outstanding. The 2002 Stock Option Plan was approved at the special meeting on February 18, 2002 authorizing a maximum of 10,000,000 options.

During the quarter, the Company hired Mr. Barry Coffey as CEO. Mr. Coffey was granted 4,500,000 options at an exercise price of $0.72 per share (i). There were no other changes to stock options during the quarter.

    (i) Options granted to employees and directors for their services as directors and employees are accounted for using the intrinsic value method. There was no value attributed to options granted during the quarter.

The following table summarizes the status of the Company's stock options as at March 31, 2002:

                                                                    WEIGHTED AVERAGE
                                                       SHARES        EXERCISE PRICE
                                                  ------------------------------------
Outstanding at end of year, December 31, 2000         2,795,000           $  1.05
  Granted during period                                 325,000              1.31
  Cancelled during period                             (335,000)              1.10
  Exercised during period                               (5,500)              1.00
                                                  ------------------------------------

Outstanding at end of year, December 31, 2001         2,789,500           $  1.08
Granted during period                                 4,500,000              0.72
Cancelled during period                                       -                 -
Exercised during period                                       -                 -
                                                  ------------------------------------

Outstanding at end of quarter, March 31, 2002         7,279,500           $  0.86
                                                  ====================================

NOTE 9 - OTHER EVENTS

Subsequent to March 31, 2002 the Company received cash proceeds of $156,881 for the purchase of 209,175 units at $0.75 per unit pursuant to an offering commenced in the first quarter of 2002. Each unit consists of one common stock an one-half warrant to purchase an additional share at $2.50, exercisable at any time three years from the date of subscription.

On May 2, 2002, 200,000 options were granted to Mr. Graham H. Batcheler under the 2002 Stock Option Plan upon his acceptance of a position on the Company's Board of Directors.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a) Operating Lease - Effective September 1, 2000 the Company entered into a five-year non-cancelable lease which provided for monthly lease payments, including operating costs, of $19,171. A portion of the lease payments are invoiced monthly to Carbon Limited, a 50% owned subsidiary of the Company, for use of laboratory and office space. Minimum future rental payments under this lease with remaining terms in excess of one year are as follows:

2002     172,536
2003     230,052
2004     230,052
2005     153,368

PLAN OF OPERATION

The following is a discussion of our financial condition, our plan of operation and liquidity. This discussion should be read together with our financial statements and notes included in this report, as well as those included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends the disclosure in these sections and throughout the Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the Company's use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties, and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

During the first quarter of 2002, Synergy Technologies signed a memorandum of understanding (MOU) for a joint venture with H Power Corp., a leading manufacturer of fuel cell products. This MOU covers the companies' joint development of fuel cell systems utilizing H Power's proton exchange membrane
(PEM) fuel cell technology and Synergy's patented SynGen cold plasma reforming process for producing hydrogen from heavy fossil fuels.

Whereas currently marketed reforming systems are capable of deriving a suitably clean hydrogen exclusively from lighter fossil fuels such as natural gas and propane, SynGen cleanly and economically reforms hydrogen from heavier fossil fuels such as gasoline, high sulfur diesel and marine fuel oils. Synergy anticipates that this advantage will permit the companies to produce a fuel processing system which, potentially, will command a significant share of the fuel cell market.

Synergy also continued protecting its intellectual properties and increasing their strength for all the company's technologies. In addition, together with our joint venture partner in Nigeria, important steps have been taken towards the signing of a gas supply contract in that country. This is a necessary first step in the development of a Gas-to-Liquids (GTL) plant that is expected to have major revenue potential for Synergy.

Synergy is discussing the construction of commercial size demonstration plants at several potential sites in USA, Canada, the Caribbean and Central America.

During the months of June and July 2002, the holders of promissory notes in the principal amounts of $2,250,000 bearing interest at the rate of 10% per annum (aggregating $391,566 at March 31, 2002) are entitled to seek repayment of the entire amount due thereunder. Given our cash position as of March 31, 2002, should the holders of any these promissory notes demand repayment, it is possible that we would not be able to make payment would be in default thereunder. We are seeking to negotiate the conversion of all outstanding amounts due under these notes into our securities. If holders do not accept the terms of the conversion we offer and demand payment on the notes and we default thereon, said holders would have the right to sue us for the entire amount due, plus attorneys' fees. If a judgment is awarded to such persons, and we were unable to pay same, they may have a claim against our assets. This would have a material adverse affect on our business.

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