Form 10QSB
period 2002-06-30
SYNERGY TECHNOLOGIES CORP
filed 2002-08-09
CIK 1080634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: JUNE 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________
                         Commission file number 0-26721

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

                                 Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

45,028,212 shares of Common Stock, $0.002 par value, as of July 31, 2002.

Transitional Small Business Disclosure Format
(check one): Yes__ No _X_

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES



                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             PREPARED BY MANAGEMENT



                                  JUNE 30, 2002

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (PREPARED BY MANAGEMENT) FOR THE
                      SIX MONTH PERIOD ENDED JUNE 30, 2002


TABLE OF CONTENTS
                                                                                                PAGE
Financial Statements:

                   Consolidated Balance Sheet - As at June 30, 2002 and year ended               4
                   December 31, 2001

                   Consolidated Statement of Operations for the three and six months             5
                   ended June 30, 2002 and 2001, and for the period from February
                   10, 1997 (Date of Inception) to June 30, 2002)

                   Consolidated Statement of Cash Flows for the three and six months             6
                   six months ended June 30, 2002 and 2001, and for the period from
                   February 10, 1997 (Date of Inception) to June 30, 2002

                   Consolidated Statement of Changes in Stockholders' Equity for the             7
                   six months ended June 30, 2002 and the years ended December 31,
                   2001 and 2000

Notes to Consolidated Financial Statements                                                       8


                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                 AS AT                       AS AT
                                                                             JUNE 30, 2002             DECEMBER 31, 2001
                                                                              (UNAUDITED)
                                                                    --------------------------- ----------------------------
CURRENT ASSETS
       Cash                                                         $                    5,384  $                    38,746
       Receivables (Note 5)                                                             24,543                       38,560
       Prepaid expenses                                                                 78,357                       39,727
                                                                    --------------------------- ----------------------------
       TOTAL CURRENT ASSETS                                                            108,284                      117,033

INVESTMENTS (Note 3)
       SynGen Technologies                                                           3,500,000                    3,500,000
       CPJ Technologies                                                              5,064,099                    1,432,500
       Investment in Private US corporation                                                  -                    1,000,000
                                                                    --------------------------- ----------------------------
                                                                                     8,564,099                    5,932,500
       Investment in joint venture (Note 3(c))                                          59,720                       80,768
                                                                    --------------------------- ----------------------------

       TOTAL INVESTMENTS                                                             8,623,819                    6,013,268

 Office equipment and computers, net of accumulated
 depreciation of $64,836                                                                59,199                       59,780
                                                                    --------------------------- ----------------------------
TOTAL ASSETS                                                        $                8,791,302  $                 6,190,081
                                                                    =========================== ============================


CURRENT LIABILITIES
       Accounts payable                                             $                  791,360  $                 1,018,649
       Accrued expenses (Note 6(a))                                                    454,243                       74,744
       Notes payable (Note 6(b))                                                       290,000                    2,250,000
       Accrued interest on notes (Note 6(c))                                           250,425                      368,182
                                                                    --------------------------- ----------------------------
       TOTAL CURRENT LIABILITIES                                                     1,786,028                    3,711,575

LONG TERM LIABILITIES
       Notes payable (Note 7)                                                        1,005,000                      135,223
       Investment in joint venture                                                           -                       97,490
                                                                    --------------------------- ----------------------------
                                                                    --------------------------- ----------------------------
       TOTAL LIABILITIES                                                             2,791,028                    3,944,288

STOCKHOLDERS' EQUITY
       Common stock, $0.002 par value, 100,000,000 shares
       authorized, 43,781,328 shares issued and outstanding                             88,543                       69,333
       Additional paid in capital                                                   56,839,509                   49,633,286
       Deferred compensation                                                                 -                     (13,879)
       Deficit accumulated during development stage                               (50,927,778)                 (47,442,947)
                                                                    --------------------------- ----------------------------
                                                                    --------------------------- ----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                           6,000,274                    2,245,793

                                                                    =========================== ============================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $                8,791,302  $                 6,190,081
                                                                    =========================== ============================




The accompanying notes are an integral part of these financial statements.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                    CUMULATIVE
                                                                                                                    PERIOD FROM
                                                                                                                    FEBRUARY 10,
                                                      FOR THE THREE MONTHS              FOR THE SIX MONTHS          1997 (DATE OF
                                                         ENDED JUNE 30,                    ENDED JUNE 30,           INCEPTION) TO
                                                    2002             2001             2002               2001       JUNE 30, 2002
                                                 (UNAUDITED)      (UNAUDITED)      (UNAUDITED)        (UNAUDITED)   (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

REVENUE
     Interest Income                                       7            491                 63           1,053              35,872
     Consulting Income                                     -              -                  -               -               8,927
-----------------------------------------------------------------------------------------------------------------------------------
                                                           7            491                 63           1,053              44,799
EXPENSES

     General and administrative                      886,216        608,940          1,708,410       1,004,522           7,540,432
     Stock option compensation                             -         21,603             13,879          43,210             997,830
     Compensation related to warrants                      -              -                  -               -             343,744
     Technology development                          209,299        176,579            293,189         407,572           3,255,845
     Other technology costs (Note 6(a))              415,200              -            415,200               -             415,200
     Dry well expenses                                     -              -                  -               -             722,210
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                     1,510,715        807,122          2,430,678       1,455,304          13,275,261
-----------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                             (1,510,708)      (806,631)        (2,430,615)     (1,454,251)        (13,230,462)

OTHER EXPENSES
    Amortization of debt discount and offering
       costs                                               -              -                  -               -         (2,250,000)
    Conversion inducement                          (888,548)              -          (888,548)               -           (888,548)
    Interest accrued on notes payable               (76,209)       (52,973)          (131,689)       (120,671)           (499,870)
    Share of expenses incurred by joint venture     (22,016)      (137,379)           (33,980)       (174,694)           (332,862)
    Write-down of technology                               -              -                  -               -        (34,528,244)
    Gain on disposition                                    -         90,263                  -         114,643             802,208
-----------------------------------------------------------------------------------------------------------------------------------
                                                   (986,773)      (100,089)        (1,054,217)       (180,722)        (37,697,316)

-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS BEFORE TAXES                            (2,497,481)      (906,720)        (3,484,832)     (1,634,973)        (50,927,778)
-----------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAX                                   -              -                  -               -                   -
-----------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                        $(2,497,481)     $(906,720)  $     (3,484,832) $   (1,634,973)  $     (50,927,778)
===================================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE            $  (0.06)     $   (0.03)  $          (0.09) $        (0.05)  $           (2.72)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED     40,442,432     31,194,005         38,288,807      30,724,302          18,736,515
===================================================================================================================================


The accompanying notes are an integral part of these financial statements.


                SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                                       CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                      FEBRUARY 10,
                                                        FOR THE THREE MONTHS              FOR THE SIX MONTHS         1997 (DATE OF
                                                           ENDED JUNE 30,                    ENDED JUNE 30,          INCEPTION) TO
                                                      2002             2002             2002               2002      JUNE 30, 2002
                                                   (UNAUDITED)      (UNAUDITED)      (UNAUDITED)        (UNAUDITED)    (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES
Net loss                                          (2,497,481)       (906,720)    (3,484,832)        (1,634,973)        (50,927,778)
Adjustments to reconcile net loss to net cash
   from operations
     Dry well expense                                       -               -              -                  -             722,210
     Depreciation, amortization and write-downs        11,344          30,353         35,228             62,013          37,853,723
     Conversion inducement                            888,548               -        888,548                  -             888,548
     Accrued interest on notes payable                 76,209          52,973         99,593            120,671             467,775
     Issuance of shares for services                  798,648         565,806      1,176,725            565,806           2,483,683
     Issuance of warrants for services                      -               -              -                  -             343,744
     Settlement of debt and acquisition of CPJ              -               -        357,529                  -             357,529
     Re-issue of founders shares                            -               -         38,500                  -             145,000
     Investment in joint ventures                      22,016          36,839         24,190             36,839              40,909
     Exchange rate loss                                12,191        (11,512)         17,672                930              80,003
     Loss on disposition of assets                          -             904              -                904           (684,239)
  Changes in assets and liabilities
     Accounts receivable                               58,207          34,162         14,017             59,804            (24,544)
     Prepaid expenses and deposits                    (6,774)        (14,289)       (38,629)             13,066            (78,373)
     Accounts receivable - related parties                  -         (4,187)              -           (57,386)                   -
     Accounts payable                                  82,637         127,205      (227,287)            169,509           1,109,341
     Accounts payable - related parties                     -         142,943              -            142,943             153,088
     Accrued expenses                                 219,614        (37,325)        379,499           (31,825)             454,242
------------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES            (334,841)          17,152      (719,247)          (551,699)         (6,615,139)

CASH FROM INVESTING ACTIVITIES
     Acquisition of oil and gas properties                  -               -              -                  -           (688,188)
     Acquisition of property and equipment            (6,748)             152       (20,770)            (1,483)           (140,175)
     Acquisition of equity security                         -               -              -                  -           (100,000)
------------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES              (6,748)             152       (20,770)            (1,483)           (928,363)

CASH FROM FINANCING ACTIVITIES
     Proceeds from (payments to) notes payable
     -related parties                                       -       (214,139)              -             62,844             531,933
     Proceeds from (payments to) notes payable         80,000               -       (55,223)                  -             768,296
     Net proceeds from convertible debt                     -               -              -                  -           2,137,500
     Sales of common stock                            269,650          39,000        779,550            269,500           3,788,660
     Other                                                  -         266,521              -            266,521             402,500
                                                 -----------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES              349,650          91,382        724,327            598,865           7,628,889
EFFECT OF EXCHANGE RATE CHANGES ON CASH              (12,191)          11,512       (17,672)              (930)            (80,003)
NET CHANGE IN CASH                                    (4,130)         120,198       (33,362)             44,753               5,384
CASH AT BEGINNING OF PERIOD                             9,514             614         38,746             76,059                   -
                                                 -----------------------------------------------------------------------------------
CASH AT END OF PERIOD                             $     5,384    $    120,812   $      5,384       $    120,812       $      5,384
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

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                       -------------- ----------- ---------------- -------------- ---------------- --------------
                                                                                                                        TOTAL
                                                                     ADDITIONAL      ACCUMULATED      UNEARNED       STOCKHOLDERS'
                                            SHARES      AMOUNT        PAID IN          DEFICIT      COMPENSATION        EQUITY
                                                                      CAPITAL                                          (DEFICIT)
                                       -------------- ----------- ---------------- -------------- ---------------- --------------
BALANCE AT DECEMBER 31, 1999             11,989,327      $23,980      $ 1,484,455   $(2,958,385)                    $(1,449,950)

Cancellation of founders shares            (496,736)           -                -              -                -              -
Issuance of shares for cash                  710,000       1,420          353,580              -                -        355,000
Issuance of shares for royalty               500,000       1,000        1,061,500              -                -      1,062,500
Issuance of stock options                          -           -          981,330              -                -        981,330
Issuance of warrants for services
September 29, 2000                                 -           -          343,744              -                -        343,744
Issuance of convertible debt                       -           -        2,137,500              -                -      2,137,500
Issuance of shares from escrow            14,943,510      29,887       37,998,357              -                -     38,028,244
Warrants for stock, January through
December 2000                                431,000         862          430,138              -                -        431,000
Issuance of shares for services
February 16, 2000 at average
prices                                     1,359,063       2,718          890,919              -                -        893,637
Options exercised                            105,000         210          104,790              -                -        105,000
Unearned compensation                              -           -                -              -         (89,770)       (89,770)
Net loss for the period                            -           -                -    (6,072,071)                -    (6,072,071)
                                       -------------- ----------- ---------------- -------------- ---------------- --------------
BALANCE AT DECEMBER 31, 2000              29,541,164     $60,077      $45,786,313   $(9,030,456)       $ (89,770)   $ 36,726,164
                                       ============== =========== ================ ============== ================ ==============
Warrants for stock -- debenture            1,000,000       2,000          998,000              -                -      1,000,000
Warrants for stock -- cash                   264,000         528          263,472              -                -        264,000
Options exercised -- cash                      5,500          11            5,489              -                -          5,500
Re-issue of founders shares                  157,143         300          106,200              -                -        106,500
Issuance of stock options                          -           -          120,000              -                -        120,000
Shares for services                          893,154       1,786          858,443              -                -        860,229
Issuance of shares for cash                2,315,382       4,631        1,495,369              -                -      1,500,000
Unearned compensation                              -           -                -              -           75,891         75,891
Net loss for the period                            -           -                -   (38,412,491)                -   (38,412,491)
                                       -------------- ----------- ---------------- -------------- ---------------- --------------
BALANCE AT DECEMBER 31, 2001              34,176,343    $ 69,333      $49,633,286  $(47,442,947)       $ (13,879)     $2,245,793
                                       -------------- ----------- ---------------- -------------- ---------------- --------------

Issuance of shares for cash                1,039,400       2,078          777,472              -                -        779,550
Shares for services                        1,295,244       2,591          692,702              -                -        695,293
Shares for debt                            2,504,966       5,010        1,514,415              -                -      1,519,425
Shares for technology acquisition          4,291,334       8,583        3,081,177              -                -      3,089,760
Re-issue of founders shares                   50,000         100           38,400              -                -         38,500
Shares for financing services                424,041         848          173,009              -                -        173,857
Issuance of warrants                               -           -           40,500              -                -         40,500
Unearned compensation                              -           -                -              -           13,879         13,879
Conversion inducement                              -           -          888,548                                        888,548
Net loss for the period                            -           -                -    (3,484,831)                -    (3,484,831)
                                       -------------- ----------- ---------------- -------------- ---------------- --------------

BALANCE AT JUNE 30, 2002                  43,781,328    $ 88,543      $56,839,509  $(50,927,778)       $        -   $  6,000,274
                                       ============== =========== ================ ============== ================ ==============



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


NOTE 2 - UNCERTAINTY ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company is in the development stage and has not realized any revenues, has incurred losses and had negative cash flows from operations in the first six months of 2002 and each year since its inception. The Company's efforts have been focused on the development of its technologies and raising capital necessary to finance its development and administrative activities. To date, a substantial portion of its activities have been paid for by the issuance of common shares, options and warrants.

Synergy's business is the development and licensing of technologies related to the oil and gas industry. Synergy's efforts are directed to the commercial application of technologies in two areas:

         1. technologies for the conversion of stranded natural gas into synthetic naphtha and diesel (GTL), including Syngen, a cold plasma technology to produce hydrogen rich streams from natural gas, gasoline and diesel; and

         2.       technologies for the upgrading of heavy oil to lighter oils
                  (CPJ).

Uncertainty Regarding Future Operations

The conditions described above raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course, which would require the raising of additional capital sufficient to finance its development activities and administrative costs. However, there can be no assurance that the Company will be able to raise the necessary additional capital or successfully complete the development of its technologies. If these assumptions were determined to no longer be appropriate, the going concern basis would no longer be appropriate and the assets and liabilities would be adjusted to their liquidation values.




NOTE 3 - INVESTMENTS, ACQUISITIONS AND TECHNOLOGY DEVELOPMENT

Investments reported on the Consolidated Balance Sheet of the Company include the following:


                                                                             JUNE 30,          DECEMBER 31,
                                                                              2002                 2001
                                                                       -----------------  -------------------

Investment in SynGen Technology (See Note 3(a) below)                  $      3,500,000   $        3,500,000

Investment in CPJ Technology (See Note 3(b) below)                            5,064,099            1,432,500

Investment in private U.S. corporation                                                -            1,000,000
                                                                       -----------------  -------------------

                                                                       $      8,564,099   $        5,932,500
                                                                       =================  ===================

(a)      SynGen:  There were no changes during the current year.

(b) CPJ: During the quarter ended March 31, 2002, Synergy entered into an agreement with Texas T Petroleum Ltd. (Texas T), Capital Reserve Corporation, Carbon Resources Limited (Carbon) and Pierre Jorgensen to purchase the remaining 50% of Carbon from Texas T. The details of this agreement are as follows:

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

         There were no changes during the current quarter.

(c)      Investment in Drake Synergy Petroleum as at June 30, 2002:



     ---------------------------------------------------------------------------
      o Shares of Drake Synergy Petroleum Ltd.
           2,500,000 shares valued at Naira 1.00 per share         22,104
      o Advances to Drake Synergy Petroleum                       121,813
      o 50% of net liabilities of Drake Synergy Petroleum         (84,197)
                                                             -------------------
                                                          $        59,720
     ---------------------------------------------------------------------------


NOTE 4 - RELATED PARTY TRANSACTIONS


a) During the quarter ended June 30, 2002, the Company was charged $13,500 for consulting services by Huntingtown Associates LLC (a Connecticut corporation) of which Mr. Baumert is the sole proprietor and a member of the Company's Board of Directors. Huntingtown Associates charges consulting services provided by Mr. Baumert at a rate of $1,500 per day plus expenses. At June 30, 2002 an amount of $24,131 remained due and payable to Huntingtown Associates.

b) During the quarter ended June 30, 2002, various officers and directors subscribed to a private placement offering as described in Note 8(a) in the amount of $392,317 for 26.2 units.

NOTE 5 - RECEIVABLES

         Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company in Canadian Dollars upon filing of a GST return. Total receivables include a GST refund due to the Company of $4,543, as well as $20,000 that is due from Mr. Barry Coffey by August 2002.

NOTE 6 - CURRENT LIABILITIES

(a) Accrued expenses: In connection with the acquisition by the Company in the first quarter of 2002 of the remaining 50% of the shares of Carbon it did not own, the Company agreed to issue 1,491,334 common shares to Mr. Jorgenson for resale by him. In the event that Mr. Jorgenson realizes proceeds of $1,100,000 from the sale of these shares as well as the sale of certain other shares previously issued by the Company to Mr. Jorgenson, he is required to return any unsold shares to the Company. In the event the sale of these shares and the shares previously issued results in proceeds of less than $1,100,000, the Company will be required to issue additional shares sufficient for Mr. Jorgenson to realize total proceeds of $1,100,000. At June 30, 2002, the Company recorded a liability of $415,200 to Mr. Jorgensen because, based on the closing stock price on that date of $0.38 per share, the value of the shares held by Mr. Jorgenson on that date was $415,200 less than our remaining obligation to Mr. Jorgenson.

(b) Notes payable: As of July 29, 2002, holders of notes in the amount of $1,035,000, exclusive of accrued interest, have agreed to exchange their notes for stock and warrants (Note 8(h)); holders of notes in the amount of $210,000, exclusive of accrued interest, have elected not to exchange their notes and request repayment; and holders of notes in the amount of $1,005,000 (Note 7), exclusive of accrued interest, have elected to hold their notes and accrue interest at the rate of 10% per annum, payable quarterly. The terms of the notes being held are unaltered, and accordingly these amounts are shown as long-term liabilities (Note 7). The $210,000 of Convertible Promissory note's whose holders have requested repayment are included in Notes Payable. These values are reflected in the statements as of June 30, 2002.


         A short-term loan from a Company employee for $80,000 was received during the quarter. This loan bears interest at the rate of Prime plus one percent per annum and is due by December 9, 2003.

(c) Accrued interest on notes: Interest in the amount of $250,173, related to the Convertible promissory notes, plus $252, related to the Company employee loan, has been accrued to June 30, 2002.


NOTE 7 - LONG TERM LIABILITIES

(a) The $1,005,000 of Convertible Promissory notes that have elected to hold their notes and accrue interest at the rate of 10% per annum, payable quarterly, are included in Notes Payable. Each note will mature five years from the date of the issuance.


NOTE 8 - COMMON STOCK

(a) Cash proceeds of $269,650 were received during the second quarter for the purchase of 18 units at $0.75 per unit pursuant to an offering that commenced November 2001. An additional $83,325 of outstanding accounts payable were converted into 5.6 units during the three months ended June 30, 2002. Each unit consists of 20,000 shares of common stock and 10,000 warrants to purchase an additional share for $0.72, exercisable at any time three years from June 2, 2002, the closing of the offering.


         The exercise price of the warrants issued during the three months ended March 31, 2002 was adjusted to $0.72 as per the terms of the revised offering memorandum.

         Pursuant to the terms of a consulting agreement with Huntingtown Associates LLC, of which Duane Baumert, a director of Synergy, is the sole proprietor, Synergy issued 407,658 options to purchase shares of common stock in consideration of services rendered during 2001 in the amount of $103,500, all as reported in the company's annual report on Form 10-KSB for the year ended December 31, 2001. Management has renegotiated the manner of the payment due under said consulting agreement so that the options the Company agreed to issue were cancelled and the outstanding amount due was applied to the purchase of the Company's securities offered in a private placement completed in June 2002. Specifically, the $103,500 due to

         Huntingtown Associates under the consulting agreement was settled for
         6.9 units of the Company's securities consisting of an aggregate of 138,000 shares of common stock and warrants to purchase 69,000 shares of common stock at a price of $0.72 per share through June 1, 2005.

(b) 213,209 shares were issued to certain firms for services provided to the Company. The shares are recorded in the Consolidated Statement of Operations as a General and administrative expense at the five-day average trading value of the stock on the date of execution of the settlement agreements. A value of $128,669 is recorded in the statements relating to these transactions.

(c) 140,000 shares were issued to a third party for assignment of patents related to the Company's sulfur related technologies. The shares are recorded as an expense under Technology development with a value of $84,000 based on the five-day average share price of $0.60.

(d) 171,433 shares were issued to a third party for settlement of loans provided to the Company. A value of $122,022 is recorded related to this transaction at $0.71 per share. Included in this value is an expense of $7,637 related to the premium paid on the principal amount of the converted debt.

(e) 247,500 shares were issued to a certain investment firm for investor relation services. A value of $101,475 was attributed to the shares based on a five-day average share price of $0.41 per share.

(f) On June 20, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. We may increase the amount Fusion must purchase per trading day as the market price of our common stock achieves certain predefined levels. The $6.0 million of common stock is to be purchased over a 30-month period, subject to a six-month extension or earlier termination at our discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. We have the right to set a minimum purchase price at any time; however, the purchase price cannot be less than $0.30 without the consent of Fusion Capital. We issued 424,041 shares representing a commitment fee paid upon execution of the stock purchase agreement. A value of $173,857 was attributed to the shares based on a five-day average share price of $0.41 per share and is recorded as a General and administrative expense in the Consolidated Statement of Operations.

(g) On January 3, 2002, we entered into a settlement agreement with John Gradek, our former Chief Executive Officer, which extinguished a lawsuit filed by Mr. Gradek against us on February 27, 2001. In that suit, Mr. Gradek claimed that Synergy breached its employment agreement with him by terminating him without cause and asserted that Synergy owed him his monthly salary of $10,000 for 32 months plus paid vacation days and attorney fees of up to $80,000. Pursuant to the settlement agreement, we agreed to (i) pay to Mr. Gradek the sum of $100,000 in two installments of $50,000 each, the first on or before February 1, 2002 which sum was paid and the second by May 1, 2002 which sum was paid, and (ii) issue to Mr. Gradek 150,000 shares of common stock. In addition, each party released the other from all actions or claims with respect to Mr. Gradek's employment with Synergy.


         During the second quarter, founding shareholders transferred 60,000 shares to Mr. Gradek in partial settlement of the above mentioned agreement and the Company issued the remaining 90,000 shares from treasury. The shares were recorded as an expense in the financial statements during 2001 and had been carried as a liability during 2002.

(h) Holders of notes in the amount of $1,252,350, inclusive of accrued interest as of June 30, 2002, have agreed to exchange their notes into securities of the Company. For every $3 of principal and interest accrued thereon the Company issued a new unit comprised of the following:

         o        5 shares of our common stock.

         o 3 warrants, each entitling the holder to purchase 1 share of common stock at an exercise price of $0.90 per share for a period of 5 years after the date of issue.

         In exchange for the notes mentioned above, the Company issued 2,087,250 shares and 1,252,350 warrants during the quarter. The total amount of principal and interest has been removed from the liabilities and recorded in the equity section of the Balance Sheet. In addition, a value of $888,548 has been recorded as an expense in the Consolidated Statement of Operations relating to the fair value of additional securities issued to induce conversion of debt.

(i) 50,000 warrants were issued to a consulting firm for assistance in developing a business plan. These warrants have an exercise price of $0.02 per share for a period of 5 years after the date of issue. An expense of $34,000 is recorded in the General and administrative section based on the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 18.16%, interest rate of 4.25% and expected life of one year.

(j) 100,000 warrants were issued to a consulting firm for serving as the placement agent for the private offering of Synergy securities. These warrants have an exercise price of $0.90 per share for a period of 3 years after the date of issue. An expense of $5,000 is recorded in the General and administrative section based on the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 18.16%, interest rate of 4.25% and expected life of one year.

(k) On June 2, 2002, we entered into a consulting agreement with William R. Engles, Jr. to serve as our Chief Financial Officer. The agreement provides that Mr. Engles would furnish consulting services to Synergy consistent with the duties and responsibilities of a Chief Financial Officer. This agreement extends through September 2, 2002, as may be extended by mutual agreement of the parties. We have agreed to pay to Mr. Engles $2,500 per week for his services. We shall also reimburse Mr. Engles for all out-of-pocket expenses associated with the work performed pursuant to this agreement. In addition, we have agreed to pay to Mr. Engles the equivalent of $3,500 per week in shares of our common stock as shall be calculated by dividing said amount by the average of the closing price per share over the five trading days prior to the payment date. We also have agreed to grant to Mr. Engles options representing the right to purchase 100,000 shares of common stock at an exercise price of $0.72 per share. The options shall vest at a pro rata rate over 13 weeks from June 3, 2002 and shall have a term of 10 years. We have agreed to register all shares issued to Mr. Engles pursuant to this agreement and all shares underlying his option for public resale under the Securities Act of 1933. An expense of $1,500 is recorded in the General and administrative section based on the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 18.16%, interest rate of 4.25% and expected life of one year.


WARRANTS
--------


The following table summarizes the warrants issued, exercised and expired during the six months ended June 30, 2002 and the fiscal year ended December 31, 2001 and those warrants which remain outstanding as at June 30, 2002:



Balance at December 31, 2000                                                                     914,666
Warrants issued during 2001
     At $1.30 per share                                                                        2,315,382
     At $3.00 per Unit                                                                         1,264,000
     At $3.50 per share                                                                                -
Warrants expired unexercised during the period, $1.00 per share                                (130,000)
                                                                                     --------------------
Warrants to purchase common shares, balance at December 31, 2001                               4,364,048

Warrants issued during the six months ended June 30, 2002
      At $1.00 per share                                                                         250,000
      At $0.02 per share (Note 8(i))                                                              50,000
      At $0.72 per share (Note 8(a))                                                             644,250
      At $0.90 per share (Note 8(h)(j))                                                        1,352,350
                                                                                     --------------------
Outstanding at June 30, 2002                                                                   6,660,648
                                                                                     ====================



STOCK OPTIONS
-------------

The Company has six stock option plans outstanding. The 2002 Stock Option Plan was approved at the special meeting on February 18, 2002 authorizing a maximum of 10,000,000 options.

On June 2, 2002, the Company offered Mr. Engles options representing the right to purchase 100,000 shares of common stock at an exercise price of $0.72 per share. The options shall vest at a pro rata rate over 13 weeks and shall have a term of 10 years. We have agreed to register all shares underlying his option for public resale under the Securities Act of 1933. A value of $1,500 is recorded in the General and administrative section based on the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 18.16%, interest rate of 4.25% and expected life of one year.

On May 2, 2002, the Company offered Mr. Graham H. Batcheler a position on the Company's Board of Directors along with a grant of 200,000 options at an exercise price of $1.00 per share which vest over a three-year period and are exercisable for ten years.

     Options granted to employees and directors for their services as directors and employees are accounted for using the intrinsic value method. There was no value attributed to options granted during the quarter.

The following table summarizes the status of the Company's stock options as at June 30, 2002:


                                                                                         WEIGHTED
                                                                         SHARES          AVERAGE
                                                                                     EXERCISE PRICE
                                                                   ---------------- -----------------
  Outstanding at end of year, December 31, 2000                          2,795,000   $          1.05
  Granted during 2001                                                      325,000              1.31
  Cancelled during 2001                                                  (335,000)              1.10
  Exercised during 2001                                                    (5,500)              1.00
                                                                   ---------------- -----------------
                                                                   ---------------- -----------------
Outstanding at end of year, December 31, 2001                            2,779,500   $          1.08
Granted during the six months ended June 30, 2002                        4,800,000              0.73
                                                                   ================ =================
Outstanding at June 30, 2002                                             7,579,500   $          0.86
                                                                   ================ =================


NOTE 9 - OTHER EVENTS


In July 2002, we agreed with Nielson & Associates, Inc., an oil and gas exploration and production company of which James Nielson, one of our directors is the principal shareholder, to establish a joint venture company to finance (or cause to be financed), build and operate an approximately 1,000 or greater barrel per day heavy oil upgrading facility or facilities in Wyoming and/or Montana. The Company agreed.to license the CPJ technology to the joint venture company, and Nielson & Associates agreed to provide the oil well or wells and necessary land or lands for the facility or facilities to the joint venture company.

On July 9, 2002, Synergy completed a $500,000 common stock private placement with one of the company's institutional shareholders. The fund purchased 1,246,884 restricted shares of Synergy common stock at $.401 per share. As a result of the current and two earlier private placements with Synergy, this particular institutional shareholder has made an aggregate investment of $1.75 million in Synergy and now controls 3,118,545 shares, or 6.9 percent, of the company's 45,028,212 outstanding common shares.


NOTE 10 - COMMITMENTS AND CONTINGENCIES


(a) Operating Lease - Effective September 1, 2000 the Company entered into a five-year non-cancelable lease which provided for monthly lease payments, including operating costs, of $19,171. Minimum future rental payments under this lease with remaining terms in excess of one year are as follows:

2002     115,026
2003     230,052
2004     230,052
2005     153,368

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We are addressing problems that historically have affected the petroleum and petrochemical industries. We offer these industries advanced technologies and processes by which oil and gas producers can economically enter markets which heretofore have been unattractive for reasons of production costs, end price, logistics or environmental issues.

Over the past several years, we have developed our technologies to the point where we believe they are ready for commercial application. In order to accelerate the commercialization of our technologies, we hired Barry Coffey in January 2002 as our Chief Executive Officer. Mr. Coffey has a wide range of management experience with a variety of companies, from large multinational corporations to start-up companies. Mr. Coffey has served as a member of our board of directors since January 2001. We intend to selectively hire additional seasoned managers who we believe can assist in bringing our technologies to market.

To date in 2002, our efforts to commercialize our technologies have yielded the memorandums of understandings described below:

         o In April 2002, we agreed with H-Power, a well-known manufacturer of fuel cells to explore the establishment of a joint-venture company to manufacture a fuel cell system using Synergy's fuel reforming process (SynGen) and H-Power's fuel cell. We have completed a joint research and development plan to develop the fuel cell system and are currently seeking financing to begin the development activities. If the development work is successful, then the companies could begin manufacturing and marketing products in 2003.

         o In July 2002, we agreed with Nielson & Associates, Inc., an oil and gas exploration and production company of which James Nielson, one of our directors is the principal shareholder, to establish a joint venture company to finance (or cause to be financed), build and operate an approximately 1,000 or greater barrel per day heavy oil upgrading facility or facilities in Wyoming and/or Montana. The Company agreed.to license the CPJ technology to the joint venture company, and Nielson & Associates agreed to provide the oil well or wells and necessary land or lands for the facility or facilities to the joint venture company.

         We are currently in discussions with various potential partners with respect to our CPJ technology, SynGen/GTL process, and hydrogen reforming technology. However, there can be no assurance that any of these discussions will lead to meaningful business opportunities for us.

        Near-Term Goals (2002)

Our immediate goal is to raise sufficient capital to further develop our technologies and commercial opportunities. Specifically, we intend to enhance our new Conroe, Texas laboratory facilities, complete development of a multi-cluster reactor to demonstrate the commercial viability and scalability of our SynGen and SulfArc technologies, complete work on our hydrogen reforming systems for the petroleum, petrochemical and fuel cell industries, and continue to improve our patent position.

Our specific goals are summarized below. Our ability to achieve these goals is contingent upon our continued ability to raise capital to fund our operations:

         o Expand and secure existing patents and file patents to cover new developments;

         o        Continue to develop and refine all of our technologies;

         o Form additional research and development partnerships with fuel cell manufacturers to develop a fuel cells based on SynGen technology;

         o Identify a refinery partner to begin on-site testing of our SulfArc technology;

         o Demonstrate the viability of a scaled-up SynGen multi-cluster reactor for transforming stranded gas to syngas and begin to build or license commercial-scale facilities; and

         o Secure a long-term gas supply contract to enable us to construct a GTL facility.

         Intermediate-Term (2003 - 2004)

Building on our near-term initiatives, our intermediate-term goals include:

o Complete arrangements with an industry partner for the siting, design, engineering and construction of a commercial CPJ plant capable of producing 1,000 bpd to 5,000 bpd of light synthetic crude. We believe our best chance for success in this area is with a co-development and marketing arrangement with a North, Central or South American heavy oil producer or pipeline operator.

o Attract development and pre-production funds in partnership with additional established fuel cell systems designers and manufacturers from government or industry sources that require inexpensive, reliable, relatively sulfur free, hydrogen or carbon monoxide as fuel.

o Complete negotiations with a large gas producer to develop a gas-to-liquids plant using our proprietary process for converting gas to liquids.


LIQUIDITY AND CAPITAL RESOURCES

Summary of Working Capital and Stockholders' Equity

         At June 30, 2002, we had negative working capital of $1,677,744 and positive stockholders' equity of $6,000,274 compared with negative working capital of $3,594,542 and positive stockholders' equity of $2,245,793 as of December 31, 2001. For the three-month period ended June 30, 2002, our stockholders' equity increased primarily due to the issuance of shares related to the conversion of promissory notes. For the three-months ended June 30, 2002, cash flows from operating activities were negative $334,841, compared with positive $17,152 for the three months ended June 30, 2001, cash flows from investing activities were negative $6,748 compared with positive $152, and cash flows provided by financing activities were $349,650 compared with $91,382 over the same periods.

Convertible Debentures

         During June and July 2000, we sold and issued five-year promissory notes to certain persons in the aggregate principal amount of $2,250,000 bearing interest at the rate of 10% per annum. These promissory notes provide, among other things, that on the second anniversary of their issuance, holders may demand prepayment of the principal amount of the notes and interest accrued through such date. During June 2002, we offered note holders the opportunity to exchange each $3 of principal and interest accrued on the notes into five shares of common stock and warrants to purchase three shares of common stock at a price of $0.90 per share. As of the date hereof, holders of notes in the amount of $1,252,350, inclusive of accrued interest, have agreed to exchange their notes; holders of notes in the principal amount of $254,100, inclusive of accrued interest, have elected not to exchange their notes and have requested repayment; and holders of notes in the amount of $1,216,050, inclusive of accrued interest, have elected to hold their notes and collect interest on the principal, which, at the two-year anniversary of these notes aggregated $211,050. We do not currently have sufficient funds to satisfy our obligations with respect to principal and interest currently payable to those holders who have elected to request repayment of their notes and with respect to interest currently payable to those holders who have elected to hold their notes. In the event we are unsuccessful in raising additional capital or negotiating a deferred payment plan with the note holders, we will not be able to meet these obligations.


         Financing Activities

         During the three months ended June 20, 2002, our primary financing activities included:

         o On June 2, 2002 we completed an offering of units consisting, in the aggregate, of 1,288,500 shares of common stock and warrants to purchase an additional 644,250 shares of our common stock at $0.72 per share. We received total gross proceeds from the offering of $966,375. The offering commenced in

                  November 2001 and we received offering proceeds over the period the offering was open. We used the proceeds from this offering for working capital and general corporate purposes.

         o On July 9, 2002, we completed an offering of 1,246,884 shares of our common stock at a price of $0.401 per share, which resulted in gross proceeds to the Company of $500,000.

         On June 20, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. We may increase the amount purchased per trading day if the market price of our common stock achieves certain pre-defined levels. The $6.0 million of common stock is to be purchased over a 30-month period, subject to a six-month extension or earlier termination at our discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital is not obligated to purchase our stock in the event that purchase price is below $0.30. Consequently, the amount and timing of proceeds to the company under the Fusion agreement, including whether we will receive any proceeds at all under the stock purchase agreement, is uncertain. Upon execution of the common stock purchase agreement, we issued 424,041 shares of our common stock to Fusion Capital as a commitment fee, in reliance upon an exemption from registration provided by
Section 4(2) of the Securities Act.

         The Company's ability to execute its plan significantly depends on its ability to raise additional funds from sources other than operations and under the Fusion stock purchase agreement. The Company's future liquidity and capital requirements will depend on a number of factors, including its ability to raise additional capital in a timely manner through additional investment and its ability to generate market interest in its technologies.

         We expect that we will require up to $20 million over the next three years to fully implement our business plan, which includes significant marketing efforts, the continued development of the technologies, expansion of management resources, support of day-to-day operations and the pursuit of commercialization efforts. In the past, we have been successful raising money to fund our operations through the sale of debt and equity securities. However, we cannot be sure that the additional capital we may need to finance our future operations will be available on acceptable terms, if at all. If we are unable to secure financing on acceptable terms, we may be forced to modify our business plan. In addition, we cannot be sure that we will be able to realize revenues from our technologies or that we will achieve profitability.


FORWARD-LOOKING STATEMENTS

         Our company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to shareholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our company's limited revenues, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on limited product line, uncertainty of market acceptance, competition, limited marketing and manufacturing experience, and other risks detailed in our company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. We undertake no obligation to publicly update or revise any forward-looking statements.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         N/A

ITEM 2. CHANGES IN SECURITIES.

(a) N/A

(b) N/A

(c) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

         On June 1, 2002, the Company issued 90,000 shares of Common Stock to John Gradek pursuant to terms of a settlement agreement between the parties dated January 3, 2002, as reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The Company issued the shares pursuant to Rule 4(2) of the Securities Act of 1933.

         On June 20, 2002, the Company entered into a common stock purchase agreement with an investment fund, Fusion Capital II, LLC (Fusion Capital) for the issuance and purchase of our common stock. Under the agreement, Fusion Capital committed up to $6 million to purchase shares of the Company's Common Stock over a thirty-month period that commences upon the effectiveness of a registration statement that the Company filed with the U.S. Securities and Exchange Commission for the underlying shares on July 26, 2002. The agreement also establishes an equity line of credit or equity draw-down facility. Once during each draw-down pricing period, the Company could request a draw, subject to a daily base amount, currently set at $10,000. The number of shares the Company will issue to Fusion Capital in return for that money is based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices during a twelve day period prior to the draw request. No shares may be sold to Fusion Capital at lower than a floor price currently set at $0.50, but in no case below $0.30 without Fusion Capital's prior consent. Upon execution of the common stock purchase agreement, the Company issued 424,041 shares of Common Stock to Fusion Capital as a commitment fee, in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

         On June 12, 2002, the Company issued 2,087,250 shares of common stock and warrants to purchase up to 1,252,350 shares of common stock upon the exchange of certain outstanding promissory notes in the aggregate principal amount of $1,035,000 plus accrued interest of $217,350. The Company issued these securities to 13 accredited investors (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933) pursuant to the exemption from the registration provisions of the Securities Act afforded by
Section 3(a)(9). The Company did not generate any proceeds from this offering.

         On June 2, 2002, Synergy completed a private placement of 1,288,500 shares of common stock and warrants to purchase an additional 644,250 shares of common at an exercise price of $0.72 per share until June 1, 2005 pursuant to Rule 506 of Regulation D promulgated by the SEC under the Securities Act of 1933. The offering was made and sold to accredited investors (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act) to 15 persons. The Company raised an aggregate of $966,375. Synergy paid no commissions in connection with the placement of these securities. The Company used the proceeds derived from this offering for working capital and general corporate purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 24, 2002, Synergy held its Annual General Meeting. At this meeting, the following directors were elected: Mr. Barry J. Coffey; Mr. Thomas E. Cooley; Mr. Graham H. Batcheler, Mr. Duane F. Baumert; Mr. Cameron Haworth; Mr. James E. Nielson, and Mr. James Shone.

         At the meeting, the shareholders voted on each of the following matters:

         -        appointment of KPMG, LLP as independent auditors of Synergy;

         - to elect Directors for the year end; and set the number of members of the Board of Directors at seven.

There were 30,603,916 shares represented at the meeting, representing a majority of the 39,203,477 outstanding shares, either by shareholders attending in person or by proxy. The votes for each of the matters at this meeting were as follows:


         Item                                              Votes for        Votes Against     Votes Withheld

         1.    Appointment of Auditors                   30,506,441              72,875             24,600
         2.    Election of Directors
                        Mr. Coffey                       27,736,108                   -          2,867,808
                        Mr. Cooley                       27,781,983                   -          2,821,933
                        Mr. Batcheler                    27,736,108                   -          2,867,808
                        Mr. Baumert                      27,781,983                   -          2,821,933
                        Mr. Haworth                      27,736,108                   -          2,867,808
                        Mr. Nielson                      27,781,983                   -          2,821,933
                        Mr. Shone                        27,736,108                   -          2,867,808