Form 10QSB/A
period 2002-06-30
SYNERGY TECHNOLOGIES CORP
filed 2002-09-05
CIK 1080634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Item 5.  Other Information

                  N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a) List of Exhibits

             99.     Additional Exhibits

         Exhibit 99.1  Certification Under Section 906 of Sarbanes-Oxley
                       Act  f 2002


         Exhibit 99.2  Certification Under Section 906 of Sarbanes-Oxley
                       Act  f 2002

         (b) Reports on Form 8-K

             None.