Form 10QSB
period 2002-09-30
SYNERGY TECHNOLOGIES CORP
filed 2002-11-21
CIK 1080634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: SEPTEMBER 30, 2002

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

48,309,035 shares of Common Stock, $0.002 par value, as of November 19, 2002.

Transitional Small Business Disclosure Format
(check one): Yes    No X
                ---   ---

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








                               SEPTEMBER 30, 2002

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (PREPARED BY MANAGEMENT) FOR THE
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002



TABLE OF CONTENTS
                                                                                               PAGE
Financial Statements:

                   Consolidated Balance Sheet - As at September 30, 2002 and December            4
                   31, 2001

                   Consolidated Statement of Operations for the three and nine months            5
                   ended September 30, 2002 and 2001, and for the period from February
                   10, 1997 (Date of Inception) to September 30, 2002

                   Consolidated Statement of Cash Flows for the three and nine months            6
                   ended September 30, 2002 and 2001, and for the period from February
                   10, 1997 (Date of Inception) to September 30, 2002

                   Consolidated Statement of Changes in Stockholders' Equity for the             7
                   nine months ended September 30, 2002 and the years ended December
                   31, 2001 and 2000

Notes to Consolidated Financial Statements                                                       8



                                               SYNERGY TECHNOLOGIES CORPORATION
                                                      AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                                 CONSOLIDATED BALANCE SHEETS
                                                            ASSETS

                                                                                 AS AT                   AS AT
                                                                          SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                                              (UNAUDITED)
                                                                    ----------------------------------------------------
CURRENT ASSETS
       Cash                                                             $        39,727           $      38,746
       Receivables (Note 5)                                                       3,140                  38,560
       Prepaid expenses                                                          75,904                  39,727
                                                                    ----------------------------------------------------
       TOTAL CURRENT ASSETS                                                     118,771                 117,033

INVESTMENTS (Note 3)
       SynGen Technologies                                                      400,000               3,500,000
       CPJ Technologies                                                         600,000               1,432,500
       Investment in Private US corporation                                           -               1,000,000
                                                                    ----------------------------------------------------
                                                                              1,000,000               5,932,500
       Investment in joint venture (Note 3(c))                                   50,420                  80,768
                                                                    ----------------------------------------------------
       TOTAL INVESTMENTS                                                      1,050,420               6,013,268

Office equipment and computers, net of accumulated depreciation
of $38,179                                                                       50,512                  59,780
                                                                    ----------------------------------------------------
TOTAL ASSETS                                                            $     1,219,703           $   6,190,081
                                                                    ====================================================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                 $       827,782           $   1,018,649
       Accrued expenses (Note 6(a))                                             961,230                  74,744
       Notes payable (Note 6(b))                                                210,000               2,250,000
       Accrued interest on notes (Note 6(c))                                     52,658                 368,182
                                                                    ----------------------------------------------------
       TOTAL CURRENT LIABILITIES                                              2,051,670               3,711,575

LONG TERM LIABILITIES
       Notes payable (Note 7)                                                 1,085,000                 135,223
       Investment in joint venture                                                    -                  97,490
                                                                    ----------------------------------------------------
       TOTAL LIABILITIES                                                      3,136,670               3,944,288

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, $0.002 par value, 100,000,000 shares
       authorized, 46,670,083 shares issued and outstanding                      94,321                  69,333
       Additional paid in capital                                            57,665,491              49,633,286
       Deferred compensation                                                          -                 (13,879)
       Deficit accumulated during development stage                         (59,676,779)            (47,442,947)
                                                                    ----------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (1,916,967)              2,245,793
(SEE NOTE 2 - BANKRUPTCY PROCEEDINGS)
                                                                    ----------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $     1,219,703           $   6,190,081
                                                                    ====================================================

The accompanying notes are an integral part of these financial statements.


                                                   SYNERGY TECHNOLOGIES CORPORATION
                                                           AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                       CUMULATIVE
                                                                                                                       PERIOD FROM
                                                                                                                      FEBRUARY 10,
                                                    FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS          1997 (DATE OF
                                                            SEPTEMBER 30,                 ENDED SEPTEMBER 30,         INCEPTION) TO
                                                       2002            2001             2002             2001         SEPT. 30, 2002
                                                   (UNAUDITED)     (UNAUDITED)       (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
     Interest Income                                         7          3,069                 70           4,123            35,879
     Consulting Income                                       -              -                  -               -             8,927
-----------------------------------------------------------------------------------------------------------------------------------
                                                             7          3,069                 70           4,123            44,806
EXPENSES

     General and administrative                        313,061        774,239          2,021,471       1,778,761         7,853,493
     Stock option compensation                               -         23,096             13,879          66,306           997,830
     Compensation related to warrants                        -              -                  -               -           343,744
     Technology development                            359,454        139,968            652,643         547,540         3,615,300
     Other technology costs (Note 6(a))                480,700              -            895,900               -           895,900
     Dry well expenses                                       -              -                  -               -           722,210
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                       1,153,215        937,303          3,583,893       2,392,607        14,428,477
-----------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                (1,153,208)      (934,234)        (3,583,823)     (2,388,484)      (14,383,671)

OTHER EXPENSES
    Amortization of debt discount and offering
    costs                                                    -              -                  -               -        (2,250,000)
    Conversion inducement                                    -              -           (888,548)              -          (888,548)
    Interest accrued on notes payable                  (22,394)       (56,712)          (154,082)       (177,384)         (522,264)
    Share of expenses incurred by joint                 (9,300)       (71,365)           (43,280)       (246,059)         (342,161)
    venture
    Write-down of technology                        (7,564,099)             -         (7,564,099)              -       (42,092,343)
    Gain on disposition                                      -              -                  -         114,643           802,208
-----------------------------------------------------------------------------------------------------------------------------------
                                                    (7,595,793)      (128,077)        (8,650,009)       (308,800)      (45,293,108)

-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS BEFORE TAXES                               (8,749,001)    (1,062,311)       (12,233,832)     (2,697,284)      (59,676,779)
-----------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAX                                     -              -                  -               -                 -
-----------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                           $(8,749,001)   $(1,062,311)      $(12,233,832)    $(2,697,284)     $(59,676,779)
===================================================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE               $  (0.20)     $   (0.03)         $   (0.30)       $  (0.09)         $  (2.99)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED
IN CALCULATION                                      43,351,977     33,243,670         40,662,048      31,676,586        19,928,867
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


                                              SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
                                                         (A DEVELOPMENT STAGE COMPANY)
                                                     CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                                              CUMULATIVE PERIOD FROM
                                                             FOR THE THREE MONTHS       FOR THE NINE MONTHS    FEBRUARY 10, 1997
                                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,  (DATE OF INCEPTION) TO
                                                            2002            2001         2002         2001       SEPTEMBER 30, 2002
                                                        (UNAUDITED)      (UNAUDITED)  (UNAUDITED)  (UNAUDITED)       (UNAUDITED)
       ----------------------------------------------------------------------------------------------------------------------------
       CASH FROM OPERATING ACTIVITIES
       Net loss                                           (8,749,001)   (1,062,311)   (12,233,832)  (2,697,284)     (59,676,779)
       Adjustments to reconcile net loss to net cash
       from operations
            Dry well expense                                       -             -              -            -          722,210
            Depreciation, amortization and write-downs     7,572,786        32,122      7,608,014       94,135       45,426,509
            Conversion inducement                                  -             -        888,548            -          888,548
            Accrued interest on notes payable                 27,371        56,712        126,964      177,384          495,146
            Issuance of shares for services                   16,758       214,823      1,193,484      780,629        2,500,441
            Issuance of warrants for services                      -             -              -            -          343,744
            Settlement of debt and acquisition of CPJ              -             -        357,529            -          357,529
            Re-issue of founders shares                            -       106,500         38,500      106,500          145,000
            Investment in joint ventures                       9,300       (32,788)        33,490        4,051           50,209
            Exchange rate loss                                (6,629)       23,450         11,044       24,380           73,374
            Loss on disposition of assets                          -             -              -          904         (684,239)
         Changes in assets and liabilities
            Accounts receivable                               21,404       (14,513)        35,421       45,291           (3,140)
            Prepaid expenses and deposits                      2,453        13,887        (36,177)      26,953          (75,920)
            Accounts receivable - related parties                  -        60,228              -        2,842                -
            Interest paid on convertible notes              (225,138)            -       (225,138)           -         (225,138)
            Accounts payable                                  36,422      (221,016)      (190,866)     (51,508)       1,145,763
            Accounts payable - related parties                     -        10,145              -      153,088          153,088
            Accrued expenses                                 506,988        46,430        886,487       14,605          961,230
       ----------------------------------------------------------------------------------------------------------------------------

       NET CASH FLOWS FROM OPERATING ACTIVITIES             (787,286)     (766,331)    (1,506,532)  (1,318,030)      (7,402,425)

       CASH FROM INVESTING ACTIVITIES
            Acquisition of oil and gas properties                  -             -              -            -         (688,188)
            Acquisition of property and equipment                  -       (12,137)       (20,770)     (13,620)        (140,175)
            Acquisition of equity security                         -             -              -            -         (100,000)
       ----------------------------------------------------------------------------------------------------------------------------

       NET CASH FLOWS FROM INVESTING ACTIVITIES                    -       (12,137)       (20,770)     (13,620)        (928,363)
       CASH FROM FINANCING ACTIVITIES
            Proceeds from (payments to) notes payable
            - related parties                                      -       (89,827)             -      (26,983)         531,933
            Proceeds from (payments to) notes payable              -         8,844        (55,223)       8,844          768,296
            Net proceeds from convertible debt                     -             -              -            -        2,137,500
            Sales of common stock                            815,000     1,317,674      1,594,550    1,587,174        4,603,660
            Other                                                  -      (266,521)             -            -          402,500
                                                       ----------------------------------------------------------------------------
       NET CASH FLOWS FROM FINANCING ACTIVITIES              815,000       970,170      1,539,327    1,569,035        8,443,889
       EFFECT OF EXCHANGE RATE CHANGES ON CASH                 6,629       (23,450)       (11,044)     (24,380)         (73,374)
       NET CHANGE IN CASH                                     34,343       168,252            981      213,005           39,727
       CASH AT BEGINNING OF PERIOD                             5,384       120,812         38,746       76,059                -
                                                       ----------------------------------------------------------------------------

       CASH AT END OF PERIOD                               $  39,727    $  289,064     $   39,727   $  289,064           39,727
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



                                                       SYNERGY TECHNOLOGIES CORPORATION
                                                               AND SUBSIDIARIES
                                                         (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                        -------------------------------------------------------------------------------------------
                                                                                                                          TOTAL
                                                                     ADDITIONAL PAID    ACCUMULATED      UNEARNED      STOCKHOLDERS'
                                           SHARES         AMOUNT        IN CAPITAL        DEFICIT      COMPENSATION EQUITY (DEFICIT)
                                        -------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999              11,989,327       $23,980       $ 1,484,455    $ (2,958,385)                   $(1,449,950)

Cancellation of founders shares             (496,736)            -                 -               -              -               -
Issuance of shares for cash                  710,000         1,420           353,580               -              -         355,000
Issuance of shares for royalty               500,000         1,000         1,061,500               -              -       1,062,500
Issuance of stock options                          -             -           981,330               -              -         981,330
Issuance of warrants for services
September 29, 2000                                 -             -           343,744               -              -         343,744
Issuance of convertible debt                       -             -         2,137,500               -              -       2,137,500
Issuance of shares from escrow            14,943,510        29,887        37,998,357               -              -      38,028,244
Warrants for stock, January through
December 2000                                431,000           862           430,138               -              -         431,000
Issuance of shares for services
February 16, 2000 at average prices        1,359,063         2,718           890,919               -              -         893,637
Options exercised                            105,000           210           104,790               -              -         105,000
Unearned compensation                              -             -                 -               -        (89,770)        (89,770)
Net loss for the period                            -             -                 -      (6,072,071)             -      (6,072,071)
                                        -------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000              29,541,164      $ 60,077       $45,786,313    $ (9,030,456)     $ (89,770)    $36,726,164
                                        ===========================================================================================
Warrants for stock -- debenture            1,000,000         2,000           998,000               -              -       1,000,000
Warrants for stock - cash                    264,000           528           263,472               -              -         264,000
Options exercised -- cash                      5,500            11             5,489               -              -           5,500
Re-issue of founders shares                  157,143           300           106,200               -              -         106,500
Issuance of stock options                          -             -           120,000               -              -         120,000
Shares for services                          893,154         1,786           858,443               -              -         860,229
Issuance of shares for cash                2,315,382         4,631         1,495,369               -              -       1,500,000
Unearned compensation                              -             -                 -               -         75,891          75,891
Net loss for the period                            -             -                 -     (38,412,491)             -     (38,412,491)
                                        -------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001              34,176,343      $ 69,333       $49,633,286    $(47,442,947)    $  (13,879)    $ 2,245,793
                                        -------------------------------------------------------------------------------------------

Issuance of shares for cash                3,861,284         7,723         1,586,827               -              -       1,594,550
Shares for services                        1,362,115         2,724           709,329               -              -         712,053
Shares for debt                            2,504,966         5,010         1,514,415               -              -       1,519,425
Shares for technology acquisition          4,291,334         8,583         3,081,177               -              -       3,089,760
Re-issue of founders shares                   50,000           100            38,400               -              -          38,500
Shares for financing services                424,041           848           173,009               -              -         173,857
Issuance of warrants                               -             -            40,500               -              -          40,500
Unearned compensation                              -             -                 -               -         13,879          13,879
Conversion inducement                              -             -           888,548                                        888,548
Net loss for the period                            -             -                 -     (12,233,832)             -     (12,233,832)
                                        -------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2002             46,670,083      $ 94,321       $57,665,491    $(59,676,779)    $        -     $(1,916,967)
                                        ===========================================================================================


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

These statements are prepared using Generally Accepted Accounting Principles as well as the terms outlined or explained in the year-end 10-KSB filing.

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

NOTE 2 - BANKRUPTCY PROCEEDINGS AND UNCERTAINTY ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

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

The Company is in the development stage and has not realized any revenues, has incurred losses and had negative cash flows from operations in the first nine months of 2002 and each year since its inception. The Company's efforts have been focused on the development of its technologies and raising capital necessary to finance its development and administrative activities. To date, a substantial portion of its activities have been paid for by the issuance of common shares, options and warrants.

On November 13, 2002 (the "Petition Date"), the Company and it's wholly-owned subsidiary, Carbon Resources Limited ("Carbon"), each voluntarily filed a petition of creditor protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court, Southern District of New York (the "Bankruptcy Court"). The Company and Carbon (the "Debtors") are presently operating their businesses as debtors-in-possession, and their Chapter 11 proceedings are being jointly administered for procedural purposes. SynGen Technologies Limited, a wholly-owned subsidiary of the Company, and Lanisco Holdings Limited, a wholly-owned subsidiary of Carbon, were not included in the Chapter 11 filing.

The Company is reorganizing its affairs under the protection of Chapter 11 and will propose a plan of reorganization for itself and other filing subsidiaries to be submitted to the Bankruptcy Court for confirmation after submission to any vote and approval required by affected parties. During the pendency of these proceedings, the Company will continue to operate its business, including seeking to commercialize its technologies, while working to restructure its liabilities. On November 20, 2002, the Bankruptcy Court approved an interim loan to the Company of approximately $76,000 by an unaffiliated party. The loan matures in one year and bears interest at 12% per annum. However, the Company's ability to operate while in Chapter 11 and complete the Chapter 11 process is dependent on obtaining additional financing, which is subject to Bankruptcy Court approval. There can be no assurance the Company will be able to reach agreement on the terms of a financing or that the Bankruptcy Court will approve a financing.

The conditions described above raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course, which would require the raising of additional capital sufficient to finance its development activities and administrative costs during the Chapter 11 process and beyond. However, there can be no assurance that the Company will be able to raise the necessary additional capital or successfully complete the development of its technologies. If these assumptions were determined to no longer be appropriate, the going concern basis would no longer be appropriate and the assets and liabilities would be adjusted to their liquidation values. In addition, even if the Company continues as a "going concern", the amounts reported in our financial statements could change materially as a result of a plan of reorganization.

NOTE 3 - INVESTMENTS, ACQUISITIONS AND TECHNOLOGY DEVELOPMENT

Investments reported on the Consolidated Balance Sheet of the Company include the following:


                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                              2002                 2001
                                                                     ----------------------------------------
Investment in SynGen Technology (See Note 3(a) below)                $           400,000  $         3,500,000

Investment in CPJ Technology (See Note 3(b) below)                               600,000            1,432,500

Investment in private U.S. corporation                                                 -            1,000,000
                                                                     ----------------------------------------

                                                                     $         1,000,000  $         5,932,500
                                                                     ========================================


     (a) SynGen: As at September 30, 2002 the Company has reduced its expectation of the cash flows to be received through the construction of a plant, licensing or other arrangements. Accordingly, the net book value of the Syngen technology and other associated assets has been written down to $400,000 representing management's estimate of the value of the intellectual property, equipment and other assets associated with the SynGen technology. The Company continues to actively pursue commercial opportunities related to the SynGen technology.

     (b) CPJ: During the quarter ended March 31, 2002, Synergy entered into an agreement with Texas T Petroleum Ltd. ("Texas T"), Capital Reserve Corporation, Carbon Resources Limited ("Carbon") and Pierre Jorgensen to purchase the remaining 50% of Carbon from Texas T. The details of this agreement are as follows:

             1) Texas T transferred to Synergy all of its right, title and interest in and to the Carbon stock.

             2) Synergy issued to Texas T 400,000 shares common stock of Synergy.

             3) Synergy also issued in the name of Texas T 1,900,000 common shares of Synergy and delivered the stock to an escrow agent to be held pursuant to an escrow agreement.

         Under the terms of an agreement entered into September 2000 to renegotiate the terms of the royalty agreement, the Company and Texas T had each issued shares to Mr. Jorgenson together with a commitment to make up the difference between the proceeds received on the sale of shares and $1 million. As at December 31, 2001 the Company had accrued $370,000 for its share of the shortfall between the value of the shares and $500,000. In connection with the acquisition of the additional shares of Carbon, the Company assumed the remaining 50% of this obligation to Mr. Jorgenson, agreed to an increase in the minimum value to $1,100,000, and issued an additional 1,491,334 shares to Mr. Jorgenson for settlement of this obligation. Shares issued to Mr. Jorgenson in excess of those required to achieve the committed resale proceeds of $1,100,000 will be returned to the Company. A value of $1,073,760 was attributed to this transaction based on the five-day average share price of $0.72 per share. An additional 500,000 shares were issued in order to replace the 500,000 Capital Reserve Corporation shares that were returned to Texas T pursuant to the purchase agreement. A value of $360,000 was attributed to this transaction based on a five-day average share price of $0.72 per share.


         This transaction closed on March 5, 2002. Up to that date the investment in Carbon was recorded using the equity method. From the closing date forward Carbon has been recorded using the consolidation method. The investment in private US Corporation at December 31, 2001 was eliminated upon the closing of this agreement.

         As at September 30, 2002 the Company has reduced its expectation of the cash flows to be received through the construction of a plant, licensing or other arrangements. Accordingly, the net book value of the CPJ technology and other associated assets has been written down to $600,000 representing management's estimate of the value of the intellectual property, equipment and other assets associated with the CPJ technology. The Company continues to actively pursue commercial opportunities related to the CPJ technology.

     (c) Investment in Drake Synergy Petroleum as at September 30, 2002:


--------------------------------------------------------------------------------------------
      |X|      Shares of Drake Synergy Petroleum Ltd.
                       2,500,000  shares  valued at Naira  1.00 per share          22,104
      |X|      Advances to Drake Synergy Petroleum                                121,813
      |X|      50% of net liabilities of Drake Synergy Petroleum                  (93,497)
                                                                         -------------------
                                                                         $         50,420
--------------------------------------------------------------------------------------------


NOTE 4 - RELATED PARTY TRANSACTIONS


         During the quarter ended September 30, 2002, the Company renegotiated the Consulting Agreement with Huntingtown Associates, LLC (a Connecticut corporation) of which Mr. Baumert is the sole proprietor and a member of the Company's Board of Directors. Huntingtown Associates charges consulting services provided by Mr. Baumert at a rate per day of $350 in cash and 3,000 options to purchase the Company's common stock at a price of $0.72 per share. At September 30, 2002 an amount of $14,481 remained due and payable to Huntingtown Associates.

NOTE 5 - RECEIVABLES

         Certain expenses for services rendered and supplies acquired in Canada are subject to a federal Goods and Services Tax of 7% which is refundable to the Company in Canadian Dollars upon filing of a GST return. Total receivables include a GST refund due to the Company of $3,140.

NOTE 6 - CURRENT LIABILITIES

(a) Accrued expenses: In connection with the acquisition by the Company in the first quarter of 2002 of the remaining 50% of the shares of Carbon it did not own, the Company agreed to issue 1,491,334 common shares to Mr. Jorgensen for resale by him. In the event that Mr. Jorgensen realizes proceeds of $1,100,000 from the sale of these shares as well as the sale of certain other shares previously issued by the Company to Mr. Jorgensen, he is required to return any unsold shares to the Company. In the event the sale of these shares and the shares previously issued results in proceeds of less than $1,100,000, the Company will be required to issue additional shares sufficient for Mr. Jorgensen to realize total proceeds of $1,100,000. At September 30, 2002, the Company recorded a liability of $895,900 to Mr. Jorgensen because, based on the closing stock price on that date of $0.08 per share, the value of the shares held by Mr. Jorgensen on that date was $895,900 less than our remaining obligation to Mr. Jorgensen.

(b) Notes payable: Notes payable includes $210,000 of convertible promissory notes whose holders have requested repayment under the terms of the notes

(c) Accrued interest on notes: Interest in the amount of $51,247, related to the convertible promissory notes, plus $1,411 related to a Company employee loan, has been accrued to September 30, 2002.


NOTE 7 - LONG TERM LIABILITIES

(a) Notes payable includes $1,005,000 of convertible promissory notes. These notes accrue interest at the rate of 10% per annum, payable quarterly, and mature in 2005.

(b) Notes payable also includes a loan from a Company employee for $80,000. This loan bears interest at the rate of Prime plus one percent per annum and is due by December 9, 2003.

NOTE 8 - COMMON STOCK

(a) Cash proceeds of $500,000 were received during the quarter ended September 30 for the purchase of 1,246,884 shares at a price of $0.401 per share. These shares were issued pursuant to a private placement with one of the company's institutional shareholders.

(b) Cash proceeds of $315,000 were received during the quarter ended September 30 for the purchase of 1,575,000 shares at a price of $0.20 per share. These shares were issued pursuant to a private placement with one of the company's institutional shareholders as well as a third party individual.

(c) 130,110 shares were issued to certain firms for services provided to the Company. The shares are recorded in the Consolidated Statement of Operations as a General and administrative expense at the five-day average trading value of the stock on the date of execution of the settlement agreements. A value of $64,675 is recorded in the statements relating to these transactions.

(d) On September 2, 2002 the Company extended the consulting agreement with William R. Engles, Jr. to serve an additional 17 weeks as our Acting Chief Financial Officer. The agreement includes the grant of 130,000 options to purchase shares of common stock of the Company at a strike price of $0.72. The options shall vest at a pro rata rate over 17 weeks from September 2, 2002 and shall have a term of 10 years. We have agreed to register all shares issued to Mr. Engles pursuant to this agreement and all shares underlying his option for public resale under the Securities Act of 1933. All other terms and conditions shall be as described in the original Agreement.

(e) As of June 30, 2002, holders of notes in the amount of $1,252,350, inclusive of accrued interest agreed to exchange their notes into securities of the Company. For every $3 of principal and interest accrued thereon the Company issued a new unit comprised of the following:

         o    5 shares of our common stock.
         o 3 warrants, each entitling the holder to purchase 1 share of common stock at an exercise price of $0.90 per share for a period of 5 years after the date of issue.

         In exchange for the notes mentioned above, the Company issued 2,087,250 shares and 1,252,350 warrants during the quarter ended June 30, 2002. The total amount of principal and interest has been removed from the liabilities and recorded in the equity section of the Balance Sheet. In addition, a value of $888,548 has been recorded as an expense in the Consolidated Statement of Operations relating to the fair value of additional securities issued to induce conversion of debt.

WARRANTS
--------

The following table summarizes the warrants issued, exercised and expired during the nine months ended September 30, 2002 and the fiscal year ended December 31, 2001 and those warrants which remain outstanding as at September 30, 2002:

Balance at December 31, 2000                                                                     914,666
Warrants issued during 2001
     At $1.30 per share                                                                        2,315,382
     At $3.00 per Unit                                                                         1,264,000
     At $3.50 per share                                                                                -
Warrants expired unexercised during the period, $1.00 per share                                 (130,000)
                                                                                     --------------------

Warrants to purchase common shares, balance at December 31, 2001                               4,364,048
Warrants issued during the nine months ended September 30, 2002
      At $1.00 per share                                                                         470,000
      At $0.02 per share                                                                          50,000
      At $0.72 per share                                                                         612,306
      At $0.90 per share                                                                       1,352,350
      At $3.00 per share                                                                          15,000
                                                                                     --------------------
Outstanding at September 30, 2002                                                              6,863,704
                                                                                     ====================


STOCK OPTIONS
-------------

The Company has six stock option plans outstanding. The 2002 Stock Option Plan was approved by shareholders on February 18, 2002 authorizing a maximum of 10,000,000 options.

On September 2, 2002 the Company granted Mr. Bill Engles 130,000 options at an exercise price of $0.72 per share. The options vest at a pro-rata rate over 17 weeks from the grant date and shall have a term of 10 years. We have agreed to register all shares underlying this option for public resale under the Securities Act of 1933.

Options granted to employees and directors for their services as directors and employees are accounted for using the intrinsic value method. There was no value attributed to options granted during the quarter.


The following table summarizes the status of the Company's stock options as at September 30, 2002:


                                                                                                    WEIGHTED
                                                                       SHARES                       AVERAGE
                                                                                                 EXERCISE PRICE
                                                                   ---------------------------------------------
Outstanding at end of year, December 31, 2000                            2,795,000           $              1.05
  Granted during 2001                                                      325,000                          1.31
  Cancelled during 2001                                                  (335,000)                          1.10
  Exercised during 2001                                                    (5,500)                          1.00
                                                                   ---------------------------------------------

Outstanding at end of year, December 31, 2001                            2,779,500           $
                                                                                                            1.08
Granted during the nine months ended September 30, 2002                  4,938,000                          0.73
                                                                   ---------------------------------------------
Outstanding at September 30, 2002                                        7,717,500           $              0.86
                                                                   =============================================



NOTE 9 - SUBSEQUENT EVENTS

Bankruptcy proceedings
----------------------
On November 13, 2002 (the "Petition Date"), the Company and it's wholly-owned subsidiary, Carbon Resources Limited ("Carbon"), each voluntarily filed a petition of creditor protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court, Southern District of New York (the "Bankruptcy Court"). The Company and Carbon (the "Debtors") are presently operating their businesses as debtors-in-possession, and their Chapter 11 proceedings are being jointly administered for procedural purposes. SynGen Technologies Limited, a wholly-owned subsidiary of the Company, and Lanisco Holdings Limited, a wholly-owned subsidiary of Carbon, were not included in the Chapter 11 filing.

The Company is reorganizing its affairs under the protection of Chapter 11 and will propose a plan of reorganization for itself and other filing subsidiaries to be submitted to the Bankruptcy Court for confirmation after submission to any vote and approval required by affected parties. During the pendency of these proceedings, the Company will continue to operate its business, including seeking to commercialize its technologies, while working to restructure its liabilities. In the Chapter 11 proceeding, substantially all unsecured and undersecured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote and approval by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Company will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 proceeding. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.

All of the Company's liabilities are unsecured liabilities. However, on September 10, 2002, Texas T Petroleum Ltd. ("Texas T") filed UCC statements in Colorado and Texas claiming a secured interest in the Company's CPJ heavy oil technology. Texas T has filed a claim against Synergy seeking the conveyance of the CPJ technology. As part of that claim, Texas T contends it has a security interest in the CPJ technology by virtue of the agreement pursuant to which Synergy acquired Texas T's interest in Carbon. Synergy believes Texas T's claim is without merit and has asked the Bankruptcy Court to declare Texas T's alleged security interest invalid.

Under the United States Bankruptcy Code, the Debtors may elect to assume or reject leases, employment contracts, service contracts and other pre-Petition Date executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of executory contracts will be subject to separate bar dates. The Debtors are reviewing all executory contracts for assumption or rejection. The Debtors have applied to the Bankruptcy Court to reject the lease of its facility in Calgary and may make additional applications to reject executory contracts.

As a result of the Chapter 11 filings, no principal or interest payments will be made on pre-Petition Date debt obligations without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been submitted to any required vote and approval of affected parties, has been confirmed by the Bankruptcy Court, and has become effective.

Form S-8
--------
On October 11, 2002, Synergy completed the registration of Form S-8 for an aggregate of 1,638,952 shares to various parties for services provided to the Company. These shares were issued at the five-day average trading value, $0.05 per share, of the stock on the date of execution of the agreement.

Private Investment
------------------
On November 12, 2002, James Nielson, a current member of the Board of Directors, advanced $50,000 to the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES


(a) Operating Lease - Effective September 1, 2000 the Company entered into a five-year non-cancelable lease which provided for monthly lease payments, including operating costs, of $19,171. Minimum future rental payments under this lease with remaining terms in excess of one year are as follows:

2002      57,513
2003     230,052
2004     230,052
2005     153,368

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Bankruptcy Proceedings
----------------------
On November 13, 2002 (the "Petition Date"), the Company and it's wholly-owned subsidiary, Carbon Resources Limited ("Carbon"), voluntarily filed a petition of creditor protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court, Southern District of New York (the "Bankruptcy Court"). The Company and Carbon (the "Debtors") are presently operating their businesses as debtors-in-possession, and their Chapter 11 proceedings are being jointly administered for procedural purposes. SynGen Technologies Limited, a wholly-owned subsidiary of the Company, and Lanisco Holdings Limited, a wholly-owned subsidiary of Carbon, were not included in the Chapter 11 filing.

The Company is reorganizing its affairs under the protection of Chapter 11 and will propose a plan of reorganization for itself and other filing subsidiaries to be submitted to the Bankruptcy Court for confirmation after submission to any vote and approval required by affected parties. During the pendency of these proceedings, the Company will continue to operate its business, including seeking to commercialize its technologies, while working to restructure its liabilities. As a result of the Chapter 11 process, the Company's plans and objectives, as described under "Overview and Plan of Operation" are subject to change.

Overview and Plan of Operation
------------------------------
We are addressing problems that historically have affected the petroleum and petrochemical industries. We offer these industries advanced technologies and processes by which oil and gas producers can economically enter markets which heretofore have been unattractive for reasons of production costs, end price, logistics or environmental issues.

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

     o In July 2002, we agreed with Nielson & Associates, Inc., an oil and gas exploration and production company of which James Nielson, one of our directors is the principal shareholder, to establish a joint venture company to finance (or cause to be financed), build and operate an approximately 1,000 or greater barrel per day heavy oil upgrading facility or facilities in Wyoming and/or Montana. The Company agreed to license the CPJ technology to the joint venture company, and Nielson & Associates agreed to provide the oil well or wells and necessary land or lands for the facility or facilities to the joint venture company.

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

Liquidity and Capital Resources
-------------------------------
Summary of Working Capital and Stockholders' Equity

At September 30, 2002, we had negative working capital of $1,932,899 and negative stockholders' equity of $1,916,967 compared with negative working capital of $3,594,542 and positive stockholders' equity of $2,245,793 as of December 31, 2001. For the three-month period ended September 30, 2002, our stockholders' equity decreased $7,917,241 for the following reasons: First, the write-down of technology assets as a result of the stringent conditions placed on technology companies to quantify their asset values, and second, we were unable to obtain infusions of additional capital in amounts sufficient to fund our operating losses. For the three-months ended September 30, 2002, cash flows from operating activities were negative $787,286, compared with negative $766,331 for the three months ended September 30, 2001, cash flows from investing activities were Nil compared with negative $12,137, and cash flows provided by financing activities were $815,000 compared with $970,170 over the same periods.

Convertible Debentures

During the quarter ended September 30, 2002, the Company paid $225,138 in cash for interest earned to holders of convertible promissory notes in the principal amount of $1,005,000.

Certain holders of convertible promissory notes issued by the Company in 2000 elected in June and July, as provided in the notes, to receive repayment of their principal plus accrued interest. The terms of the notes provide that these payments are due 90 days following the repayment election and that the Company has an additional 30 days in which to cure any default with respect to these payments. The total amount of principal and interest owed to these note holders is $254,100. Of the total amount owed, $108,900 became due in September, and the cure periods for these payments have expired. The Company has not made these payments and has received written notice from the holders of these Notes demanding payment of the amounts due them. The cure periods for an additional $145,200 in payments owed to holders expired in November. The Company has received written notice from one of these holders demanding payment of the $36,300 due them.

Settlement Payment

As part of the settlement of a lawsuit earlier this year, Synergy agreed to pay certain parties $50,000. That payment was due on October 11 but has not been made.

Financing Activities

During the three months ended September 30, 2002, our primary financing activities included:

     o On July 9, 2002 we completed an offering of 1,246,884 shares of our common stock at a price of $0.401 per share. We received total gross proceeds from the offering of $500,000. We used the proceeds from this offering for working capital and general corporate purposes.

     o On September 4, 2002, we completed an offering of 1,575,000 shares of our common stock at a price of $0.20 per share. We received total gross proceeds from the offering of $315,000. We used the proceeds from this offering for working capital and general corporate purposes.

On November 13, 2002, the Company filed for protection from creditors under Chapter 11. During the pendency of these proceedings, the Company will continue to operate its business, including seeking to commercialize its technologies, while working to restructure its liabilities. On November 20, 2002, the Bankruptcy Court approved an interim loan to the Company of approximately $76,000 by an unaffiliated party. The loan matures in one year and bears interest at 12% per annum. However, the Company's ability to operate while in Chapter 11 and complete the Chapter 11 process is dependent on obtaining additional financing, which is subject to Bankruptcy Court approval. There can be no assurance the Company will be able to reach agreement on the terms of a financing or that the Bankruptcy Court will approve a financing.

On June 20, 2002, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to purchase certain predefined amounts of our common stock over time. The terms of our agreement with Fusion provide that, if the Company files for protection under Chapter 11, the agreement automatically terminates.

Even assuming the Company is successful in obtaining financing for its operations during the Chapter 11 process, the Company's ability to execute its plan significantly depends on its ability to raise additional funds from sources other than operations. The Company's future liquidity and capital requirements will depend on a number of factors, including its ability to raise additional capital in a timely manner through additional investment and its ability to generate market interest in its technologies.

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

ITEM 3. CONTROLS AND PROCEDURES

The chief executive officer and the acting chief financial officer, with the assistance of key employees throughout the company, including its subsidiaries, have evaluated the company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon the results of such evaluation, the chief executive officer and acting chief financial officer have concluded that such disclosure controls and procedures are adequate. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are the company's controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 17, 2002, Texas T Petroleum, Ltd. ("Texas T") filed a Statement of Claim in the Court of Queen's Bench of Alberta (Canada), Judicial District of Calgary seeking to cause Synergy to convey its CPJ heavy oil technology to Texas
T. Texas T based its claim on the March 2002 agreement (the "Agreement") pursuant to which Synergy purchased Texas T's 50% interest in Carbon Resources Limited ("Carbon"), the company which owned the CPJ technology. Specifically, Texas T is relying on a provision of the Agreement which states that if "Synergy should become bankrupt, insolvent or otherwise become financially incapable of commercially exploiting the CPJ Technology, then in that event, it shall transfer the CPJ Technology to Texas T." Texas T claimed in its filing that Synergy had become bankrupt, insolvent or otherwise financially incapable of commercially exploiting the CPJ Technology. Texas T further alleged that its damages were impossible to calculate, and it sought an order requiring Synergy to convey the technology to Texas T. Synergy responded to Texas T's claim on November 13, 2002.

Texas T names as defendants in its suit the Company, Carbon, which is a wholly-owned subsidiary of Synergy, and Lanisco Holdings Limited ("Lanisco"), which is a wholly-owned subsidiary of Carbon. Lanisco has no assets or operations. On November 13, 2002, the Company and Carbon voluntarily filed a petition of creditor protection under Chapter 11 of the United States Bankruptcy Court, Southern District of New York. Generally, all pending litigation against the Debtors is stayed while the Debtors operate their business as debtors-in-possession and prepare a plan of reorganization. The Company has filed an application in the Alberta court requesting that the Alberta court recognize the stay provisions of U.S. bankruptcy law with respect to Texas T's claims against the Company and Carbon.

ITEM 2. CHANGES IN SECURITIES

(a)  N/A

(b)  N/A

(c) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 9, 2002, Synergy completed a private placement of 1,246,884 shares of common stock pursuant to Rule 506 of Regulation D promulgated by the SEC under the Securities Act of 1933. The offering was made and sold to accredited investors (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act) to 15 persons. The Company raised an aggregate of $500,000. Synergy paid no commissions in connection with the placement of these securities. The Company used the proceeds derived from this offering for working capital and general corporate purposes.

On August 1, 2002, the Company issued 67,110 shares of common stock pursuant to Form S-8 to one consultant. These shares were issued for services provided to the Company during the year 2002.

On August 31, 2002, the Company issued 63,650 shares of common stock to Pendleton, Friedberg, Wilson & Hennessey, P.C. pursuant to terms of a settlement agreement between the parties dated January 11, 2002, as reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The Company issued the shares pursuant to Rule 4(2) of the Securities Act of 1933.

On September 4, 2002, Synergy completed a private placement of 1,575,000 shares of common stock pursuant to Rule 506 of Regulation D promulgated by the SEC under the Securities Act of 1933. The offering was made and sold to accredited investors (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act) to 15 persons. The Company raised an aggregate of $315,000. Synergy paid no commissions in connection with the placement of these securities. The Company used the proceeds derived from this offering for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As noted above, certain holders of convertible promissory notes issued by the Company in 2000 elected in June and July, as provided in the notes, to receive repayment of their principal plus accrued interest. The terms of the notes provide that these payments are due 90 days following the repayment election and that the Company has an additional 30 days in which to cure any default with respect to these payments. The total amount of principal and interest owed to these note holders is $254,100. Of the total amount owed, $108,900 became due in September, and the cure periods for these payments have expired. The Company has not made these payments and has received written notice from the holders of these Notes demanding payment of the amounts due them. The cure periods for an additional $145,200 in payments owed to holders expired in November. The Company has received written notice from one of these holders demanding payment of the $36,300 due them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

          99.    Additional Exhibits

     Exhibit 99.1 Certification Under Section 906 of Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     We filed one Current Report on Form 8-K during the third quarter of 2002 dated October 23, 2002 (filed with the SEC on October 24, 2002). This report reported events under Item 5 on Form 8-K.

SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER OF THE COMPANY

The following pages include the Signatures page for this Form 10-QSB, and the Certification of the Chief Executive Officer (CEO) of the company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting. Item 3 of Part I of this Quarterly Report presents the conclusions of the CEO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYNERGY TECHNOLOGIES CORPORATION

Date: November 19, 2002             By: /s/ Barry Coffey
                                       -----------------
                                    Barry Coffey
                                    Chief Executive Officer

CERTIFICATION

I, Barry Coffey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Synergy Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002              By: /s/ Barry Coffey
                                        -----------------
                                     Barry Coffey
                                     Chief Executive Officer