Form 10KSB
period 2002-12-31
SYNERGY TECHNOLOGIES CORP
filed 2003-05-19
CIK 1080634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to _____________

                        Commission file number: 02-26721

                        SYNERGY TECHNOLOGIES CORPORATION
                 (Name of small business issuer in its charter)

         Colorado                                     84-1379164
         --------                                     ----------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

333 East 53rd Street, # 7E, New York, NY        10022
 (Address of principal executive offices)       (Zip code)

Issuer's telephone number, including area code: (212) 207-6655

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

     (Title of class)               (Name of each exchange on which registered

100,000,000 shares of Common Stock, par value $0.002
----------------------------------------------------

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

State issuer's revenues for its most recent fiscal year:  $0.

The aggregate market value of shares of common held by non-affiliates of the registrant on May 5, 2003 was $32,923.02.

      (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. [ ] Yes    [ ] No

The number of shares outstanding of issuer's class of common equity at May 5, 2003 was 48,005,521.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): [ ] Yes   [X] No

ITEM 1. DESCRIPTION OF BUSINESS

Filing of Bankruptcy Petition.

            As previously reported, on November 13, 2002 (the "Petition Date"), Synergy Technologies Corporation ("we," "us," "Synergy" or the "company") and it's wholly-owned subsidiary, Carbon Resources Limited ("Carbon"), each filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). After November 13, 2002, we and Carbon operated our respective businesses as debtors-in-possession. On March 12, 2003, we sold substantially all of our assets to a third party for the sum of $300,000 in cash plus the forgiveness of $527,783 in secured debt and accrued interest incurred subsequent to the Petition Date. Thereafter, we and Carbon ceased operations. The asset sale was completed in accordance with the Bankruptcy Code and pursuant to an order of the Bankruptcy Court. Since the asset sale, we have conducted no operations other than in accordance with, and as required by, the Bankruptcy Code.

            The company expects to file a plan of reorganization and disclosure statement with the Bankruptcy Court, which plan of reorganization is subject to both creditor and Bankruptcy Court approval. Such plan and disclosure statement will provide the framework for how the company will deal with its creditors and shareholders in bankruptcy and the manner in which the company will be restructured upon its emergence from bankruptcy. We cannot be certain that the plan of reorganization will be approved by the relevant parties and approved by the Bankruptcy Court.

            Until a plan or reorganization is confirmed, we can not make any statements regarding our future operations, management, capital requirements or sources of capital.

            The financial statements included in this Form 10-KSB have been prepared on the basis of our not operating as a going concern, and the assets and liabilities have been adjusted to reflect the consideration received from the March 12, 2003 sale.

            Prior to filing for protection under the Bankruptcy Code, Synergy and its subsidiaries had engaged in the commercialization of two proprietary and patented processes for use in the oil and gas industry. We lacked sufficient capital resources to successfully commercialize these technologies and never generated any revenues from sales or licenses of them. We were unable to obtain additional funding to continue our development and commercialization efforts.

Employees

            As of May 7, 2003, we had no full-time employees and 2 part-time employees.

Risk Factors

We currently have no business operations and no ability to generate revenues and our future operations are uncertain; therefore, an investment in our common stock is highly speculative and you may lose the entire amount of your investment.

            Since we sold our assets in March 2003, we have not conducted any business operations and do not have any means of generating revenues. Our only asset is cash received from the sale of assets in March 2003, which likely will be distributed to creditors upon the confirmation of a plan of reorganization. We can not speculate what, if any, operations the company will engage in when it emerges from bankruptcy. Accordingly, an investment in our common stock is highly speculative.

Holders of the common stock should be prepared to lose the entire value of their investment in the company's stock.

There is a limited trading market for our common stock and holders of the stock may not be able to sell their shares when they desire.

            Our common stock is admitted for quotation on the Over the Counter Electronic Bulletin Board. Since we filed for protection under the Bankruptcy Code, there has been limited trading volume in our stock. Since the company conducts no operations and is essentially inactive, this condition may continue for the foreseeable future. Because the common stock is thinly traded, holders may not be able to liquidate their stock when they desire.

Cautionary Statement Regarding Forward-Looking Statements

         This Annual Report and the exhibits hereto may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to the company's bankruptcy proceedings, among other factors not currently known to management.

ITEM 2. DESCRIPTION OF PROPERTY

            On March 12, 2003, we sold all of our assets pursuant to Bankruptcy Court order in accordance with the authority of the Bankruptcy Court hearing our petition under Chapter 11 of the Bankruptcy Code. As of the date hereof, we neither own nor lease any tangible or intangible properties. We are utilizing the offices of one of our executive officers at no charge until further notice. This office is located at 333 West 53rd Street, # 7E, New York, New York 10022.

ITEM 3. LEGAL PROCEEDINGS

            On October 17, 2002, Texas T Petroleum, Ltd. ("Texas T") filed a Statement of Claim in the Court of Queen's Bench of Alberta (Canada), Judicial District of Calgary seeking to cause Synergy to convey its heavy oil technology (the "Technology") to Texas T (the "Texas T Suit"). Texas T based its claim on an agreement executed in March 2002 pursuant to which Synergy purchased Texas T's 50% interest in Carbon, the company which owned the Technology.

            Subsequent to the filing for relief under Chapter 11 of the Bankruptcy Code, Synergy and Carbon commenced an adversary proceeding against Texas T wherein they sought: (a) avoidance of the claims to the Technology made by Texas T in the Texas T Suit because they amounted to "preferences" under the Bankruptcy Code; (b) termination of certain of Texas T's claims on the grounds that Texas T had no security interest in any assets of Synergy or Carbon; and
(c) a declaratory judgment that Texas T had no security interest in the Technology it was claiming or any other assets of Synergy or Carbon. Synergy and Carbon prevailed in a motion requesting that the court grant summary judgment with respect to its claims and the Bankruptcy Court ordered and determined that
(i) Texas T had no security interest in the Technology or in any other asset of either Synergy or Carbon; (ii) the Technology is the property of Synergy's and Carbon's bankruptcy estates; (iii) the claims previously filed by Texas T were defective and invalid; and (iv) Synergy and Carbon were authorized to prepare and file the documents necessary to terminate Texas T's claims in the states in which they were filed.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Synergy's Common Stock.

            Our common stock trades on the OTC Bulletin Board under the trading symbol OILS. The prices set forth below reflect the quarterly high and low bid prices for shares of our common stock during the last two fiscal years as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

2002                                                 HIGH            LOW

Fourth Quarter                                      $0.02           $0.012
Third Quarter                                       $0.17           $0.065
Second Quarter                                      $0.57           $0.35
First Quarter                                       $1.10           $0.57

2001                                                 HIGH            LOW

Fourth Quarter                                      $0.97           $0.60
Third Quarter                                       $1.18           $0.57
Second Quarter                                      $1.43           $0.58
First Quarter                                       $2.25           $0.75

              As of May 7, 2003, there were 15 market makers in Synergy's common stock. The last available reported trade by the OTC Bulletin Board prior to the filing of this report was May 15 2003, at $0.004 per share. As of June 30, 2002, there were approximately 2,430 holders of record of Synergy's common stock.

            Synergy has not paid any cash dividends to its shareholders during its last two fiscal years or at any other time.

Recent Sales of Unregistered Securities

            Sets forth below is information regarding the sale of equity securities of our company during the period covered by this report that were not registered under the Securities Act of 1933 (the Securities Act) and not included in any other report filed by Synergy with the Securities and Exchange Commission prior to the date hereof.

            On September 4, 2002, Synergy completed a private placement of 1,575,000 shares of common stock pursuant to Rule 506 of Regulation D promulgated by the SEC under the Securities Act of 1933. The offering was made and sold to four accredited investors (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act), three of which were affiliates of the company at the time of the investment. The company raised an aggregate of $315,000. Synergy paid no commissions in connection with the placement of these securities. The Company used the proceeds derived from this offering for working capital and general corporate purposes.

ITEM 6. PLAN OF OPERATION

            In November 2002, we filed for protection under Chapter 11 of the Bankruptcy Code and sold substantially all of our assets in March 2003 under the auspices and with the approval of the Bankruptcy Court hearing our petition. We do not currently engage in any business operations and can not make any statements regarding our future operations, management, capital requirements or sources of capital.

ITEM 7. FINANCIAL STATEMENTS

            We submit with this report the financial statements and related information listed in the Index to Financial Statements on page F-1 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant's Certifying Accountant

            By letter dated April 11, 2003, KPMG LLP notified us that it discontinued serving as our independent accountant, effective immediately, because we no longer conducted any operations in Canada.

            On April 8, 2003, Geoffrey Albers, an individual seeking to acquire a controlling interest in our company in accordance with a confirmed plan of reorganization by the United States Bankruptcy Court hearing our petition under the Bankruptcy Code, engaged Demetrius & Company, L.L.C. ("Demetrius & Company") as the independent accountant to audit our financial statements for the period ended December 31, 2002 and to review the quarters ended March 31, 2003 and ending June 30, 2003.

            The KPMG LLP reports on our financial statements for years ended December 31, 2001 and 2000, being the last two fiscal years during which it served as our independent accountant, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, KPMG LLP did modify its opinion due to going concern uncertainties.

            During the two fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through April 11, 2003, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference thereto in their report on the financial statements for such years.

            During the two fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through April 11, 2003, there were no reportable events [as defined in Regulation S-B Item 304(a)(1)(iv)].

            During the two fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through April 11, 2003, neither Mr. Albers, the company nor anyone acting on their behalf, have consulted with Demetrius & Company regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to
Item 304 of Regulation S-B, or a reportable event, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-B.

            KPMG LLP subsequently furnished us with a letter addressed to the Securities and Exchange Commission that stated that it agreed with the above statements.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            The following table sets forth the names and ages of all directors and executive officers of Synergy as of the date of this report, indicating all positions and offices with Synergy held by each person:

NAME                     AGE       POSITION
Barry Coffey             51        Chairman, President and CEO
Thomas E. Cooley         61        Chief Technology Officer and member of the Board of Directors
Duane F. Baumert         61        Member of the Board of Directors and Audit Committee
Cameron Haworth          42        Member of the Board of Directors
James E. Nielson         70        Member of the Board of Directors and Audit Committee
James Shone              27        Member of the Board of Directors and Audit Committee
Kelly Warrack            35        Controller, Secretary-Treasurer
Graham H. Batcheler      57        Member of the Board of Directors

            The members of Synergy's Board of Directors are elected by the holders of Synergy's common stock. Cumulative voting for directors is not permitted. The term of office of directors of Synergy ends at the next annual meeting of Synergy's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in Synergy's bylaws to be held within six months of the end of each fiscal year and the last annual meeting was held on July 17, 2002. The term of office of each officer of Synergy ends at the next annual meeting of the Synergy's Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his or her successor is elected and qualified. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Synergy.

            Barry Coffey has been a member of the Board of Directors since January 2001 and was elected as the Chief Executive Officer of Synergy on January 1, 2002. Mr. Coffey is a senior human resources and operations executive with broad domestic and international experience spanning more than 20 years. He has held several senior management positions including positions with RJR Nabisco (1984-1991), Sony Corporation (1991-1995), and QED Consulting (1995-2001), a global management-consulting firm of which he was a founder and managing partner. Mr. Coffey earned a B.A. degree and a M.A. degree from Scarritt College in 1976 and 1977 and a Ph.D. (ABD) in Philosophy from Drew University in 1980.

            Thomas Cooley has been Synergy's technology director since October 1997, became a member of the Board of Directors on August 2, 2000 and serve as our Chief Executive Officer from January 16, 2001 until December 31, 2001. Mr. Cooley served as President of Kvaerner Membrane Systems, Inc. from August 1994 through October 1997. Prior thereto, from 1984 through August 1994, Mr. Cooley was the General Manager - Marketing and Engineering for Grace Membrane Systems, which was acquired by

Kvaerner in August 1994. Mr. Cooley is a registered professional engineer in the State of Texas and the Province of Alberta, Canada. Mr. Cooley holds three U.S. patents and two Canadian patents and he has had eight papers published. Mr. Cooley earned a B.A. degree in Chemical Engineering from Rice University in 1963 and a B.S. degree in Chemical Engineering from Rice University in 1964.

            Duane Baumert was elected to the Board of Directors in September 2000. Mr. Baumert has experience in the area of worldwide licensing of technology and intellectual property rights. Mr. Baumert has been the Business Director of UNICARB(R)Systems Business of the Union Carbide Corporation since 1990. Mr. Baumert has been with Union Carbide since 1966 and during that time has held the positions of Director of Marketing, National Sales Manager and International Business Director. Mr. Baumert received a B.S. in Business Administration and Management from the University of Nebraska in 1963.

            Cameron Haworth has been a Director of Synergy since December 1997. Mr. Haworth was previously employed by Schlumberger (formerly REDA Services) as a sales manager. Mr. Haworth has several years of experience in the oil and gas industry supervising and coordinating the marketing, sales and field services and order initiation for the Canadian market. Mr. Haworth has extensive experience in preparing business plans and presentation material. He was awarded a bachelor of science degree from the University of Wyoming in December 1987 and a Degree in Petroleum Technology from SAIT in 1984

            James Nielson has served on Synergy's Advisory Board from January 2000 until his election to the Board of Directors in September 2000. Mr. Nielson has been a member of the Audit Committee since March 16, 2001. Mr. Nielson was President and Chief Executive Officer of Husky Oil of Calgary, Alberta, Canada, from 1973 to 1979. In 1979, Mr. Nielson formed JN Oil and Gas, a privately owned exploration and production Company. After 12 years with JN Oil and Gas, he formed Nielson and Associates. Mr. Nielson, currently serves as a director at the American Petroleum Institute, the Shoshone First Bank of Cody, Wyoming, Y-Tex Corporation of Cody, Wyoming and Ultra Petroleum Corp.

             James Shone has been a Director of Synergy since December 1997 and has been a member of the Audit Committee since March 16, 2001. Mr. Shone is currently employed by the Business Development Bank of Canada in the finance department. Prior thereto he was employed by the Trust Company of the Bank of Montreal as a client service officer and understands the review and assessment of the financial aspects of corporate operations. Mr. Shone has knowledge of financial statement review and preparation, budgeting and financial forecasting. Mr. Shone is a graduate of McGill University with a B.Com degree in Finance in 1996.

            Graham H. Batcheler has joined our board of directors in July 2002. Most recently, since 1999, Mr. Batcheler founded and was the principal officer of TESI, a corporation that focuses on opportunities related to fuel cell energy systems, hydrocarbon to liquids processing and alternate fuels. From 1981 through 1999, he was employed by various entities within the Texaco family of corporations. During the last half of 1997, he served as President of Texaco Global Gas and Power's International Marketing & Business Development. Earlier in 1997, he was the President of Texaco Natural Gas International. From 1993 through 1997, he acted as the President of Texaco Natural Gas based in Texaco's Houston headquarters. Mr. Batcheler graduated from Loughborough University of Technology in England with a Bachelor of Technology degree in 1974.

            Kelly Warrack has been Synergy's Controller since January 2000 and was appointed Secretary-Treasurer on July 31, 2001. Mr. Warrack previously served as Divisional Controller for Tesco Corporation from June 1995 through December 1999. Prior to that, from 1988 through 1995, Mr. Warrack held positions as Accounting Supervisor and Budget Coordinator for Texaco Canada Petroleum Inc. Mr. Warrack became a Certified Management Accountant in the Province of Alberta, Canada in 1991.

Section 16(A) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. As of the date hereof, we have not received copies of any reports from the persons required by Section 16(A) to file them and believe no reports have been filed.

ITEM 10.  EXECUTIVE COMPENSATION

            The following table sets forth certain information concerning the annual and long-term compensation of the person serving as our chief executive officer during the last three years. No other executive officers received annual compensation in excess of $100,000 during the last three fiscal years.

Name and  Principal Position         Year    Salary     Other Annual     Securities Underlying Options   All Other Compensation
                                                        Compensation
Cameron Haworth,                     2000    $66,134    -                -                               -
President
John Gradek, Chief Executive         2000    $44,018    -                -                               -
Officer
Thomas E. Cooley, Chief              2000    $140,000   $10,673          250,000                         $1,583
Technology Officer
Thomas E. Cooley, Chief              2001    $140,000   $6,588           -                               $18,583
Technology Officer and Acting
Chief Executive Officer
Barry Coffey, Chief Executive        2002    $240,000   $7,126           1,500,000
Officer                                      (1)

(1) Includes (a) $75,000 in cash, (b) $90,000 applied to acquire securities in a private placement made by the company during 2002, and (c) deferred compensation of $75,000.

Option Grants in the Last Fiscal Year

            The following table presents certain information concerning stock options granted to the executives named below during the fiscal year ended December 31, 2002.

                                Individual Grants

                                                       Percent of
                             Number of                 Total
                             Securities                Options Granted
                             Underlying Options        to Employees in         Exercise Price    Expiration
Name                         Granted (Shares)          Fiscal Year             Per Share         Date
----                         -------------------       ------------------      ---------         ----
Barry Coffey (1)(3)          4,500,000                 88.7                    $0.72             12/31/2011

Graham Batcheler (2)(3)      200,000                   3.9                     $1.00             5/1/12

William Engles, Jr.          368,000                   7.2                     $0.72             12/31/12

(1)  Vests monthly over a three-year term at 150,000 options per month.

(2) Vests as to one-third of these shares on each of the first three anniversaries of the date of grant.
(3) The options terminate on the earlier of the expiration date, nine months after death or disability, 90 days after termination of employment without cause or by resignation or immediately upon termination of employment for cause.

Fiscal Year-End Option Numbers and Values

        The following table sets forth certain information concerning the number and value of unexercised options held by the executives named below for the fiscal year ended December 31, 2002. There were no stock options exercised by the executives named below during the fiscal year ended December 31, 2002.

                                    Number of Securities               Value of Unexercised
                                    Underlying Unexercised             In-the-Money Options
                                    Options at Fiscal Year-End:        at Fiscal Year-End:
Name                                Exercisable/Unexercisable          Exercisable/Unexercisable
----                                -------------------------          -------------------------
Thomas Cooley                       250,000                                        0/0

Barry Coffey                        1,500,000/3,000,000                            0/0

Graham H. Batcheler                 66,667/133,333                                 0/0

William Engles                      249,714/118,286                                0/0


 Compensation of Non-Employee Directors

            We do not compensate our Directors for participation in Board or Committee meetings. We reimbursed non-employee Directors for travel expenses for meetings attended during 2002.


            On May 2, 2002, we granted to Graham H. Batcheler, a member of our board of directors, options to purchase up to 200,000 shares of our common stock at a price of $1.00 per share for a period of ten years. Mr. Batcheler shall be entitled to exercise options to acquire 66,667 shares during the first year after the date of the option agreement, options to acquire 66,667 shares during the second year after the date of the option agreement, and options to acquire 66,666 shares during the third year after the date of the option agreement.

 Employment Agreements

            Chief Executive Officer and President

            On January 1, 2001, we entered into an agreement with Barry Coffey to serve as our Chief Executive Officer and President for a period of 3 years, automatically renewable for successive 12 month periods thereafter unless either party gives notice of its intention not to renew the agreement 60 days prior to an expiration date. We have agreed to pay to Mr. Coffey a base salary equal to $240,000 per year and to make him eligible for a bonus equal to up to 100% of that amount based upon the achievement of certain milestones to be agreed upon between Mr. Coffey and the Board of Directors. In addition, we granted Mr. Coffey options under the 2002 Stock Option Plan to purchase up to 4,500,000 options at a price of $.72 per share. An aggregate of 1,500,000 options vest to Mr. Coffey in each of the three years of the employment agreement. We also have agreed to furnish Mr. Coffey with payments to cover expenses for insurance not to exceed $20,000 per annum and to reimburse him for all reasonable expenses incurred by him in connection with maintaining his home office in New York City. The employment agreement contains customary confidentiality and non-competition clauses.

            Acting Chief Financial Officer

            On June 2, 2002, we entered into a consulting agreement with William
 R. Engles, Jr. to serve as our Chief Financial Officer. The agreement provided that Mr. Engles would furnish consulting services to Synergy consistent with the duties and responsibilities of a Chief Financial Officer. This agreement extended through September 2, 2002. We agreed to pay to Mr. Engles $1,000 per day for his services and to reimburse Mr. Engles for all out-of-pocket expenses associated with the work performed pursuant to this agreement. We also granted to Mr. Engles options representing the right to purchase 100,000 shares of common stock at an exercise price of $0.72 per share. The options have a term of 10 years. We agreed to register all shares issued to Mr. Engles pursuant to this agreement and all shares underlying his option for public resale under the Securities Act of 1933.

            On September 2, 2002, the Company extended the consulting agreement with Mr. Engles to serve an additional 17 weeks as our Acting Chief Financial Officer. The agreement included the grant of 130,000 options to purchase shares of common stock of the Company at an exercise price of $0.72. All other terms and conditions are as described in the original agreement with Mr. Engles.

            On December 9, 2002, the Company extended the consulting agreement with Mr. Engles to serve as our Acting Chief Financial Officer until May 2, 2003. The agreement includes the grant of 138,000 options to purchase shares of common stock of the Company at a strike price of $0.72, vesting pro-rata over the term of the agreement. All other terms and conditions shall be as described in the original Agreement.

            Mr. Engles discontinued rendering services to Synergy on May 2, 2003.

2002 Stock Option Plan.

            On December 14, 2001, the Board of Directors adopted the 2002 Stock Option Plan ("Plan") to take effect on January 1, 2002, subject to the approval of the shareholders. Our shareholders approved the Plan at the Special Meeting of Shareholders held on February 18, 2002.

            The following is a brief summary of the Plan, which was designed to enhance our long-term profitability and shareholder value by aligning the interests of selected directors, officers, employees and consultants with our performance targets.

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

            Options granted pursuant to the Plan may be designated as incentive stock options ("ISO"), with the attendant tax benefits provided under Sections 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value determined at the time an ISO is granted of the common stock subject to incentive stock options exercisable for the first time by an employee during any calendar year under all our plans may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

Equity Compensation Plan Information

            The following table sets forth certain information concerning the company's existing stock option plans for the fiscal year ended December 31, 2002.

                            Equity Compensation Plan Information
----------------------- ------------------- -------------------- ---------------------
                        (a)                 (b)                  (c)
----------------------- ------------------- -------------------- ---------------------
Plan Category           Number of           Weighted-average     Number of
                        securities to be    exercise price of    securities available
                        issued upon         outstanding          for future issuance
                        exercise of         options, warrants    under equity
                        outstanding         and rights           compensation
                        options, warrants                        plans [excluding
                        and rights                               securities reflected
                                                                 in column (a)]
----------------------- ------------------- -------------------- ---------------------
Equity                  4,548,881 (1)       $0.93                4,924,000
compensation
plans approved
by security holders

----------------------- ------------------- -------------------- ---------------------
Equity                  6,163,704 (2)       $1.56                N/A
compensation
plans not approved
by security holders
----------------------- ------------------- -------------------- ---------------------
Total                   10,712,585          $1.29                4,924,000
----------------------- ------------------- -------------------- ---------------------

 (1) Table does not include options to purchase shares of common stock which had not vested at December 31, 2002.

(2)  Consists of warrants to purchase shares of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth, as of May 7, 2003, certain information with respect to the beneficial ownership of shares of common stock by (i) officer of our company, (ii) each director of our company, (iii) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, and (iv) our directors and executive officers as a group.

            For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of May 7, 2003. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on May 7, 2002 and the total number of shares that various people then had the right to acquire within 60 days.

                                    NUMBER
BENEFICIAL OWNER                   OF SHARES          PERCENT OF CLASS
----------------                   ---------          ----------------

Barry Coffey  (1)                  2,775,000               5.5%
Thomas Cooley (2)                   709,048                1.5%
Duane F. Baumert (3)                365,500                0.8%
Cameron Haworth  (4)                275,537                0.6%
James E. Nielson (5)                703,847                1.5%
James Shone (6)                     154,400                0.3%
Kelly Warrack (7)                   216,454                0.4%
Graham H.Batcheler (8)              66,667                 0.1%
Laxarco Holdings Limited          14,793,510               30.8%

All officers and directors as      5,266,452               10.7%
a group (8 persons)

1. Mr. Coffey's total shareholdings include securities exercisable for an aggregate of 2,641,667 shares of common stock.

2. Mr. Cooley's total shareholdings include options to purchase 250,000 shares. Mr. Cooley is also a shareholder in Laxarco Holdings Limited but disclaims any voting or dispositive power over Laxarco Holdings, for purposes hereof.

3. Mr. Baumert's total shareholdings include securities exercisable for an aggregate of 204,000 shares; his wife Dorothy T. Baumert, owns 3,500 shares in her retirement plan.

4. Mr. Haworth's total shareholdings include options to purchase 244,500 shares.

5. Mr. Nielson's total shareholdings include securities exercisable for an aggregate of 310,256 shares.

6. Mr. Shone's total shareholdings include securities exercisable for an aggregate of 122,200 shares.

7. Mr. Warrack's total shareholdings include securities exercisable for an aggregate of 182,500 shares.

8.   Represents options to purchase shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            On January 3, 2002, we entered into a settlement agreement with John Gradek, our former Chief Executive Officer, which extinguished a lawsuit filed by Mr. Gradek against us on February 27, 2001. In that suit, Mr. Gradek claimed that Synergy breached its employment agreement with him by terminating him without cause and asserted that Synergy owed him his monthly salary of $10,000 for 32 months plus paid vacation days and attorney fees of up to $80,000. Pursuant to the settlement agreement, we agreed to (i) pay to Mr. Gradek the sum of $100,000 in two installments of $50,000 each, the first on or before February 1, 2002, which sum was paid, and the second by May 1, 2002, which sum was paid on July 19, 2002, and (ii) issue to Mr. Gradek 150,000 shares of common stock. In addition, each party released the other from all actions or claims with respect to Mr. Gradek's employment with Synergy.

            During the fiscal year ended December 31, 2001, we paid an aggregate of $196,210 to Glidarc Technologies Inc. for process management services and technical personnel. Mr. Thomas Cooley is an officer of Glidarc Technologies and is also our Chief Technology Officer and a member of our Board of Directors. Mr. Cooley also serves on the Board of Directors of Syngen Technologies Limited and Carbon Resources Limited, wholly owned subsidiaries of the Company.

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

            On July 1, 2001, Synergy entered into a Management and Consulting Agreement with Huntingtown Associates LLC, an entity wholly owned by Baumart, a member of our board of directors and the sole owner of Huntingtown. Under this agreement, Synergy engaged Huntingtown for a minimum of 40 days during 2001 and a minimum of 80 days up to a maximum of 120 days during 2002 to provide assistance with the development of product licensing, business and patent strategies, business plan development and certain other matters. Under the agreement, during 2001 we compensated Huntingtown at the rate of $1,500 per day payable in stock options valued at 33% of the higher of $1 or the average market price for our common stock during the month in which the services were rendered. During 2002, we agreed to compensate Huntingtown at the rate of $1,500 per day payable $350 in cash and the balance ($1,150) in stock options valued at 33% of the higher of $1 or the average market price for our common stock during the month in which the services were rendered and agreed to register the common stock issued to Huntingtown for public resale. During the fiscal year ended December 31, 2002, Huntingtown billed us for consulting services and reimbursement of actual expenses in the amount of $3,850. At December 31, 2002, we had an outstanding balance owing to Huntingtown of $14,481, which includes unpaid amounts due from 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The financial statements and related information referred to in response to Item 7.

     2.   The following financial statement schedules: None

     3.   There are filed herewith the following Exhibits:

          Exhibit No.                                     Title

          23   CONSENT OF EXPERTS AND COUNSEL.

               23.1 Consent of KPMG LLP


          99   ADDITIONAL EXHIBITS


               99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Secretary under Section 906 of the
                    Sarbanes-Oxley Act of 2002

(b) The following Current Reports on Form 8-K during the fourth quarter of 2002 and first quarter of 2003.

          1.  April 22, 2003

          2.  October 24, 2002


ITEM 14. CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

            Since the date of our evaluation to the filing date of this Annual Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Synergy Technologies Corporation

Dated: May 15, 2003             By: /s/ Barry Coffey
                                    ------------------------------------------
                                        Barry Coffey, Chief Executive Officer

Name                                       Title                    Date

/s/ Barry Coffey           Chief Executive Officer and Director     May 15, 2003
-----------------
Barry J. Coffey

/s/ Thomas E. Cooley       Chief Technical Officer and Director     May 15, 2003
--------------------
Thomas E. Cooley

/s/ Cameron Haworth        Director                                 May 15, 2003
-------------------
Cameron Haworth

/s/ James Shone            Director                                 May 15, 2003
---------------
James Shone

/s/ James E. Nielson       Director                                 May 15, 2003
--------------------
James E. Nielson

/s/ Duane F. Baumert       Director                                 May 15, 2003
--------------------
Duane F. Baumert

/s/ Graham H. Batcheler    Director                                 May 15, 2003
-----------------------
Graham H. Batcheler

                                 CERTIFICATIONS

I, Barry Coffey, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Synergy Technologies Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  Barry Coffey

                                  /s/ Barry Coffey
                                  ----------------
                                  President and Chief Executive Officer

May 15, 2002

                              FINANCIAL STATEMENTS


                        SYNERGY TECHNOLOGIES CORPORATION

                                AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                        SYNERGY TECHNOLOGIES CORPORATION

                                AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS..............................................................................   F-2



Financial Statements:

               Reports of Independent Auditors.................................................   F-3



               Consolidated Balance Sheets - December 31, 2002 and December 31, 2001...........   F-4



               Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 and for the Period from February 10, 1997 (Date of Inception) to

               December 31, 2002...............................................................   F-5



               Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the Period from February 10, 1997 (Date of Inception) to

               December 31, 2002...............................................................   F-6



               Consolidated Statements of Changes in Stockholders' Equity (Deficit)

               for the year ended December 31, 2002 and December 31, 2001......................   F-7



Notes to Consolidated Financial Statements.....................................................   F-8 - F-17

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Synergy Technologies Corporation

We have audited the accompanying consolidated balance sheet of Synergy Technologies Corporation and Subsidiaries (a development stage enterprise) at December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and the period from February 10, 1997 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, cash flows, and changes in stockholders' equity (deficit) for the period from February 10, 1997 (inception) to December 31, 2002 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from February 10, 1997 (inception) to December 31, 2001 is based solely on the reports of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly in all material respects the consolidated financial position of Synergy Technologies Corporation and Subsidiaries (a development stage enterprise) as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended and for the period from February 10, 1997 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had experienced losses from operations and negative cash flows in recent years, and as a result on November 12, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

In addition, on March 12, 2003, the Company ceased operations and sold substantially all its assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The accompanying consolidated financial statements do not include any adjustments relating as to the amounts and classification of recorded liabilities that might be necessary when the Company's plan of reorganization is confirmed.


/s/DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
May 9, 2003

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      AS AT DECEMBER 31,     AS AT DECEMBER 31,
                                                                            2002                   2001
                                                                    -------------------------------------------
CURRENT ASSETS
       Cash                                                         $            17,898    $            38,746
       Receivables                                                                    -                 38,560
       Prepaid expenses                                                          48,439                 39,727
                                                                    -------------------------------------------
       TOTAL CURRENT ASSETS                                                      66,337                117,033

INVESTMENTS (Note 3)
       SynGen Technologies and associated assets                                303,312              3,500,000
       CPJ Technologies and associated assets                                   454,968              1,432,500
       Investment in Private US corporation                                           -              1,000,000
                                                                    -------------------------------------------
                                                                                758,280              5,932,500
       Investment in joint venture (Note 3)                                           -                 80,768
                                                                    -------------------------------------------

       TOTAL INVESTMENTS                                                        824,617              6,130,301
Office equipment and computers, net of accumulated depreciation
$34,946                                                                          44,325                 59,780
                                                                    -------------------------------------------
TOTAL ASSETS                                                        $           868,942    $         6,190,081
                                                                    ===========================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
       Accounts payable (Note 5)                                    $            38,791    $         1,018,649
       Accrued expenses                                                          43,000                 74,744
       Notes payable (Note 5)                                                   257,960              2,250,000
       Accrued interest on notes (Note 5)                                         2,361                368,182
                                                                    -------------------------------------------
       TOTAL CURRENT LIABILITIES                                                342,112              3,711,575

LONG TERM LIABILITIES
       Notes payable                                                                  -                135,223
       Investment in joint venture (Note 3)                                           -                 97,490
                                                                    -------------------------------------------
       TOTAL LONG TERM LIABILITIES                                                    -                232,713

LIABILITIES SUBJECT TO COMPROMISE (NOTE 6)
       Accounts payable                                                       2,032,608                      -
       Convertible debentures                                                 1,259,100                      -
       Loans payable                                                            130,000                      -
       Accrued interest to November 12, 2002                                     21,220                      -
                                                                    -------------------------------------------
       TOTAL LIABILITIES SUBJECT TO COMPROMISE                                3,442,928                      -

TOTAL LIABILITIES                                                             3,785,040              3,944,288

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, $0.002 par value, 100,000,000 shares
       authorized, 48,005,521 Shares issued and outstanding                      96,992                 69,333
       Additional paid in capital                                            57,700,516             49,633,286
       Deferred compensation                                                          -               (13,879)
       Deficit accumulated during development stage                        (60,713,606)           (47,442,947)
                                                                    -------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (2,916,098)              2,245,793

                                                                    ===========================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $           868,942    $         6,190,081
                                                                    ===========================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                             CUMULATIVE
                                                                                                            PERIOD FROM
                                                                             FOR THE YEARS ENDED         FEBRUARY 10, 1997
                                                                                 DECEMBER 31                  (DATE OF
                                                                                                           INCEPTION) TO
                                                                          2002              2001           DEC. 31, 2002
 ----------------------------------------------------------------------------------------------------------------------
 OTHER INCOME
           Interest income                                                     72             4,365             35,880
           Consulting income                                                    -                 -              8,927
 ----------------------------------------------------------------------------------------------------------------------
                                                                               72             4,365             44,807
 EXPENSES
           General and administrative                                   2,367,407         2,662,442          8,199,430
           Stock option compensation                                       13,879            92,391            997,830
           Compensation related to warrants                                     -                 -            343,744
           Technology development                                         777,077           715,445          3,739,733
           Other technology costs                                       1,025,000                 -          1,025,000
           Dry well expenses                                                    -                 -            722,210
 ----------------------------------------------------------------------------------------------------------------------

 TOTAL EXPENSES                                                         4,183,363         3,470,278         15,027,947
 ----------------------------------------------------------------------------------------------------------------------

 LOSS BEFORE THE FOLLOWING                                            (4,183,291)       (3,465,913)       (14,983,139)

 OTHER EXPENSES
           Amortization of debt discount and offering costs                     -                 -        (2,250,000)
           Conversion inducement                                        (888,548)                 -          (888,548)
           Accrued interest on notes payable                            (169,105)         (234,096)          (537,287)
           Share of expenses incurred by joint venture                   (43,280)         (298,881)          (342,161)
           Write-down of Syngen technology                            (7,886,264)      (34,528,244)       (42,414,508)
           Gain on disposition                                                  -           114,643            802,208
 ----------------------------------------------------------------------------------------------------------------------
                                                                      (8,987,197)      (34,946,578)       (45,630,297)
 ----------------------------------------------------------------------------------------------------------------------

 NET LOSS BEFORE REORGANIZATION ITEMS AND TAXES                      (13,170,488)      (38,412,491)       (60,613,436)
 ----------------------------------------------------------------------------------------------------------------------

 REORGANIZATION ITEMS
           Professional fees                                            (100,170)                 -          (100,170)
 PROVISION FOR INCOME TAX                                                       -                 -                  -
 ----------------------------------------------------------------------------------------------------------------------

 NET LOSS                                                           $(13,270,658)    $ (38,412,491)    $  (60,713,606)
 ======================================================================================================================

 BASIC AND DILUTED LOSS PER COMMON SHARE                            $      (0.31)    $       (1.19)    $        (2.87)
 ======================================================================================================================

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN CALCULATION          42,472,760        32,326,988         21,126,797
 ======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                              CUMULATIVE
                                                                                   FOR THE YEARS ENDED       PERIOD FROM
                                                                                       DECEMBER 31           FEBRUARY 10,
                                                                                                            1997 (DATE OF
                                                                                                              INCEPTION)
                                                                                2002             2001      TO DEC. 31, 2002
---------------------------------------------------------------------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES
Net loss                                                                    (13,270,658)     (38,412,491)     (60,713,606)
Adjustments to reconcile net loss to net cash from operations
          Dry well expense                                                             -                -          722,210
          Depreciation, amortization and write downs                           7,936,366       34,657,482       45,754,861
          Conversion inducement                                                  888,548                -          888,548
          Accrued interest on notes payable                                     (83,151)          234,096          285,031
          Issuance of shares for services                                      1,231,293          963,729        2,538,251
          Issuance of warrants for services                                            -                0          343,744
          Settlement of debt and acquisition of CPJ                              357,529                -          357,529
          Re-issue of founders shares                                             38,500          106,500          145,000
          Investment in joint ventures                                            33,490           16,720           50,209
          Exchange rate loss                                                      13,474           27,353           75,805
          Loss on disposition of assets                                                -            1,993        (684,239)
  Changes in assets and liabilities
          Accounts receivable                                                     38,561           46,199                -
          Prepaid expenses and deposits                                         (38,737)           33,986         (78,480)
          Accounts receivable - related parties                                        -            2,843                -
          Accounts payable                                                     1,052,637          435,859        2,389,267
          Accounts payable - related parties                                           -          153,088          153,088
          Accrued expenses                                                      (31,743)         (10,695)           42,999
---------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                     (1,833,891)      (1,743,338)      (7,729,783)
CASH USED IN INVESTING ACTIVITIES
          Acquisition of property and equipment                                 (20,770)         (18,257)        (140,175)
          Other                                                                        -                -        (788,188)
---------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                        (20,770)         (18,257)        (928,363)
CASH FROM FINANCING ACTIVITIES
          Proceeds from (payments to) notes payable - related parties                  -         (26,983)          531,933
          Proceeds from (payments to) notes payable                              252,737            9,118        1,076,256
          Net proceeds from convertible debt                                           -                -        2,137,500
          Sales of common stock                                                1,594,550        1,769,500        4,603,660
          Other                                                                        -                -          402,500
---------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                       1,847,287        1,751,635        8,751,849
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (13,474)         (27,353)         (75,805)
NET CHANGE IN CASH                                                              (20,848)         (37,313)           17,898
CASH AT BEGINNING OF PERIOD                                                       38,746           76,059                -
                                                                      -----------------------------------------------------

CASH AT END OF PERIOD                                                          $  17,898  $       38,746   $        17,898
===========================================================================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                        -------------- ---------- --------------- ---------------- ---------------- ----------------
                                                                                      DEFICIT
                                                                    ADDITIONAL      ACCUMULATED       UNEARNED           TOTAL
                                           SHARES       AMOUNT       PAID IN          DURING        COMPENSATION     STOCK-HOLDERS'
                                                                     CAPITAL        DEVELOPMENT                     EQUITY (DEFICIT)
                                                                                       STAGE
                                        -------------- ---------- --------------- ---------------- ---------------- ----------------
INCEPTION TO DECEMBER 31, 2000
Shares issued in recapitalization           2,549,500      5,099         (5,099)                -                -                 -
Issuance of shares for services             6,100,026     12,200       1,438,375                -                -         1,450,575
Issuance of shares for cash                 4,800,007      9,600         989,410                -                -           999,010
Other                                      16,091,631     33,178      43,363,627                -                -        43,396,805
Unearned compensation                               -          -               -                -         (89,770)          (89,770)
Losses                                              -          -               -      (9,030,456)                -       (9,030,456)
                                        -------------- ---------- --------------- ---------------- ---------------- ----------------

BALANCE AT DECEMBER 31, 2000               29,541,164    $60,077    $ 45,786,313    $ (9,030,456)       $ (89,770)       $36,726,164

Units for stock - debenture                 1,000,000      2,000         998,000                -                -         1,000,000
Units for stock - cash                        264,000        528         263,472                -                -           264,000
Options exercised                               5,500         11           5,489                -                -             5,500
Re-issue of founders shares                   157,143        300         106,200                -                -           106,500
Issuance of stock options                           -          -         120,000                -                -           120,000
Shares for services                           893,154      1,786         858,443                -                -           860,229
Issuance of shares for cash                 2,315,382      4,631       1,495,369                -                -         1,500,000
Unearned compensation                               -          -               -                -           75,891            75,891
Net loss for the year                               -          -               -     (38,412,491)                -      (38,412,491)
                                        -------------- ---------- --------------- ---------------- ---------------- ----------------

BALANCE AT DECEMBER 31, 2001               34,176,343    $69,333    $ 49,633,286    $(47,442,947)       $ (13,879)        $2,245,793

Issuance of warrants                                -          -          40,500                -                -            40,500
Conversion inducement                               -          -         888,548                -                -           888,548
Re-issue of founders shares                    50,000        100          38,400                -                -            38,500
Shares for technology acquisition           4,291,334      8,583       3,081,177                -                -         3,089,760
Issuance of shares for debt                 2,504,966      5,010       1,514,416                -                -         1,519,426
Shares for services                         3,121,594      6,243         917,361                -                -           923,604
Issuance of shares for cash                 3,861,284      7,723       1,586,828                -                -         1,594,550
Unearned compensation                               -          -               -                -           13,879            13,879
Net loss for the year                               -          -               -     (13,270,658)                -      (13,270,658)
                                        -------------- ---------- --------------- ---------------- ---------------- ----------------

BALANCE AT DECEMBER 31, 2002               48,005,521    $96,992     $57,700,516  $(60,713,606)             $    -      $(2,916,098)
                                        ============== ========== =============== ================ ================ ================

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

Estimated Useful Life
---------------------

Furniture and fixtures       3-5 years

Computer equipment           2 years

Intangibles - Intangible assets will be amortized over the estimated useful life of the asset which will be determined at the time of commencement of their commercial application. Each respective technology has patents in effect for a 17-19 year period. No amortization expense has been recorded on these amounts for 2002 or prior periods.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share.

NOTE 2 - BANKRUPTCY PROCEEDING, SALE OF ASSETS AND DISCONTINUATION OF OPERATIONS

The Company is in the development stage and has not realized any revenues, has incurred losses and had negative cash flows from operations for all of 2002 and each year since its inception. The Company's efforts have been focused on the development of its technologies and raising capital necessary to finance its development and administrative activities. To date, a substantial portion of its activities have been paid for by the issuance of common shares, options and warrants.

On November 13, 2002 (the "Petition Date"), the Company and it's wholly-owned subsidiary, Carbon Resources Limited ("Carbon"), each voluntarily filed a petition for relief under Chapter 11 of the United

States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court, Southern District of New York (the "Bankruptcy Court"). SynGen Technologies Limited, a wholly-owned subsidiary of the Company, and Lanisco Holdings Limited, a wholly-owned subsidiary of Carbon, were not included in the Chapter 11 filing.

After November 13, 2002, we and Carbon operated our respective businesses as debtors-in-possession. At March 12, 2003 substantially all the Company's assets were sold to a third party for $300,000 in cash plus the forgiveness of $527,783 in debt and accrued interest incurred subsequent to the Petition Date, and the Company ceased operations. The asset sale was completed following an auction conducted in accordance with the Bankruptcy Code and pursuant to an order of the Bankruptcy Court. The Company expects to file a plan of reorganization for itself and other filing subsidiaries to be submitted to the Bankruptcy Court for confirmation after submission to any vote and approval required by affected parties. As of May 9, 2003, the plan for reorganization has yet to be submitted.

NOTE 3 - INVESTMENTS, ACQUISITIONS AND TECHNOLOGY DEVELOPMENT

Investments reported on the Consolidated Balance Sheet of the Company include the following:

                                                            DECEMBER 31,        DECEMBER 31,
                                                                    2002                2001
                                                         ------------------------------------
Investment in SynGen Technology and associated assets
(See Note 3(a) below)                                    $       303,312     $     3,500,000

Investment in CPJ Technology and associated assets
(See Note 3(b) below)                                            454,968           1,432,500

Investment in private U.S. corporation                                 -           1,000,000
                                                         ------------------------------------

                                                         $       758,280     $     5,932,500
                                                         ====================================

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

As at December 31, 2001 the Company determined that the cash flows expected to be received through the construction of a plant, licensing or other arrangements had not been achieved. Accordingly, the net book value of the Syngen technology and other associated assets had been written down to $3,500,000 representing the value of the associated pilot plants, fuel cells, catalysts and associated patents.

As at December 31, 2002 the Company has revised the value of these assets based on the sale price for the Company's assets received during the first quarter of 2003. Accordingly, the net book value of the Syngen technology and other associated assets has been written down to its fair value of $303,312.

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

During the year ended December 31, 2001, the Company recorded a liability of $370,000 to the inventor, Dr. Jorgensen, based on the amended royalty agreement signed in fiscal 2000, whereby, Dr. Jorgensen was to receive proceeds of not less than $250,000 from the sale of 100,000 shares of Synergy Technologies Corporation by February 28, 2001 and an additional $250,000 from the sale of a further 100,000 shares by February 28, 2002. As of December 31, 2001, Dr. Jorgensen had not sold any of the shares and therefore, based on the closing stock price of $0.65 per share, the difference in net proceeds is $370,000. As of December 31, 2002, an amount of $1,025,000 was recorded as a liability based on the above less a cash payment of $75,000 made during the year.

As at December 31, 2002 the Company has revised the value of these assets based on the sale price for the Company's assets received during the first quarter of 2003. Accordingly, the net book value of the CPJ technology and other associated assets has been written down to its fair value of $454,968.

(c) Joint Ventures: During 2002, Synergy entered into an agreement with Texas T Petroleum Ltd. ("Texas T"), Capital Reserve Corporation, Carbon Resources Limited ("Carbon") and Pierre Jorgensen to purchase from Texas T the 50% of Carbon not owned by Synergy. The details of this agreement are as follows:

1) Texas T transferred to Synergy all of it's right, title and interest in and to the Carbon stock.

2)       Synergy issued to Texas T 400,000 shares common stock of Synergy.

3) Synergy also issued in the name of Texas T 1,900,000 common shares of Synergy and delivered the stock to an escrow agent to be held pursuant to an escrow agreement.

Under the terms of an agreement entered into in September 2000, the Company and Texas T had each issued shares to Mr. Jorgenson together with a commitment to make up the difference between the proceeds received on the sale of shares and $1 million. As at December 31, 2001 the Company had accrued $370,000 for its share of the shortfall between the value of the shares and $500,000. In connection with the acquisition of the additional shares of Carbon in 2002 the Company assumed the remaining 50% of this obligation to Mr. Jorgenson, agreed to an increase in the minimum value to $1,100,000, and issued an additional 1,491,334 shares to Mr. Jorgenson in respect of this obligation. The Company is required to issue sufficient shares to Mr. Jorgensen to achieve resale proceeds of $1,100,000. Mr. Jorgenson is required to return to the Company any shares in excess of those required to achieve the committed resale proceeds of $1,100,000. A value of $1,073,760 was attributed to this transaction based on the five-day average share price of $0.72 per share. An additional 500,000 shares were issued in order to replace the 500,000 Capital Reserve Corporation shares that were returned to Texas T pursuant to the purchase agreement. A value of $360,000 was attributed to this transaction based on a five-day average share price of $0.72 per share.

The acquisition of Texas T's 50% interest in Carbon closed on March 5, 2002. Up to that date the investment in Carbon was recorded using the equity method. From the closing date forward Carbon has been recorded using the consolidation method. The investment in private US Corporation at December 31, 2001 was eliminated upon the closing of this agreement.

Investment in Carbon as at December 31, 2002:
                                                                                   2002                        2001
   ---- -------------------------------------------------------------- -- ------------------------ -- -----------------------
        o        Shares of Carbon
                      o    2,500 shares valued at Cyprus 1.00 per share     $                   -                      5,029
        o        Advances to Carbon                                                             -                    712,937
        o        50% of net liabilities of Carbon                                               -                  (815,456)
                                                                          ------------------------ -- -----------------------
                                                                            $                   -     $             (97,490)
   ---- -------------------------------------------------------------- -- ------------------------ -- -----------------------

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

As at December 31, 2002 the Company has written down the value of its interest in this joint venture to its fair value based on the sale price of the Company's assets received during the first quarter of 2003. Accordingly, the investment in Drake Synergy Petroleum and other associated assets has been written off.

Investment in Drake Synergy Petroleum as at December 31, 2002:
                                                                                   2002                        2001
   ---- -------------------------------------------------------------- -- ------------------------ -- -----------------------
        o        Shares of Drake Synergy Petroleum Ltd.
                      2,500,000 shares valued at Naira 1.00 per             $              22,104                     22,104
                      share
        o        Advances to Drake Synergy Petroleum                                      121,813                    110,294
                 50% of net liabilities of Drake Synergy Petroleum                       (93,497)                   (51,630)
        o        Write-off of assets                                                     (50,420)                          -
                                                                          ------------------------ -- -----------------------
                                                                            $                   -     $               80,768
   ---- -------------------------------------------------------------- -- ------------------------ -- -----------------------


NOTE 4 - RELATED PARTY TRANSACTIONS

         (a) During the year ended December 31, 2002, the Company was charged $3,850 (2001: $138,674) for consulting services and reimbursement of actual expenses by Huntingtown Associates LLC (a Connecticut corporation) of which Mr. Baumert is the sole proprietor. Mr. Baumert is a member of the Company's Board of Directors. Huntingtown Associates charges consulting services provided by Mr. Baumert at a rate of $1,500 per day plus expenses. At December 31, 2002 an amount of $14,481 (2001:
                  $25,631) remained due and payable to Huntingtown Associates.

         (b) During the year ended December 31, 2002, various officers and directors subscribed to the private placement offering as described in Note 8(c) in the amount of $268,500 for 358,000 shares at $0.75 per share.

NOTE 5 - CURRENT LIABILITIES

         (a) At December 31, 2002, accounts payable includes $30,583 owed to certain members of management who deferred payment of salaries from November 13 to November 30, 2002.

         (b) At December 31, 2002, notes payable of $257,960 resulted from loans made to the Company subsequent to filing under Chapter
                  11. These funds bear interest at 12% per annum and have a one-year maturity.

         (c) Accrued interest on notes in the amount of $2,361 has been accrued to December 31, 2002.

NOTE 6 - LIABILITIES SUBJECT TO COMPROMISE

         (a) Accounts payable includes $385,702 owed to certain members of management who deferred payment of salaries, benefits and expenses from June 1 to November 12, 2002. Account payable also includes a liability of $1,025,000 to Mr. Jorgensen based on the agreement described in Note 3(c). Of the $1,100,000 originally owed to Mr. Jorgensen, $75,000 was paid in cash during 2002.

         (b) Convertible debentures of $1,259,100 includes $1,005,000 of interest-bearing convertible promissory notes, $210,000 of convertible promissory notes whose holders have requested repayment under the terms of the notes and $44,100 of interest on the notes whose holders have requested repayment.

         (c) Loans payable includes a loan from a Company employee for $80,000. This loan bears interest at the rate of Prime plus one percent per annum and is due by December 9, 2003. Also included is a loan for $50,000 from James Nielson who is also a member of the Board of Directors. This loan has no stated terms of repayment.

         (d) Accrued interest consists of accrued but unpaid interest on the convertible promissory notes through November 12, 2002.


         In the Chapter 11 proceeding, substantially all unsecured and undersecured liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote and approval by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-Petition Date liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. As a result of the Chapter 11 filings, no principal or interest payments have been made on pre-Petition Date debt obligations.


NOTE 7 - INCOME TAXES


The Company did not have a current or deferred provision for income taxes for the years ended December 31, 2002 and 2001. Deferred tax assets comprise the following at December 31, 2002 and 2001.

                                              2002                 2001
                                     -----------------------------------------
Operating loss carry forwards         $        5,208,274 $          3,279,671
Less: Valuation allowance                    (5,208,274)          (3,279,671)
                                     -----------------------------------------

Net Deferred Tax Asset               $                 - $                  -
                                     =========================================

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31:

                                              2002                2001
                                     ----------------------------------------
Tax benefit at statutory rate (34%)   $      (4,512,023) $      (13,060,247)
Non-deductible expenses                           33,180              69,641
State taxes, net of federal benefit            (434,711)         (1,260,853)
Offshore rate differential                     2,984,951          13,070,309
Deferred tax asset valuation change            1,928,603           1,181,150
                                     ----------------------------------------

Total Income Tax Benefit             $                 - $                 -
                                     ========================================


NOTE 8 - COMMON STOCK

         (a) On January 11, 2002 an agreement between the Company and Richard and Anita Knight and Tedd and Mary Duncan was reached to settle a dispute related to a transaction that occurred in 1999. The Company agreed to issue a total of 395,865 shares of Synergy common stock. Of the total shares issuable, 63,650 shares were issued from treasury and the remaining shares were contributed from founding shareholders based on the original agreement with founding shareholders. In addition to this, a cash payment of $11,451 was made for legal fees. A value of $43,200 has been recorded in the Consolidated Statement of Operations based on the average trading value of the stock from the date of issuance.

         (b) On January 2, 2002 an agreement was made between the Company and Mr. John Gradek, a former CEO of the Company, regarding a claim filed with the American Arbitration Association relating to his termination of employment. As a result, Mr. Gradek received cash consideration in the amount of $100,000 as well as 150,000 shares of common stock of Synergy issued in increments of 15,000 shares each on the first of each month effective February 1, 2002 until November, 2002. A value of $208,000 has been recorded under Accounts Payable on the Consolidated Balance Sheet representing the fair value of the stock at December 31, 2001 of $0.72 per share for $108,000 plus cash consideration of $100,000.


                  During 2002, founding shareholders transferred 60,000 shares to Mr. Gradek in partial settlement of the above-mentioned agreement and the Company issued the remaining 90,000 shares from treasury. The shares were recorded as an expense in the financial statements during 2001 and had been carried as a liability during 2002.

         (c) During 2002, cash proceeds of $883,050 were received for the purchase of 1,177,400 units at $ 0.75 per unit pursuant to an offering commenced during the first quarter of 2002. Each unit consists of a share of common stock and one-half warrant to purchase an additional share for $0.72, exercisable at any time three years from the time of subscription. An additional 47,211 units were purchased by the conversion of outstanding invoices totaling $35,408.

         (d) During 2002, 1,939,759 shares were issued to certain firms for services provided to the corporation. The shares are recorded in the Consolidated Statement of Operations under General and Administrative category at the five-day average trading value of the stock on the date of execution of the agreements. A value of $308,693 is recorded in the statements relating to these transactions.

         (e) During 2002, 251,495 shares were issued to Stone Canyon Resources Limited for settlement of advances made during 2001. An additional 166,221 shares were issued for settlement of payments made related to the operations of the GTL Bantry facility during 2001. The aggregate amount of $267,076 was offset from the balance owing of $135,223 and the remaining amount was written off as expense, for accounting purposes only, due to the probability of recovering the receivable.

         (f) During 2002, 50,000 shares were re-issued related to the cancellation of founder's shares in September, 2000. These shares were valued at the average trading value of the stock from the date of issuance. A value of $38,500 is recorded in the Statement of Operations related to this transaction at $0.77 per share.

         (g) On March 5, 2002, Synergy completed the transaction with Texas T, Carbon, Capital Reserve Corporation and Pierre Jorgensen for the purchase of the additional 50% of Carbon from Texas T. The agreement required the issuance of 400,000 shares of Synergy directly to Texas T and an additional 1,900,000 shares held in trust in the name of Texas T pursuant to an escrow agreement. A value of $1,656,000 was attributed to the transaction based on a five-day average share price of $0.72 per share.

         (h) Pursuant to the March 2002 agreement mentioned in 3(c) above, an additional 1,491,334 shares were issued to Pierre Jorgensen. This agreement calls for a cash payment of $1,000,000 to be paid to Mr. Jorgensen as per the original agreement dated September 25, 2000, plus an additional $100,000 as recognition of the late payment of the above-mentioned amount. The Company is required to issue sufficient shares to Mr. Jorgensen to achieve resale proceeds of $1,100,000. Mr. Jorgenson is required to return to the Company any shares in excess of those required to achieve the committed resale proceeds of $1,100,000. A value of $1,073,760 was attributed to this transaction based on a five-day average share price of $0.72 per share. An additional 500,000 shares were issued in order to replace the 500,000 Capital Reserve Corporation shares that were returned to Texas T pursuant to the purchase agreement. A value of $360,000 was attributed to this transaction based on a five-day average share price of $0.72 per share.

         (i) During 2002, 171,433 shares were issued to a third party for settlement of loans provided to the Company. A value of $122,022 is recorded related to this transaction at $0.71 per share. Included in this value is an expense of $7,637 related to the premium paid on the principal amount of the converted debt.

         (j) During 2002, 247,500 shares were issued to a certain investment firm for investor relation services. A value of $101,475 was attributed to the shares based on a five-day average share price of $0.41 per share.

         (k) On June 20, 2002, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. We issued 424,041 shares representing a commitment fee paid upon execution of the stock purchase agreement. A value of $173,857 was attributed to the shares based on a five-day average share price of $0.41 per share and is recorded as a General and administrative expense in the Consolidated Statement of Operations.

         (l) During 2002, holders of convertible promissory notes in the amount of $1,252,350, inclusive of accrued interest, agreed to exchange their notes into securities of the Company. For every $3 of principal and interest accrued thereon the Company issued a new unit comprised of the following:

                  o        5 shares of our common stock.

                  o 3 warrants, each entitling the holder to purchase 1 share of common stock at an exercise price of $0.90 per share for a period of 5 years after the date of issue.

                  In exchange for the notes mentioned above, the Company issued 2,087,250 shares and 1,252,350 warrants. The total amount of principal and interest has been removed from the liabilities and recorded in the equity section of the Balance Sheet. In addition, a value of $888,548 has been recorded as an expense in the Consolidated Statement of Operations relating to the fair value of additional securities issued to induce conversion of debt.

         (m) During 2002, 250,000 warrants, which were recorded as an expense in 2001, were issued to a certain investment firm for financial advisory services. These warrants have an exercise price of $1.00 and are exercisable for two years from the original agreement date of April 16, 2001.

         (n) During 2002, 50,000 warrants were issued to a consulting firm for assistance in developing a business plan. These warrants have an exercise price of $0.02 per share for a period of 5 years after the date of issue. An expense of $34,000 is recorded in the General and administrative section based on the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 18.16%, interest rate of 4.25% and expected life of one year.

         (o) During 2002, 100,000 warrants were issued to a consulting firm for serving as the placement agent for the private offering of Synergy securities. These warrants have an exercise price of $0.90 per share for a period of 3 years after the date of issue. An expense of $5,000 is recorded in the General and administrative section based on the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 18.16%, interest rate of 4.25% and expected life of one year.

         (p) On June 2, 2002, we entered into a consulting agreement with William R. Engles, Jr. to serve as our Chief Financial Officer. The agreement provides that Mr. Engles would furnish consulting services to Synergy consistent with the duties and responsibilities of a Chief Financial Officer. This agreement extended through September 2, 2002. We agreed to pay to Mr. Engles $1,000 per day for his services and to reimburse Mr. Engles for all out-of-pocket expenses associated with the work performed pursuant to this agreement. We also agreed to grant to Mr. Engles options representing the right to purchase 100,000 shares of common stock at an exercise price of $0.72 per share. The options have a term of 10 years. We agreed to register all shares issued to Mr. Engles pursuant to this agreement and all shares underlying his option for public resale under the Securities Act of 1933. An expense of $1,500 is recorded in the General and administrative section based on the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 18.16%, interest rate of 4.25% and expected life of one year.

                  On September 2, 2002 the Company extended the consulting agreement with Mr. Engles to serve an additional 17 weeks as our Acting Chief Financial Officer. The agreement included the grant of 130,000 options to purchase shares of common stock of the Company at a strike price of $0.72. All other terms and conditions are as described in the original agreement.


                  On December 9, 2002 the Company extended the consulting agreement with Mr. Engles to serve as our Acting Chief Financial Officer until May 2, 2003. The agreement includes the grant of 138,000 options to purchase shares of common stock of the Company at a strike price of $0.72, vesting pro-rata over the term of the agreement. All other terms and conditions shall be as described in the original agreement.

         (q) During 2002, cash proceeds of $500,000 were received for the purchase of 1,246,884 shares at a price of $0.401 per share. These shares were issued pursuant to a private placement with one of the company's institutional shareholders.

         (r) During 2002, cash proceeds of $315,000 were received for the purchase of 1,575,000 shares at a price of $0.20 per share. These shares were issued pursuant to a private placement with one of the company's institutional shareholders as well as a third party individual.

The following table summarizes the warrants issued, exercised and expired during the two year period ended December 31, 2002:

Balance at December 31, 2000                                           914,666
Warrants issued during 2001
        At $1.30 per share                                           2,315,382
        At $3.50 per share                                           1,264,000
Warrants expired unexercised during the period, $1.00 per share      (130,000)
                                                                   ------------
Warrants to purchase common shares, balance at December 31, 2001     4,364,048
Warrants issued during 2002
        At $0.02 per share (Note 8(n))                                  50,000
        At $0.72 per share (Note 8(c))                                 612,306
        At $0.90 per share (Note 8(c) and (o))                       1,352,350
        At $1.00 per share (Note 8(d))                                 470,000
        At $3.00 per share (Note 8(d))                                  15,000
Warrants expired unexercised during the period, $1.00 per share      (700,000)
                                                                   ------------

Warrants to purchase common shares, balance at December 31, 2002     6,163,704
                                                                   ============




STOCK OPTIONS

The Company has five stock option plans as follows:

o  1998 Directors and Employees Stock Option Plan (Plan "A");
o  1999 Directors and Employees Stock Option Plan (Plan "B");
o  1999 Directors and Advisory Board Members Stock Option Plan (Plan "C");
o  2000 Employees Stock Option and Stock Award Plan (Plan "D");
o  2001 Employees Stock Option and Stock Award Plan (Plan "E"); and,
o  2002 Stock Option Plan (Plan "F")

The following table will summarize options and awards granted, and options and awards available for grant for the year ended December 31, 2002:

                                            PLAN A        PLAN B       PLAN C        PLAN D        PLAN E       PLAN F
                                             1998          1999         1999          2000          2001         2002
                                          ------------ ------------- ------------ ------------- ------------- ------------
Total shares authorized under plan:           900,000     1,000,000    1,100,000     1,500,000     1,000,000   10,000,000
Options/awards granted:
      Employees                               250,000       335,000            -       131,573                  4,508,000
      Directors                               400,000       425,000      400,000        36,315                    200,000
      Non-employees, consultants              250,000       200,000            -     1,316,175                    368,000
      Advisory Board members                        -             -      500,000             -                          -
                                          ------------ ------------- ------------ ------------- ------------- ------------
Total options granted                         900,000       960,000      900,000     1,484,063       455,754    5,076,000
Expired or cancelled (a)                            -        40,000      200,000        15,937       544,246            -
                                          ------------ ------------- ------------ ------------- ------------- ------------

Available for grant at December 31, 2002            -             -            -             -             -    4,924,000
                                          ============ ============= ============ ============= ============= ============

(a) Employees:


         (i) 5,000 employee stock options granted to various employees, under the 1999 Directors and Employees Option Plan, expired or were cancelled.

         (ii) 4,500,000 stock options were issued to Mr. Barry J. Coffey for his services as CEO of the Company. This grant was issued under the 2002 Stock Option Plan and has a strike price of $0.72.


(b) Non-employees and consultants:

         (i) During 2002, 368,000 options were granted to the Company's new Acting Chief Financial Officer for consulting services. All of these grants were issued under the 2002 Stock Option Plan and have a strike price of $0.72.

         (ii) On May 2, 2002, the Company offered Mr. Graham H. Batcheler a position on the Company's Board of Directors along with a grant of 200,000 options at an exercise price of $1.00 per share which vest over a three-year period and are exercisable for ten years.

         (iii) The options granted to non-employees and advisory board members are accounted for by the fair value method. The aggregate fair value of options granted and shares issued during the year ended December 31, 2002 was $1,500 and was charged to earnings in the current year. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, weighted average expected volatility of 18.16%, weighted average risk-free interest rate of 4.25% and expected life of one year.


The following table summarizes the status of the Company's stock options (excluding stock awards) and changes thereto during the year ended December 31, 2002:

                                                                                         WEIGHTED AVERAGE
                                                                 SHARES                   EXERCISE PRICE
                                                        ------------------------- --- -----------------------
Balance at December 31, 2000                                           2,795,000   $                    1.05
    Granted during 2001                                                  325,000                        1.31
    Canceled during 2001                                               (335,000)                        1.10
    Exercised during 2001                                                (5,500)                        1.00
                                                        ------------------------- --- -----------------------

Outstanding at end of year, December 31, 2001                          2,779,500   $                    1.08
                                                        ------------------------- --- -----------------------
    Granted during 2002                                                5,076,000                        0.73
    Cancelled during 2002                                                (5,000)                        1.56
    Exercised during 2002                                                      -                           -
                                                        ------------------------- --- -----------------------

Outstanding at end of year, December 31, 2002                          7,850,500   $                    0.85
                                                        ========================= === =======================

Options exercisable at end of year                                     4,548,881                        0.93
  Weighted remaining contractual life                                                             5.49 years
  Range of exercise prices                                                         $             0.50 - 1.56




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

                                             FOR THE FISCAL YEARS ENDED                CUMULATIVE FROM (DATE OF
                                                    DECEMBER 31,                           INCEPTION) THROUGH
                                               2002                   2001                  DECEMBER 31, 2002
                                      ------------------------------------------------------------------------
NET LOSS:
AS REPORTED                           $     13,270,658                $ 38,412,491          $      60,713,606
PRO FORMA                             $     13,721,058                $ 38,616,741          $      61,946,876
BASIC AND DILUTED LOSS PER SHARE:
AS REPORTED                           $           0.31                $       1.19          $            2.87
PRO FORMA                             $           0.32                $       1.19          $            2.93
                                      ========================================================================


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease - Under the Chapter 11 proceedings, the Company rejected the lease related to its facility in Calgary, Alberta, Canada and is therefore released from any obligations for future payments.