Form 10QSB
period 2003-03-31
SYNERGY TECHNOLOGIES CORP
filed 2003-05-20
CIK 1080634

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: MARCH 31, 2003

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

                  333 East 53rd Street, #7E, New York, NY 10022
                                 (212) 207-6655
                           (Issuer's telephone number)

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

48,005,521 shares of Common Stock, $0.002 par value, as of May 16, 2003.

Transitional Small Business Disclosure Format
(check one): Yes    No X
                ---   ---

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)










                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             PREPARED BY MANAGEMENT








                                 MARCH 31, 2003

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (PREPARED BY MANAGEMENT) FOR THE
                     THREE MONTH PERIOD ENDED MARCH 31, 2003


TABLE OF CONTENTS


                                                                                           PAGE
Financial Statements:

              Unaudited Consolidated Balance Sheet at Mach 31, 2003 and Audited             4
              Consolidated Balance Sheet at year ended December 31, 2002

              Unaudited Consolidated Statements of Operations for the three                 5
              months ended March 31, 2003 and 2002, and for the period from
              February 10, 1997 (Date of Inception) to March 31, 2003

              Unaudited Consolidated Statements of Cash Flows for the three                 6
              months ended March 31, 2003 and 2002, and for the period from
              February 10, 1997 (Date of Inception) to March 31, 2003

Notes to Unaudited Consolidated Financial Statements                                        8

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                 AS AT                        AS AT
                                                                            MARCH 31, 2003              DECEMBER 31, 2002
                                                                              (UNAUDITED)                   (Audited)
                                                                    ----------------------------------------------------------
CURRENT ASSETS
       Cash                                                         $                   300,000    $                   17,898
       Prepaid expenses                                                                  24,427                        48,439
                                                                    ----------------------------------------------------------
       TOTAL CURRENT ASSETS                                                             324,427                        66,337

INVESTMENTS (Note 3)
       SynGen Technologies                                                                    -                       303,312
       CPJ Technologies                                                                       -                       454,968
                                                                    ----------------------------------------------------------

       TOTAL INVESTMENTS                                                                      -                       758,280

 Office equipment and computers                                                               -                        44,325
                                                                    ----------------------------------------------------------
TOTAL ASSETS                                                        $                   324,427    $                  868,942
                                                                    ==========================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable (Note 4)                                    $                   227,546    $                   38,791
       Accrued expenses (Note 4)                                                         21,890                        43,000
       Notes payable                                                                          -                       257,960
       Accrued interest on notes                                                              -                         2,361
                                                                    ----------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                        249,436                       342,112

LIABILITIES SUBJECT TO COMPROMISE (Note 5)
       Accounts payable                                                               2,032,608                     2,032,608
       Convertible debentures                                                         1,259,100                     1,259,100
       Loans payable                                                                    130,000                       130,000
       Accrued interest to November 12, 2002                                             21,220                        21,220
                                                                    ----------------------------------------------------------
       TOTAL LIABILITIES SUBJECT TO COMPROMISE                                        3,442,928                     3,442,928

TOTAL LIABILITIES                                                                     3,692,364                     3,785,040

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, $0.002 par value, 100,000,000 shares
       authorized, 48,005,521 Shares issued and outstanding                              96,992                        96,992
       Additional paid in capital                                                    57,700,516                    57,700,516
       Deficit accumulated during development stage                                (61,165,445)                  (60,713,606)
                                                                    ----------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (3,367,937)                   (2,916,098)

                                                                    ==========================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $                   324,427    $                  868,942
                                                                    ==========================================================



The accompanying notes are an integral part of these financial statements.

                        SYNERGY TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     CUMULATIVE PERIOD
                                                                    FOR THE THREE MONTHS ENDED    FROM FEBRUARY 10, 1997
                                                                             MARCH 31               (DATE OF INCEPTION)
                                                                       2003         2002             TO MARCH 31, 2003
                                                                    (UNAUDITED)  (UNAUDITED)             (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
       Interest income                                                         -             56                      35,880
       CPJ testing income                                                 25,000                                     25,000
       Consulting income                                                       -              -                       8,927
----------------------------------------------------------------------------------------------------------------------------
                                                                          25,000             56                      69,807
EXPENSES

       General and administrative                                        233,098        822,195                   8,432,528
       Stock option compensation                                               -         13,879                     997,830
       Compensation related to warrants                                        -              -                     343,744
       Technology development                                            105,627         83,889                   3,845,361
       Other technology costs                                                  -              -                   1,025,000
       Dry well expenses                                                       -              -                     722,210
----------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                           338,725        919,963                  15,366,673
----------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                    (313,725)      (919,907)                (15,296,866)

OTHER EXPENSES
       Amortization of debt discount and offering costs                        -              -                  (2,250,000)
       Conversion inducement                                                   -              -                    (888,548)
       Accrued interest on notes payable                                  (9,240)       (55,480)                   (546,527)
       Share of expenses incurred by joint venture                             -        (11,964)                   (342,161)
       Write-down of technology                                                -              -                 (42,414,508)
       Gain on disposition                                                     -              -                     802,208
----------------------------------------------------------------------------------------------------------------------------
                                                                          (9,240)       (67,444)                (45,639,536)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE REORGANIZATION ITEMS AND TAXES                          (322,965)      (987,351)                (60,936,402)
----------------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS
       Professional fees                                                (128,874)             -                    (229,043)
PROVISION FOR INCOME TAX                                                       -              -                           -
----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                             $  (451,839)   $  (987,351)      $         (61,165,445)
============================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE
                                                                     $     (0.01)   $     (0.03)      $               (2.75)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN CALCULATION
                                                                      48,005,521     36,019,141                  22,209,646
============================================================================================================================


The accompanying notes are an integral part of these financial statements.

                SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                 FOR THE THREE MONTH PERIODS ENDED        CUMULATIVE PERIOD
                                                                                                               FROM
                                                                                                          FEBRUARY 10, 1997
                                                                MARCH 31, 2003       MARCH 31, 2002      (DATE OF INCEPTION)
                                                                 (UNAUDITED)           (UNAUDITED)        TO MARCH 31, 2003
                                                                                                              (UNAUDITED)
                                                           -----------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES
  Net loss                                                 $           (451,839)   $       (987,351)    $     (61,165,445)
Adjustments to reconcile net loss to net cash from
operations
    Dry well expense                                                          -                   -               722,210
    Depreciation, amortization and write-downs                            5,717              23,885            46,649,126
    Accrued interest on notes payable                                     9,240              23,383               294,271
    Issuance of shares for services                                           -             378,077             2,538,251
    Issuance of warrants for services                                         -                   -               343,744
    Settlement of debt and acquisition of CPJ                                 -             357,529               357,529
    Re-issue of founders shares                                               -              38,500               145,000
    Investment in joint ventures                                              -               2,174                50,209
    Exchange rate loss                                                        -               5,482                75,805
    Loss on disposition of assets                                             -                   -              (684,239)
Changes in assets and liabilities
    Accounts receivable                                                       -             (44,189)                    -
    Prepaid expenses and deposits                                        19,475             (31,856)              (59,005)
    Accounts payable                                                     59,941            (309,925)            2,449,207
    Accounts payable - related parties                                        -                   -               153,088
    Accrued expenses                                                    (43,000)            159,885                     -
                                                           -----------------------------------------------------------------
                                                                       (400,466)           (384,406)           (8,130,249)
Operating cash flows from reorganization items:
  Professional fees - Accounts payable                                  118,814                   -               118,814
  Professional fees - Accrued expenses                                   21,890                   -                21,890
                                                           -----------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                               (259,762)           (384,406)           (7,989,545)

CASH FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                     -             (14,021)             (140,175)
    Disposition of assets (Supplemental Information)                    298,642                   -               298,642
    Other                                                                     -                   -              (788,188)
                                                           -----------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                298,642             (14,021)             (629,721)

CASH FROM FINANCING ACTIVITIES
    Proceeds from notes payable - related parties                             -                   -               531,933
    Proceeds from (payments to) notes payable                           243,222            (135,223)            1.319,478
    Net proceeds from convertible debt                                        -                   -             2,137,500
    Sales of common stock                                                     -             509,900             4,603,660
    Other                                                                     -                   -               402,500
                                                           -----------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                243,222             374,677             8,995,071
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       -              (5,482)              (75,805)
NET CHANGE IN CASH                                                      282,102             (29,232)              300,000
CASH AT BEGINNING OF PERIOD                                              17,898              38,746                     -
                                                           -----------------------------------------------------------------
CASH AT END OF PERIOD                                      $            300,000    $          9,514     $         300,000
                                                           =================================================================

                    o   SUPPLEMENTAL CASH FLOW INFORMATION


o On March 12, 2003, substantially all the Company's assets were sold to a third party for $300,000 in cash plus the forgiveness of $527,783 in debt and accrued interest incurred subsequent to the Petition Date, and the Company ceased operations. The $527,783 consists of loan advances during the fourth quarter of 2002 of $257,960, loan advances during the first quarter of 2003 of $243,222, a third party payment to a vendor of $15,000 and interest on the loan advances of $11,601.

                SYNERGY TECHNOLOGIES CORPORATION AND SUBSIDARIES
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All dollar amounts used herein refer to U.S. dollars unless otherwise indicated.

These statements are prepared using Generally Accepted Accounting Principals as well as the terms outlined or explained in the year-end 10-KSB filing.

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

After November 13, 2002, we and Carbon operated our respective businesses as debtors-in-possession. At March 12, 2003 substantially all the Company's assets were sold to a third party for $300,000 in cash plus the forgiveness of $527,783 in debt and accrued interest incurred subsequent to the Petition Date, and the Company ceased operations. The asset sale was completed following an auction conducted in accordance with the Bankruptcy Code and pursuant to an order of the Bankruptcy Court. The Company expects to file a plan of reorganization for itself and other filing subsidiaries to be submitted to the Bankruptcy Court for confirmation after submission to any vote and approval required by affected parties. As of May 15, 2003, the plan for reorganization has yet to be submitted.

NOTE 3 - INVESTMENTS, ACQUISITIONS AND TECHNOLOGY DEVELOPMENT

Investments reported on the Consolidated Balance Sheet of the Company include the following:


                                                                               MARCH 31,          DECEMBER 31,
                                                                                    2003                  2002
                                                                    ------------------------------------------
Investment in SynGen Technology and associated assets
(See Note 3(a) below)                                               $                  -    $          303,312

Investment in CPJ Technology and associated assets
(See Note 3(b) below)                                                                  -               454,968
                                                                    ------------------------------------------
                                                                    $                  -    $          758,280
                                                                    ==========================================


(a) SynGen: As at March 31, 2003 the Company has no remaining assets due to the sale of the Company's assets on March 12, 2003.

(b) CPJ: As at March 31, 2003 the Company has no remaining assets due to the sale of the Company's assets on March 12, 2003.

NOTE 4 - CURRENT LIABILITIES

      (a) Accounts payable includes $30,583 owed to certain members of management who deferred payment of salaries from November 13 to November 30, 2002. Also included are $122,019 for professional fees to bankruptcy counsel and $74,944 for other professional fees.

      (b) Accrued expenses includes $21,890 owed for professional fees to bankruptcy counsel.

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

           No changes during the quarter.

NOTE 6 - COMMON STOCK

      Warrants:
      --------

      The following table summarizes the warrants issued, exercised and expired during the period ended March 31, 2003:

Balance at December 31, 2001                                                   4,364,048
Warrants issued during 2002
        At $0.02 per share                                                        50,000
        At $0.72 per share                                                       612,306
        At $0.90 per share                                                     1,352,350
        At $1.00 per share                                                       470,000
        At $3.00 per share                                                        15,000
Warrants expired unexercised during the period, $1.00 per share                 (700,000)
                                                                      ------------------
Warrants to purchase common shares, balance at December 31, 2002               6,163,704
Warrants issued during 2003
Warrants expired unexercised during the period, $3.50 per share               (1,139,314)
                                                                      ------------------
Warrants to purchase common shares, balance at March 31, 2003                  5,024,390
                                                                      ==================


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

o    1999 Directors and Employees Stock Option Plan (Plan "B");

o    1999 Directors and Advisory Board Members Stock Option Plan (Plan "C");

o    2000 Employees Stock Option and Stock Award Plan (Plan "D");

o    2001 Employees Stock Option and Stock Award Plan (Plan "E"); and,

o    2002 Stock Option Plan (Plan "F")

The following table will summarize options and awards granted, and options and awards available for grant for the quarter ended March 31, 2003:


                                            PLAN A        PLAN B        PLAN C         PLAN D        PLAN E       PLAN F
                                             1998          1999          1999           2000          2001         2002
                                          ------------ ------------- ------------ ------------- ------------- ------------
Total shares authorized under plan:           900,000     1,000,000    1,100,000     1,500,000     1,000,000   10,000,000
Options/awards granted:
      Employees                               250,000       335,000            -       131,573                  4,508,000
      Directors                               400,000       425,000      400,000        36,315                    200,000
      Non-employees, consultants              250,000       200,000            -     1,316,175                    368,000
      Advisory Board members                        -             -      500,000             -                          -
                                          ------------ ------------- ------------ ------------- ------------- ------------
Total options granted                         900,000       960,000      900,000     1,484,063       455,754    5,076,000
Expired or cancelled (a)                            -        40,000      200,000        15,937       544,246            -
                                          ------------ ------------- ------------ ------------- ------------- ------------

Available for grant at March 31,2003                -             -            -             -             -    4,924,000
                                          ============ ============= ============ ============= ============= ============

(a) Employees:

            o    There were no changes during the quarter


(b) Non-employees and consultants:

            o    There were no changes during the quarter.


The following table summarizes the status of the Company's stock options (excluding stock awards) and changes thereto during the quarter ended March 31, 2003:


                                                                                         WEIGHTED AVERAGE
                                                                 SHARES                   EXERCISE PRICE
                                                        -----------------------------------------------------
Balance at December 31, 2001                                           2,779,500     $                  1.08
    Granted during 2002                                                5,076,000                        0.73
    Canceled during 2002                                                 (5,000)                        1.56
    Exercised during 2002                                                      -                           -
                                                        -----------------------------------------------------
Outstanding at end of year, December 31, 2001                          7,850,500     $                  0.85
                                                        -----------------------------------------------------
    Granted during 2003                                                        -                           -
    Cancelled during 2003                                                      -                           -
    Exercised during 2003                                                      -                           -
                                                        -----------------------------------------------------
Outstanding at end of year, December 31, 2002                          7,850,500     $                  0.85
                                                        =====================================================
Options exercisable at end of quarter                                  5,059,310                        0.92
  Weighted remaining contractual life                                                             5.24 years
  Range of exercise prices                                                           $           0.50 - 1.56

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In November 2002, Synergy Technologies Corporation ("we", "us" or the "Company") filed for protection under Chapter 11 of the Bankruptcy Code and sold substantially all of its assets in March 2003 under the auspices and with the approval of the Bankruptcy Court hearing its petition (see NOTE 2 to the Financial Statements for a more complete description of the bankruptcy). The Company does not currently engage in any business operations and can not make any statements regarding our future operations, management, capital requirements or sources of capital.

ITEM 3. CONTROLS AND PROCEDURES

         (a)  Evaluation of disclosure controls and procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         The Company's management does not expect that its disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         (b)  Changes in internal controls.

         There have been no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES

(a) N/A

(b) N/A

(c) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

         99.      Additional Exhibits

         99.1 Certification of Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002

(b) The following Current Reports on Form 8-K during the first quarter of 2003.

                  1.  April 22, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SYNERGY TECHNOLOGIES CORPORATION


Date: May 19, 2002                    By: /s/  Barry Coffey
                                         ------------------
                                               Barry Coffey
                                               Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date: May 19, 2003                          By: /s/ Barry Coffey
                                               -----------------
                                            Barry Coffey
                                            Chief Executive Officer