Form 10QSB
period 2003-06-30
SYNERGY TECHNOLOGIES CORP
filed 2003-08-18
CIK 1080634

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: JUNE 30, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
                         Commission file number 0-26721

                        AUSTRALIAN OIL & GAS CORPORATION
                      (Exact name of small business issuer
                          as specified in its charter)

         DELAWARE                                      84-1379164
         --------                                      ----------
         (State or other jurisdiction                  (IRS Employer
         of incorporation or organization)             Identification No.)

                 2480 North Tolemac Way, Prescott, Arizona 86305
                                  (928)778-1450
                 ----------------------------------------------
                     (Issuer's address and telephone number)

                        Synergy Technologies Corporation
                 1689 Hawthorne Drive, Conroe, Texas 77301-3284
                 ----------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

27,300,550 shares of common stock, $0.001 par value, as of August 14, 2003.

Transitional Small Business Disclosure Format
(check one):  Yes      No  X
                 ---      ---

                           FORWARD-LOOKING STATEMENTS

         Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.


                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                        AUSTRALIAN OIL & GAS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)










                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             PREPARED BY MANAGEMENT








                                  JUNE 30, 2003

                       AUSTRALIAN OIL AND GAS CORPORATION
                   (FORMERLY SYNERGY TECHNOLOGIES CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2003









                                    CONTENTS

                                                                        Page
                                                                        ----

Balance Sheet                                                             1

Statements of Operations                                                  2

Statements of Cash Flows                                                  4

                       AUSTRALIAN OIL AND GAS CORPORATION
                   (FORMERLY SYNERGY TECHNOLOGIES CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                AS AT                  AS AT
                                                            JUNE 30, 2003        DECEMBER 31, 2002
                                                             (UNAUDITED)             (AUDITED)
                                                            -------------        -----------------
                                     ASSETS

CURRENT ASSETS
    Cash                                                      $ 299,692           $     17,898
    Prepaid expenses                                             75,000                 48,439
                                                              ---------           ------------
         TOTAL CURRENT ASSETS                                   374,692                 66,337
INVESTMENTS
    SynGen Technologies                                               -                303,312
    CPJ Technologies                                                  -                454,968
                                                              ---------           ------------

         TOTAL INVESTMENTS                                            -                758,280

Office equipment and computers                                        -                 44,325
                                                              ---------           ------------
TOTAL ASSETS                                                  $ 374,692           $    868,942
                                                              =========           ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable and Accrued expenses                     $ 209,692           $     81,791
    Payable to unsecured claims                                       -                 90,000
    Notes payable                                                     -                257,960
    Accrued interest on notes                                         -                  2,361
                                                              ---------           ------------
         TOTAL CURRENT LIABILITIES                              299,692                342,112

LIABILITIES SUBJECT TO COMPROMISE
    Accounts payable                                                  -              2,032,608
    Convertible debentures                                            -              1,259,100
    Loans payable                                                     -                130,000
    Accrued interest to November 12, 2002                             -                 21,220
                                                              ---------           ------------
         TOTAL LIABILITIES SUBJECT TO COMPROMISE                      -              3,442,928

TOTAL LIABILITIES                                                     -              3,785,040

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value, 75,000,000
    shares authorized, 27,300,550 and 48,005,521
    shares, respectively, issued and outstanding                 27,501                 96,992
    Additional paid in capital                                   47,499             57,700,516
    Deficit accumulated during development stage                      -            (60,713,606)
                                                              ---------           ------------
         TOTAL STOCKHOLDERS' DEFICIT                             75,000             (2,916,098)
                                                              ---------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 374,692           $    868,942
                                                              =========           ============


   The accompanying notes are an integral part of these financial statements.

                       AUSTRALIAN OIL AND GAS CORPORATION
                   (FORMERLY SYNERGY TECHNOLOGIES CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                CUMULATIVE PERIOD
                                                               FOR THE SIX MONTHS            FROM FEBRUARY 10, 1997
                                                                  ENDED JUNE 30,               (DATE OF INCEPTION)
                                                             2003                2002            TO JUNE 30, 2003
                                                          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                                                          -----------         -----------          -----------
OTHER INCOME
    Interest income                                      $          -        $         63         $     35,880
    CPJ testing income                                         25,000                   -               25,000
    Consulting income                                               -                   -                8,927
    Gain on sale of assets                                      1,343                   -                1,343
                                                         ------------        ------------         ------------
                                                               26,343                  63               71,150

EXPENSES
    General and administrative                                238,386           1,708,410            8,435,498
    Stock option compensation                                       -              13,879              997,830
    Compensation related to warrants                                -                   -              343,744
    Technology development                                    105,627             293,189            3,845,361
    Other technology costs                                          -             415,200            1,025,000
    Dry well expenses                                               -                   -              722,210
                                                         ------------        ------------         ------------
TOTAL EXPENSES                                                344,013           2,430,678           15,369,643
                                                         ------------        ------------         ------------

LOSS FROM OPERATIONS                                         (317,670)         (2,430,615)         (15,298,493)
                                                         ------------        ------------         ------------

OTHER EXPENSES
    Amortization of debt discount and offering costs                -                   -           (2,250,000)
    Conversion inducement                                           -            (888,548)            (888,548)
    Accrued interest on notes payable                           9,240            (131,689)            (546,527)
    Share of expenses incurred by joint venture                     -             (33,980)            (342,161)
    Write-down of technology                                        -                   -          (42,414,508)
    Gain on disposition                                             -                   -              802,208
                                                         ------------        ------------         ------------
                                                               (9,240)         (1,054,217)         (45,639,536)
                                                         ------------        ------------         ------------

NET LOSS BEFORE REORGANIZATION ITEMS                         (326,910)         (3,484,832)         (60,959,638)
                                                         ------------        ------------         ------------

REORGANIZATION ITEMS
    Professional fees                                         191,120                   -             (293,607)

                                                        -------------        ------------         ------------
NET LOSS                                                $    (518,030)       $ (3,484,832)        $(61,231,636)
                                                        =============        ============         ============

BASIC AND DILUTED LOSS PER COMMON SHARE                     $(0.01)              $0.09
                                                            ======               =====

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    USED IN CALCULATION                                    48,005,521          38,288,807
                                                        =============        ============




   The accompanying notes are an integral part of these financial statements.

                       AUSTRALIAN OIL AND GAS CORPORATION
                   (FORMERLY SYNERGY TECHNOLOGIES CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           CUMULATIVE PERIOD
                                                         FOR THE THREE MONTHS           FROM FEBRUARY 10, 1997
                                                            ENDED JUNE 30,               (DATE OF INCEPTION)
                                                       2003                2002            TO JUNE 30, 2003
                                                    (UNAUDITED)         (UNAUDITED)           (UNAUDITED)
                                                    -----------         -----------           -----------
OTHER INCOME
    Interest income                                $          -        $          7          $     35,880
    CPJ testing income                                        -                   -                25,000
    Consulting income                                         -                   -                 8,927
    Gain on sale of assets                                1,343                   -                 1,343
                                                   ------------        ------------          ------------
                                                          1,343                   7                71,150

EXPENSES
    General and administrative                            2,970             886,216             8,435,498
    Stock option compensation                                 -                   -               997,830
    Compensation related to warrants                          -                   -               343,744
    Technology development                                    -             209,299             3,845,361
    Other technology costs                                    -             415,200             1,025,000
    Dry well expenses                                         -                   -               722,210
                                                   ------------        ------------          ------------
TOTAL EXPENSES                                            2,970           1,510,715           15,3691,643
                                                   ------------        ------------          ------------

LOSS FROM OPERATIONS                                    ( 1,627)         (1,510,708)          (15,298,493)

OTHER EXPENSES
    Amortization of debt discount and offering costs          -                   -            (2,250,000)
    Conversion inducement                                     -            (888,548)             (888,548)
    Accrued interest on notes payable                         -             (76,209)             (546,527)
    Share of expenses incurred by joint venture               -             (22,016)             (342,161)
    Write-down of technology                                  -                   -           (42,414,508)
    Gain on disposition                                       -                   -               802,208
                                                   ------------        ------------          ------------
                                                              -            (986,773)          (45,639,536)
                                                   ------------        ------------          ------------

NET LOSS BEFORE REORGANIZATION ITEMS AND TAXES           (1,627)         (2,497,481)          (60,938,029)
                                                   ------------        ------------          ------------


REORGANIZATION ITEMS
    Professional fees                                   (64,564)                  -              (293,607)

                                                   ------------        ------------          ------------
NET LOSS                                           $    (66,191)       $ (2,497,481)         $(61,231,636)
                                                   ============        ============          ============

BASIC AND DILUTED LOSS PER COMMON SHARE               $(0.00)            $(0.06)
                                                      ======             ======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    USED IN CALCULATION                              48,005,521          40,442,432
                                                   ============        ============



   The accompanying notes are an integral part of these financial statements.

                       AUSTRALIAN OIL AND GAS CORPORATION
                   (FORMERLY SYNERGY TECHNOLOGIES CORPORATION)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                           CUMULATIVE PERIOD
                                                       FOR THE SIX MONTH PERIODS        FROM FEBRUARY 10, 1997
                                                             ENDED JUNE 30,               (DATE OF INCEPTION)
                                                       2003                2002             TO JUNE 30, 2003
                                                    (UNAUDITED)         (UNAUDITED)           (UNAUDITED)
                                                    -----------         -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $ (518,030)         $(3,484,832)         $(61,231,636)
Adjustments to reconcile net loss to net
cash from operations
    Dry well expense                                         -                    -               722,210
    Depreciation, amortization and write-downs           5,717               35,228            46,649,126
    Conversion inducement                                    -              888,548                     -
    Accrued interest on notes payable                    9,240               99,593               294,271
    Issuance of shares for services                          -            1,176,725             2,538,251
    Issuance of warrants for services                        -                    -               343,744
    Settlement of debt and acquisition of CPJ                -              357,529               357,529
    Re-issue of founders shares                              -               38,500               145,000
    Investment in joint ventures                             -               24,190                50,209
    Exchange rate loss                                       -               17,672                75,805
    Loss on disposition of assets                            -                    -              (684,239)
Changes in assets and liabilities
    Accounts receivable                                      -               14,017                     -
    Prepaid expenses and deposits                      (26,561)             (38,629)              (80,614)
    Accounts payable                                    41,368             (227,287)            2,449,207
    Accounts payable - related parties                       -                    -               153,088
    Accrued expenses                                                        379,499                     -
                                                    -----------         -----------          ------------
                                                      (488,266)            (719,247)           (8,218,049)

Operating cash flows from reorganization items:
    Professional fees - accounts payable                131,306                   -               131,306
    Professional fees - accrued expenses                 21,890                   -                21,890
                                                    -----------         -----------          ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES               (335,070)           (719,247)           (8,064,853)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                     -             (20,770)             (140,175)
    Disposition of assets (Supplemental Information)    298,642                   -               298,642
    Other                                                     -                   -              (788,188)
                                                    -----------         -----------          ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                298,642             (20,770)             (629,721)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable - related parties             -                   -               531,933
    Proceeds from (payment to) notes payable            243,222             (55,223)            1,319,478
    Net proceeds from convertible debt                        -                   -             2,137,500
    Sales of common stock                                     -             779,550             4,603,660
    Advance received in anticipation of common
        stock sale                                       75,000                   -                75,000
    Other                                                     -                   -               402,500
                                                    -----------         -----------          ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                318,222             724,327             9,070,071
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -             (17,672)              (75,805)
NET CHANGE IN CASH                                      281,794             (33,362)              299,692
CASH AT BEGINNING OF PERIOD                              17,898              38,746                     -
                                                    -----------         -----------          ------------

CASH AT END OF PERIOD                               $   299,692         $     5,384          $    299,692
                                                    ===========         ===========          ============

   The accompanying notes are an integral part of these financial statements.

                       SUPPLEMENTAL CASH FLOWS INFORMATION

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


Basis of presentation.

At July 30, 2003 the United States bankruptcy Court confirmed our plan of reorganization. We were reorganized under the laws of the State of Delaware. As of the effective date of the plan the authorized capital stock of the reorganized Synergy will consist of 75,000,000 shares of new common stock, .001 par value. Also the name of the corporation was changed to Australian Oil & Gas Corporation. All stock options, warrants, leases and executory contracts were cancelled. Unsecured claims will receive 3,000,000 shares of common stock plus payment of $90,000. Present equity holders will receive one share of new common for each 10 old shares held for a total of 4,800,550 new shares. G. Albers will purchase 19,500,000 new shares for $75,000. Accordingly, the accompanying financials have been adjusted to reflect this transaction as of June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         On November 13, 2002, Synergy Technologies Corporation ("Synergy") filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Filing") and sold substantially all of its assets in March 2003 under the auspices and with the approval of the Bankruptcy Court hearing its petition (see NOTE 2 to the Financial Statements for a more complete description of the bankruptcy). The Bankruptcy Court entered an Order confirming Synergy's Plan of Reorganization (the "Plan") on July 30, 2003, which became effective on August 11, 2003, that describes the manner in which (i) outstanding creditor claims and shareholder interests will be resolved and (ii) the company will operate after it emerges from bankruptcy. In accordance with the Plan, upon its Effective Date, Synergy reincorporated as Australian Oil & Gas Corporation, a Delaware corporation ("AOG", or the "Company") which is a successor to Synergy for many purposes, including its reporting requirements under federal securities laws. Among other things, the Plan provides that the entity which funded the Plan is obligated to contribute $150,000 to the company's operations over the next two years.

         A discussion of the terms and salient features of the Plan appears under Part II, Item 5, below.

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

         N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

         As previously reported, on November 13, 2002, Synergy Technologies Corporation ("Synergy") filed a petition for relief under Chapter 11 ("Chapter 11 Filing") of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). During March 2003, Synergy sold substantially all of its assets to World Energy Systems Corporation. On July 30, 2003, the Bankruptcy Court confirmed Synergy's Plan of Reorganization, a copy of which is appended hereto as Exhibit 2.1 (the "Plan"), as accepted by the corporation's creditors and equity interest holders in accordance with the provisions of the Bankruptcy Code. The Plan became effective on August 11, 2003 (the "Effective Date").

         The Plan was funded by (i) net cash consideration of $300,000 from the sale of substantially all of Synergy's assets to World Energy Systems Corporation and (ii) the payment by the Plan funder of $75,000 in consideration for 19,500,000 shares of AOG Common Stock and its agreement to contribute up to $150,000 to AOG during the two-year period after the Effective Date of the Plan.

         The Plan provides for, among other things,

     o the reincorporation of Synergy in the State of Delaware under the name Australian Oil & Gas Corporation ("AOG");

     o the cancellation of all executory contracts and unexpired leases made by Synergy prior to the Chapter 11 Filing;

     o the payment of an aggregate of approximately $270,000 in full satisfaction of amounts due to (i) holders administrative claims, including actual and necessary costs and expenses of preserving Synergy's business after the Chapter 11 Filing, compensation for legal and other services and reimbursement of expenses allowed under the Bankruptcy Code, and certain other specified fees and charges allowed under the Bankruptcy Code; (ii) holders of priority tax claims, including unsecured claims of governmental units entitled to priority in payment pursuant to the Bankruptcy Code, and (iii) the United States Trustee;

     o the payment of an aggregate of approximately $90,000 shared pro rata among all holders of general unsecured claims of creditors of Synergy as approved by the Bankruptcy Court and the issuance of an aggregate of 3,000,000 shares of the common stock of AOG ("AOG Common Stock") to such unsecured claim holders on the basis of .86299 of one share for each dollar of the amount of allowed unsecured claims;

     o the cancellation of all outstanding securities of Synergy and the issuance of one (1) share of AOG Common Stock for every ten (10) shares of the common stock of Synergy ("Synergy Common Stock") held by stockholders of Synergy prior to the Chapter 11 Filing, which shall result in the issuance of 4,800,550 shares of AOG Common Stock;

     o the appointment of the following persons to serve as the directors of the reorganized corporation:

                  Name                      Position
                  ----                      --------
         Ernest Geoffrey Albers             Chairman of the Board of Directors

         William Ray Hill                   Director

         David Bruce Hill                   Director

     o the issuance of 19,500,000 shares of AOG Common Stock to Albers Management and Consulting, a Division of Great Missenden Holdings Pty Ltd. or its designees in consideration of supplying $75,000 for funding the Plan (herein referred to as the "Plan Funder") and its agreement to contribute up to $150,000 to AOG during the two-year period after the effective date of the Plan; and

     o the contribution by the Plan Funder of up to $150,000 in working capital for the reorganized corporation's future operations.

         Further, pursuant to the Plan, upon the Effective Date, all matters provided for in the Plan that would otherwise require the approval of the stockholders or directors of Synergy or Synergy as reorganized after the Effective Date, including, without limitation, (i) the authorization to issue or cause to be issued the common stock of AOG, (ii) the effectiveness of the Certificate of Incorporation and By-Laws of AOG, (iii) all restructuring transactions effectuated pursuant to the Plan, (iv) the election or appointment, as the case may be, of directors and officers of AOG, and (v) the qualification of AOG as a foreign corporation wherever the conduct of business by such corporation requires such qualification, shall be deemed to have occurred and shall be in effect from and after the Effective Date pursuant to the general corporation law of Delaware and Colorado, without any requirement of further action by the stockholders or directors of either such corporation.

         AOG expects to issue the shares and deliver certificates evidencing the shares of AOG common stock issuable under the Plan to stockholders within 21 days of the date of this report. As to those persons who held shares of Synergy in "street name", that is through a broker, trustee or other nominee, and did not possess a physical certificate, American Stock Transfer and Trust Company, the stock disbursing agent under the Plan, will cause the appropriate number of shares of AOG common stock to be delivered to each such person's account electronically.

         Under the Plan, all persons receiving shares of AOG common stock other than directors, officers and "affiliates" [as such term is defined in the Securities Act of 1933, as amended (the "Securities Act)] of AOG and persons holding in excess of ten percent (10%) of the outstanding shares of AOG common stock after giving effect to the issuance of AOG common stock as provided herein, shall be entitled to sell, transfer, convey or assign their shares of AOG common stock without restriction and shall receive certificates without any restrictive legend. All directors, officers and "affiliates" of AOG and persons holding in excess of ten percent (10%) of the outstanding shares of AOG common stock after giving effect to the issuance of AOG common stock as provided herein shall receive "restricted securities" as such term is defined under the Securities Act.

         In order to effectuate the reorganization provisions of the Plan, on August 11, 2003, Synergy Technologies Corporation merged with and into Australian Oil & Gas Corporation, a Delaware corporation ("AOG"). AOG was incorporated on August 6, 2003, and, in accordance with the Plan, is authorized to issue 75,000,000 shares of common stock, par value $0.001 per share. After giving effect to the issuance of shares of AOG common stock as provided in the Plan, there are 27,300,550 shares of AOG common stock outstanding.

         Set forth below are the names of each officers of AOG and the position held:

                  Name                      Position
                  ----                      --------
         Ernest Geoffrey Albers             President and Secretary

         William Ray Hill                   Vice President

         Management of AOG is currently reviewing certain business opportunities in the energy industry. The Plan Funder, Albers Management and Consulting, a Division of Great Missenden Holdings Pty Ltd., has agreed to contribute up to $150,000 in working capital for AOG's future operations.

         On the Effective Date, the over-the-counter bulletin board ("OTCBB") discontinued quoting Synergy's common stock under the symbol "OILS.OB." A market maker has filed the forms necessary in support of an application to permit the OTCBB to resume quotations in the stock of AOG. If the application to permit the OTCBB to resume quotations for the reorganized corporation, is accepted, the OTCBB will resume quotations in AOG common stock under the trading symbol "AOGC.OB." Management cannot be certain that the AOG common stock will be quoted on the OTCBB.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

         2.1.     Plan of Reorganization dated May 20, 2003

         2.2 Plan and Agreement of Merger and Reorganization dated August 8, 2003, between Synergy Technologies Corporation and Australian Oil & Gas Corporation

         99.1 Certification of President under Section 906 of Sarbanes-Oxley Act of 2002

(b) The following Current Reports on Form 8-K during the second quarter of 2003.

                  N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AUSTRALIAN OIL & GAS CORPORATION

Date: August 14, 2003                        By: /s/  E. Geoffrey Albers
                                                ------------------------
                                                      E. Geoffrey Albers
                                                      President