Form 10QSB/A
period 2003-06-30
SYNERGY TECHNOLOGIES CORP
filed 2003-08-26
CIK 1080634

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 1

                                       to

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

                                                                AS AT                  AS AT
                                                            JUNE 30, 2003        DECEMBER 31, 2002
                                                             (UNAUDITED)             (AUDITED)
                                                            -------------        -----------------
                                     ASSETS

CURRENT ASSETS
    Cash                                                      $ 299,692           $     17,898
    Prepaid expenses                                             75,000                 48,439
                                                              ---------           ------------
         TOTAL CURRENT ASSETS                                   374,692                 66,337
INVESTMENTS
    SynGen Technologies                                               -                303,312
    CPJ Technologies                                                  -                454,968
                                                              ---------           ------------

         TOTAL INVESTMENTS                                            -                758,280

Office equipment and computers                                        -                 44,325
                                                              ---------           ------------
TOTAL ASSETS                                                  $ 374,692           $    868,942
                                                              =========           ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable and Accrued expenses                     $ 299,692           $     81,791
    Payable to unsecured claims                                       -                 90,000
    Notes payable                                                     -                257,960
    Accrued interest on notes                                         -                  2,361
                                                              ---------           ------------
         TOTAL CURRENT LIABILITIES                              299,692                342,112

LIABILITIES SUBJECT TO COMPROMISE
    Accounts payable                                                  -              2,032,608
    Convertible debentures                                            -              1,259,100
    Loans payable                                                     -                130,000
    Accrued interest to November 12, 2002                             -                 21,220
                                                              ---------           ------------
         TOTAL LIABILITIES SUBJECT TO COMPROMISE                      -              3,442,928

TOTAL LIABILITIES                                                     -              3,785,040

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value, 75,000,000
    shares authorized, 27,300,550 and 48,005,521
    shares, respectively, issued and outstanding                 27,501                 96,992
    Additional paid in capital                                   47,499             57,700,516
    Deficit accumulated during development stage                      -            (60,713,606)
                                                              ---------           ------------
         TOTAL STOCKHOLDERS' DEFICIT                             75,000             (2,916,098)
                                                              ---------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 374,692           $    868,942
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


         On the Effective Date, the over-the-counter bulletin board ("OTCBB") discontinued quoting Synergy's common stock under the symbol "OILS.OB." The company has identified a market maker to file the forms necessary in support of an application to permit the OTCBB to resume quotations in the stock of AOG. If the application to permit the OTCBB to resume quotations for the reorganized corporation, is accepted, the OTCBB will resume quotations in AOG common stock under the trading symbol "AOGC.OB." Management cannot be certain that the AOG common stock will be quoted on the OTCBB.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

         2.1      Plan of Reorganization dated May 20, 2003*

         2.2 Plan and Agreement of Merger and Reorganization dated August 8, 2003, between Synergy Technologies Corporation and Australian Oil & Gas Corporation*

         99.1 Certification of President under Section 906 of Sarbanes-Oxley Act of 2002*

         * Previously filed.

(b) The following Current Reports on Form 8-K during the second quarter of 2003.

                  N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AUSTRALIAN OIL & GAS CORPORATION

Date: August 26, 2003                        By: /s/  E. Geoffrey Albers
                                                ------------------------
                                                      E. Geoffrey Albers
                                                      President