Form 10QSB
period 2003-09-30
AUSTRALIAN OIL & GAS CORP
filed 2003-11-14
CIK 1080634

U.S. SECURITIES AND EXCHANGE COMMISSION

		Washington, D.C. 20549


		   FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended: SEPTEMBER 30, 2003

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      	 SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________ to _________
	   Commission file number 0-26721

	    AUSTRALIAN OIL & GAS CORPORATION
	   (Exact name of small business issuer
		as specified in its charter)

        		DELAWARE
	      (State or other jurisdiction
	      of incorporation or organization)
		     84-1379164
		     (IRS Employer
		   Identification No.)

    2480 North Tolemac Way, Prescott, Arizona 86305
	           (928)778-1450
 	(Issuer's address and telephone number)

		Former Name and Address

        SYNERGY TECHNOLOGIES CORPORATION
	 (Exact name of small business issuer
	    as specified in its charter)

                   COLORADO
	 (State or other jurisdiction
	 of incorporation or organization)

        	84-1379164
	       (IRS Employer
	     Identification No.)

    1689 Hawthorne Drive, Conroe, Texas 77301-3284
	       (936) 788-8220
	  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    		Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

   27,300,550 shares of common stock, $0.001 par value, as of November 1st, 2003.

Transitional Small Business Disclosure Format
(check one): Yes [ ] No [X]

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


PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

		AUSTRALIAN OIL & GAS CORPORATION
	  (formerly Synergy Technologies Corporation)
			AND SUBSIDIARIES
		(A Development Stage Company)











		   FINANCIAL STATEMENTS
			(UNAUDITED)
		  PREPARED BY MANAGEMENT










		    SEPTEMBER 30, 2003

	  AUSTRALIAN OIL & GAS CORPORATION
     (formerly Synergy Technologies Corporation)
		AND SUBSIDIARIES
	 (A Development Stage Company)
    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
	(PREPARED BY MANAGEMENT) FOR THE
  THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003


		TABLE OF CONTENTS


						           Page
Financial Statements:




Consolidated Balance Sheet as at September 30, 2003  	    5


Consolidated Statement of Operations
  for the three months ended September 30, 2003		    6


Consolidated Statement of Cash Flows
  for the three months ended September 30, 2003		    7


Consolidated Statement of Changes in Stockholders' Equity
 (Deficit) for the three months ended September 30, 2003    8


Notes to Consolidated Financial Statements		    9

		AUSTRALIAN OIL & GAS CORPORATION
	    (formerly Synergy Technologies Corporation)
			AND SUBSIDIARIES
		(A Development Stage Company)
		CONSOLIDATED BALANCE SHEET
			    ASSETS




						     As at
						September 30, 2003
						   (Unaudited)
Current Assets

 Cash 				   	                    -
					             ________
Total current assets					    -

						     ________
Total Assets						    -


	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



Current Liabilities

 Accounts payable and accrued expenses 		     $ 74,396
						     ________
 Total Current Liabilities			       74,396
						     ________
Total Liabilities				       74,396





Stockholders' Equity


 Common stock, $0.001 par value, 75,000,000 shares
 authorized, 27,300,550 and 48,005,521 shares,
 respectively, issued and outstanding		       27,301
Additional paid in capital			       47,699
Deficit accumulated during development stage         (149,396)
						     ________
Total Stockholders' Equity (Deficit)		      (74,396)
						     ________
Total Liabilities and Stockholders' Equity (Deficit) (148,792)


The accompanying notes are an integral part of these financial
			 statements.

		AUSTRALIAN OIL & GAS CORPORATION
	     (formerly Synergy Technologies Corporation)
			AND SUBSIDIARIES
		(A Development Stage Company)
	       CONSOLIDATED STATEMENT OF OPERATIONS


						For the Three Months
					       Ended September 30 2003				  						    (Unaudited)
Revenue

  Income						     -

							     -
Expenses

 General and administrative			        10,678
 Organization expenses				       138,718
						      ________
Total Expenses					      (149,396)


Loss from Operations				      (149,396)
						      ________
Net Loss					      (149,396)



Basic and Diluted Loss per Common Share			$(0.01)


Weighted Average Number of Common
Shares Used in Calculation			    27,300,550


 The accompanying notes are an integral part of these financial
 			statements.

		   AUSTRALIAN OIL & GAS CORPORATION
		(formerly Synergy Technologies Corporation)
			  AND SUBSIDIARIES
		    (A Development Stage Company)
		   CONSOLIDATED STATEMENT OF CASH FLOW




					   For the Three Months
 					   Ended September 30, 2003
						(Unaudited)



Cash from operating activities

 Net loss 					    (149,396)


Adjustments to reconcile net loss to net cash from operations

 Changes in assets and liabilities
     Accounts payable				     149,396


Net cash flows from operating activities 		   -

Effect of exchange rate changes on cash 		   -

Net change in cash 					   -

Cash at beginning of period 				   -
						    ________

Cash at end of period 					   -


The accompanying notes are an integral part of these financial
 			statements.

		AUSTRALIAN OIL & GAS CORPORATION
	  (formerly Synergy Technologies Corporation)
			AND SUBSIDIARIES
		(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
			(DEFICIT)


			   Shares    Amount      Additional  		  			    						 Paid In
					         Capital


Issuance of shares
  of Common Stock
  to Plan funder 	19,500,000    19,500      55,500

Issuance of
 shares of Common
 Stock to holders
 of cancelled shares     4,800,550     4,801      (4,801)

Issuance of shares
 of Common Stock
 to unsecured claim
 holders		 3,000,000     3,000      (3,000)

Net loss for
 the period		         -         -           -
			 _________     _____      ______

Balance at
 September 30, 2003     27,300,550    27,301      47,699



The accompanying notes are an integral part of these financial
 			statements.

		AUSTRALIAN OIL & GAS CORPORATION
	  (formerly Synergy Technologies Corporation)
			AND SUBSIDIARIES
		(A Development Stage Company)
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        	  	 (DEFICIT)
                - CONTINUED FROM PREVIOUS PAGE -


			    Accumulated  Unearned      Total
			    Deficit      Compensation  Stockholders'
 	 			     	               Equity
						       (Deficit)

Issuance of shares
  of Common Stock
  to Plan funder  		--	      --	  75,000

Issuance of
 shares of Common
 Stock to holders
 of cancelled shares		 -             -               -

Issuance of shares
 of Common Stock
 to unsecured claim
 holders		         -	       -	       -

Net loss for 		  (149,396)            -        (149,396)
 the period
			  ________        ______	________

Balance at
 September 30, 2003	  (149,396)   	       -         (74,396)
 (Continued from
   previous page)


The accompanying notes are an integral part of these financial
  			statements.

		   AUSTRALIAN OIL & GAS CORPORATION
		(formerly Synergy Technologies Corporation)
			AND SUBSIDIARIES
		   (A Development Stage Company)
	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All dollar amounts used herein refer to U.S. dollars unless otherwise indicated. These statements are prepared using
Generally Accepted Accounting Principles as well as the terms outlined or explained in the year end 10-KSB filing.

The Company has adopted Fresh Start Accounting upon completion of the Plan of Reorganization as detailed in Note 2.

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

NOTE 2 - REORGANIZATION

As of the effective date of the Plan of Reorganization, Synergy Technologies Corporation (Synergy) was reorganized under the laws of the State of Delaware. The authorized capital stock of the reorganized Australian Oil & Gas Corporation consists of 75,000,000 shares of new common stock (AOG Common Stock), ..001 par value. All stock options, warrants, leases and executory contracts were cancelled. Unsecured claims received 3,000,000 shares of AOG Common Stock plus payment of $90,000. Present equity holders received one share of AOG Common Stock for each 10 old shares held, for a total of 4,800,550 of AOG Common Stock. The Plan Funder received 19,500,000 shares of AOG Common Stock in return for advancing $75,000 to fund the Plan of reorganization.

NOTE 3 - ADJUSTMENTS TO THE AMOUNTS OF ASSETS AND LIABILITIES

As at the effective date of the Plan of Reorganization the following adjustments were made to assets, liabilities and stockholders' equity (deficit):

Cash

  Cash of $299,692, was paid to holders of unsecured claims of $90,000 and to settle accounts payable of $209,692.

Prepaid Expenses

  Prepaid re-organization expenses of $75,000 were expended.

Accounts Payable

  Accounts payable to holders of administrative claims of $209,692 were settled in full in cash.

Unsecured Claims

  Holders of general unsecured claims were settled by payment of $90,000 in cash and the issuance of 3,000,000 shares of AOG Common Stock.

Elimination of Accumulated Deficit

  Accumulated deficit of $60,713,606 was eliminated on the cancellation of all outstanding securities of Synergy and the issuance of (1) share of AOG Common stock for every ten (10) shares of the common stock of Synergy which resulted in the issuance of 4,800,550 shares of AOG Common Stock.

NOTE 4 - INVESTMENTS

The Company has two wholly owned subsidiaries; Gascorp, Inc and Nations LNG, Inc, both incorporated in Delaware. Gascorp, Inc has made application for a petroleum exploration permit by way of competitive work program tender with the responsible authority for regulation of the Australian offshore petroleum exploration activities with respect to AC02-1, an area within the Territory of Ashmore & Cartier Islands, an Australian offshore territory administered by the Northern Territory of Australia ("NT") on behalf of the Australian government. Gascorp holds a 20% interest in the application.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter the Australian Oil & Gas Corporation issued
19,500,000 shares of common stock to the nominees of Albers
Management and Consulting, a division of Great Missenden Holdings
Pty Ltd (of which Mr E. Geoffrey Albers is a director and shareholder) as Plan Funder, pursuant to the Plan of Reorganization.

During the quarter Great Missenden Holdings Pty Ltd charged the Company consulting services at the rate of $150 per hour; $6,000 relating to the Plan of Reorganization and $1,500 relating to the administration of the Company. In addition, claims for disbursements relating to the Plan of Reorganization of $44,408 and to the Company's administration of $4,431 were lodged.

At September 30, 2003 the amount of $56,339 remained payable to Great Missenden Holdings Pty Ltd on three months notice, interest free until December 31, 2003, thereafter bearing interest at 7% per annum.

NOTE 6 - CURRENT LIABILITIES

At September 30, 2003 the Company recorded a liability to Great
Missenden Holdings Pty Ltd of $56,339, as set out in Note 4
Related Party Transaction.

Other liabilities of $18,057 were recorded, during the quarter;
relating to the Plan of Reorganization $13,309, and to the administration of the Company $4,748.

NOTE 7 - COMMON STOCK

During the quarter on the effective date of the Plan of Reorganization, the following changes in common stock were effected:

 - the issuance of 19,500,000 shares of AOG Common Stock to Albers Management and Consulting, a Division of Great Missenden Holdings Pty Ltd in consideration of supplying $75,000 for funding the Plan (herein referred to as the "Plan Funder") and its agreement to contribute up to $150,000 to AOG during the two-year period after the effective date of the Plan;

 - the issuance of (1) share of AOG Common Stock for every ten
   (10) shares of common stock of Synergy held by stockholders of Synergy prior to the Chapter 11 Filing, which resulted in the issuance of 4,800,550 shares of AOG Common Stock;

 - the issuance of an aggregate of 3,000,000 shares of AOG Common
   Stock to all holders of Synergy general unsecured claims on the basis of .86299 of one share for each dollar of the amount of allowed unsecured claims;


NOTE 8 - SUBSEQUENT EVENTS

On November 6, 2003 the Company entered into an Option Agreement whereby it may, up until March 31, 2004 elect to participate for a 30% interest in three petroleum exploration permits operated as one joint venture. The permits are located in the Browse Basin, in the offshore waters of the North West Shelf of Australia.

Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations

	Since Australian Oil & Gas Corporation (formerly Synergy Technologies Corporation) emerged from bankruptcy on August 11, 2003, the company has not conducted any business operations. Since that date, management has been seeking to identify new business opportunities in which to become involved but has not yet concluded its investigation or made any decision as to the company's future operations other than as disclosed in Part II
Item 5. Accordingly, we have no results of operations to report nor can we make any statements regarding our future capital requirements or sources of capital as of the date hereof.

During the the three months ended September 30, 2003, Great Missenden Holdings Pty Ltd ("GMH"), an affiliate of the Company, provided consulting services to us as and when required, relating to the Plan of Reorganization and general administration. In addition, GMH paid an aggregate of $48,839 of disbursements relating to those activities on the Company's behalf which is accounted for as a loan to the Company. The loan by GMH to the Company is interest free until December 31, 2003 and thereafter bears interest at 7% per annum and is repayable on three months notice.

Item 3. Controls and Procedures

	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

	As of the end of the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter to which this report relates that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2. Changes in Securities

(a) N/A

(b) N/A

(c) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

	Over the Counter Bulletin Board Quotation

	In September 2003, the company's class of common stock resumed quotation on the Over-the-Counter Bulletin Board under the symbol AOGC.


	Application for Petroleum Exploration Area AC02-1

	On September 22, 2003, the Company's wholly owned sub-sidiary, Gascorp, Inc. ("Gascorp"), together with certain other affiliated joint venturers, lodged an application for a petroleum exploration permit by way of competitive work program tender with the authority responsible for regulation of Australian offshore petroleum exploration activities with respect to AC02-1, an area within the Territory of Ashmore & Cartier Islands, an Australian offshore territory administered by the Northern Territory of Australia ("NT"), on behalf of the Australian government. Gascorp holds a 20% interest in the application, in joint venture with its affiliates, Natural Gas Corporation Pty Ltd (40% and operator) and Auralandia N.L. (40%).

	Release area AC02-1 is located in the Vulcan Sub-basin and includes the Oliver oil and gas field. According to a NT website, this resource has estimated reserves of 15-18 million barrels of liquid hydrocarbons and 335-345 billion standard cubic feet of gas.

	Area AC02-1 is situated 640 kilometres west of Darwin, and comprises 5 graticular blocks, totalling approximately 400 square kilometers. The Oliver oil and gas field lies 35 kilometers north of the Jabiru oil field (currently producing via a floating pro-duction storage and offloading facility). The Audacious-1 oil discovery (January 2001) lies 12 kilometers to the southeast of Oliver-1. The Tenacious-1 oil discovery (May 1997) lies 25 kilometers to the south-southwest. Water depths range from about 250-350 meters over the area.

	Exploration in the Vulcan Sub-basin commenced in the 1960's and the first oil discovery was made at Puffin-2 in 1974. The first commercial oil accumulation was discovered at Jabiru-1 in 1983. Since then, further commercial oil discoveries have been made at Challis, Skua and Cassini. Significant oil and/or gas discoveries have also been made at Talbot, Oliver, Montara, Bilyara, Tahbilk, Tenacious and Audacious. Oil production from the Jabiru and Challis-Cassini fields is via FPSO's; production ceased at Skua in January 1997.

	Gascorp has not as yet been advised as to the outcome of its application. There can be no assurance that the application will be successful or if an offer of permit is received that the Company will accept the offer, or that if the Company receives and accepts the offer covered by the application that this area will yield any production or that production will be commercially viable.

	Option with respect to Browse Joint Venture

	On November 6, 2003, the Company was granted an option by certain of its affiliates, at no cost, to acquire a 30% interest, by way of a farm-in, to the Browse Joint Venture, exercisable through until March 31, 2004. The Company intends, over the option period, to undertake an evaluation of the potential of the properties to determine whether or not to exercise the option, and whether or not the transaction is fair to the shareholders of the Company.

	The underlying three permits, WA-332-P, WA-333-P and WA-341-P, are contiguous and comprise a total project area of approximately 7,800 square kilometer. They are located on the eastern margin of the Browse Basin, a significant oil prospective and gas rich area, offshore from Western Australia.

	The Browse Joint Venture permits have been only lightly explored and despite their strategic location, only four wells have been drilled in the permits.

	To the west, within 25-30 kilometers outside of the permit boundaries, there are significant gas condensate discoveries.
Further to the west, again, there are the long-standing gas discoveries at Scotts Reef and Brecknock, which hold resources in excess of 10 TCF of gas. To the north east of the permit boundaries lies the recent 1 TCF Crux gas discovery.

	The project area is thought to be endowed with suitable geology for economic oil and gas accumulations. There is already an extensive body of existing geological data which is available, including a large amount of 2D and 3D seismic data that is to be acquired. There is an extensive portfolio of leads and prospects to pursue; however, we cannot assure you that this area will yield any production or that production will be commercially viable.

Item 6. Exhibits and reports on Form 8-K

(a) List of Exhibits

31.1	Certification of Chief Financial Officer pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic
	Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

 (b) The following Current Reports on Form 8-K during the second quarter of 2003.

None

			SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				AUSTRALIAN OIL & GAS CORPORATION




Date: November 14, 2003		By: /s/	E. Geoffrey Albers
				_____________________________
            			E. Geoffrey Albers
				President

						Exhibit 31.1

			CERTIFICATION


I, E. Geoffrey Albers, President, Chief Executive Officer and
Chief Financial Officer of Australian Oil & Gas Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Australian Oil & Gas Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

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

   b)	[Paragraph omitted in accordance with SEC transition
	instructions];

   c) 	evaluated the effectiveness of the Registrant's dis-
	closure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d)	disclosed in this report any change in the Registrant's
	internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have dis-closed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of
   Directors:

   a) 	all significant deficiencies in the design or operation
	of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the regis-trant's auditors any material weaknesses in internal controls; and

   b) 	any fraud, whether or not material, that involves manage-
	ment or other employees who have a significant role in the Registrant's internal controls.


SIGNATURE		 TITLE		 	DATE


/s/ E. Geoffrey Albers 	 President,		November 14, 2003
_____________________	 Chief Executive Officer
E. Geoffrey Albers	 and Chief Financial Officer

						Exhibit 32.1

	   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of Australian Oil
& Gas Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

	1.  The Report complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

 	2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

SIGNATURE		  TITLE			   DATE
/s/ E. Geofffrey Albers   President,		   November 14, 2003
_______________________	  Chief Executive Officer
E. Geoffrey Albers	  and Chief Financial Officer



	This certification accompanies this Report pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. This certification shall not be deemed incorporated by reference in any filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference.

	A signed original of this written statement required by
Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form with the electronic version of this written statement required by
Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.