Form 10KSB
period 2003-12-31
AUSTRALIAN OIL & GAS CORP
filed 2004-03-30
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For  the fiscal year ended December 31, 2003

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period from ______ to _______

                                                Commission file number 000-26721


                        AUSTRALIAN OIL & GAS CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


            Delaware                                    84-1379164
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
  incorporation of organization)

2480 North Tolemac Way, Prescott, Arizona                                86305
-----------------------------------------                              --------
(Address of principal executive offices)                              (Zip Code)

Issuer's Telephone Number:  (928) 778 1450    Internet Website : www.gascorp.net
                                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class                    Name of exchange on which registered

common stock - $0.001 par value                               OTCBB
-------------------------------                               -----

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Revenues for the issuer's most recent fiscal year.  $0

Check if there is disclosure if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

As of March 25, 2004 the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 1,233,049.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At March 26, 2004, 27,300,550 shares of common stock were outstanding.

                        AUSTRALIAN OIL & GAS CORPORATION

                                TABLE OF CONTENTS



                                     PART I
Item 1.      Business........................................................ 3
                         General
                         Description of Business
                         Oil and Gas Acreage
                         Reserve Estimates
                         Production
                         Productive Wells and Acreage
                         Underdeveloped Acreage
                         Drilling Activity
                         Current Activities and Plans
                         Competitive Factors
                         Environmental Compliance And Risk
                         Employees

Item 2.      Properties...................................................... 7
Item 3.      Legal Proceedings............................................... 7
Item 4.      Submission of Matters to a Vote of Security Holders............. 8


                                     PART II
Item 5.      Market for Common Equity and Related Stockholder Matters........ 8
Item 6.      Plan of Operation............................................... 8
Item 7.      Financial Statements............................................17
Item 8.      Changes in and Disagreements with Accountants ..................17


                                    PART III
Item 9.      Directors and Executive Officers of the Registrant..............17
Item 10.     Executive Compensation..........................................18
Item 11.     Security Ownership of Certain Beneficial Owners and Management..19
Item 12.     Certain Relationships and Related Transactions..................19


                                     PART IV
Item 13.     Exhibits and Reports on Form 8-K................................21
Item 14      Controls and Procedures.........................................21
Item 15      Principle Accountant Fees and Services
             Signatures......................................................23
             Financial Statements...........................................F-1

                                     PART I

ITEM 1.  BUSINESS

General
-------

     Since August 2003, Australian Oil & Gas Corporation (the "Registrant") has been seeking to develop oil and gas exploration opportunities in the offshore waters within the jurisdiction of Australia.

     The Registrant is the successor in bankruptcy to Synergy Technologies Corporation ("Synergy") which filed a petition for relief under Chapter 11 ("Chapter 11 Filing") of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on November 13, 2002. During March 2003, Synergy sold substantially all of its assets to World Energy Systems Corporation. On July 30, 2003, the Bankruptcy Court confirmed Synergy's Plan of Reorganization, as accepted by the corporation's creditors and equity interest holders in accordance with the provisions of the Bankruptcy Code. The Plan became effective on August 11, 2003 (the "Effective Date").

     Pursuant to the Plan:

     o Synergy reincorporated in the State of Delaware under the name Australian Oil & Gas Corporation;

     o all executory contracts and unexpired leases made by Synergy prior to the Chapter 11 Filing were cancelled;

     o an aggregate of approximately $270,000 was paid in full satisfaction of amounts due to (i) holders administrative claims, including actual and necessary costs and expenses of preserving Synergy's business after the Chapter 11 Filing, compensation for legal and other services and reimbursement of expenses allowed under the Bankruptcy Code, and certain other specified fees and charges allowed under the Bankruptcy Code; (ii) holders of priority tax claims, including unsecured claims of governmental units entitled to priority in payment pursuant to the Bankruptcy Code, and (iii) the United States Trustee;

     o an aggregate of approximately $90,000 was paid to the holders of general unsecured claims of creditors of Synergy, pro rata, and an aggregate of 3,000,000 shares of the common stock of the Registrant were issued to such unsecured claim holders on the basis of .86299 of one share for each dollar of the amount of allowed unsecured claims;

     o all outstanding securities of Synergy were cancelled and one share of common stock was issued for every ten shares of Synergy common stock outstanding prior to the Chapter 11 Filing, which resulted in the issuance of 4,800,550 shares of AOG Common Stock;

     o    the current directors and management were appointed; and

     o the company issued an aggregate of 19,500,000 shares of common stock to Albers Management and Consulting and its nominees in consideration funding the Plan and its agreement to contribute up to $150,000 to the Registrant over a two-year period after the effective date of the Plan.

     Upon the confirmation of the Plan, the Registrant adopted a Fresh Start Accounting method.

     A complete description of the Plan is set forth in the Registrant's quarterly report on Form 10-QSB for the period ended September 30, 2003.

     The Registrant commenced business operations as a developer of oil and gas opportunities on August 11, 2003. The Registrant has since that date been engaged primarily in the assessment and investigation of petroleum natural resource properties. The Registrant has no proven petroleum reserves and has no revenues.

Description of Business

     The Registrant seeks oil and gas exploration opportunities in the waters within the territorial boundaries of Australia.

     To gain control of exploration areas, a Petroleum Exploration Permit must be granted by the Designated Authority, acting pursuant to the Petroleum (Submerged Lands) Act of the Commonwealth of Australia ("the Act"). A Petroleum Exploration Permit provides rights to the holder to undertake exploration, including seismic surveys and drilling, in the defined area of a Permit. A Permit is granted for an initial six year period. Under the terms of a Permit, the exploration work program nominated for the first three years must be met. The Permit holder may withdraw from the Permit after the third permit year, or at the end of any subsequent Permit years, provided that all the exploration work obligations up to the date of withdrawal have been met.

     A Permit may be renewed for two subsequent five year periods, providing the terms of the Permit are in good standing at the end of each preceding period, and provided that half of the remaining area is relinquished on each renewal.

     The holder of a Permit may not construct any installation in the Permit or abandon, suspend or complete any well without the written approval of the Designated Authority. A Permit requires the holder to comply with the Act, the regulations and all directions made there under and to carry out operations with adequate measures for the protection of the environment and to carry insurance as directed by the Designated Authority. A Permit incurs a modest yearly rental figure. The figure is calculated by multiplying the number of graticular blocks contained within a Permit by the figure deemed by the Designated Authority, currently approximately Australian $70 dollars.

     A Permit is granted by the Designated Authority following a competitive tender program, based on the best work program offered. The experience of the directors and the technical and financial resources of the applicant is taken into consideration before a decision is made. The Registrant considers that it satisfies the Designated Authority's requirements and will be able to secure large tracts of acreage. The Registrant's President Mr E G Albers, has a track record in successfully bidding for exploration permits, and on progressing exploration and developments with major international companies.

     For the most part, major companies have dominated the offshore exploration industry in Australia. More recently, new and independent operators have become increasingly active. The Registrant is encouraged by this increased activity and by the diversity of geological concepts being developed.

     Increasing availability of sophisticated off-the-shelf technologies from service companies and of expert technical advice from consultants, all aided by the latest computing power, allow companies such as the Registrant to make a fully-fledged entry into this environment. There is a worldwide pool of rig operators, seismic service companies and technical consultants upon which the Registrant can draw for products and specialist expertise, allowing it to participate and meet its goals.

     The Registrant's strategy is to acquire and control strategic areas in the territorial waters off Australia to prospect for oil and natural gas which have potential to be farmed-out/or developed in conjunction with major industry players: it being recognised that the Registrant lacks the resources to fully explore and develop areas on its own behalf.

     It is the Registrant's intention that when funds for exploration are required, they will be raised by the sale of securities to industry specialists or in private or public offerings. Should these methods not be considered to be viable or in the best interests of shareholders, then it would be the Registrant's intention to meet its obligations by either farming-out or selling a portion of its interests, a course of action that is part of the Registrant's strategy.

Oil and Gas Acreage
-------------------

     In September 2003, the Registrant's wholly owned subsidiary, Gascorp Inc., together with certain other affiliated joint venturers made application to the Australian authorities for a petroleum exploration permit with respect to AC02-1, a gazetted area within the offshore Territory of Ashmore and Cartier Islands, an Australian offshore territory. Gascorp Inc holds a 20% interest in the application. The Registrant has not been advised whether its application has been successful.

     In November 2003 the Registrant was granted an option, exercisable until March 31 2004, to acquire a 30% interest in three petroleum exploration permits in the Browse Basin, offshore Western Australia. As of the date of this report, no decision regarding the "option" has been made.

     [See Item 2 - "Properties" of this report for more information concerning the Registrant's intentions with respect to oil and gas properties].

Reserve Estimates
-----------------

     The Registrant has no oil and gas reserves.

Production
----------

     The Registrant has no oil and gas production.

Productive Wells and Acreage
----------------------------

     The Registrant has no productive wells or productive acreage.

Undeveloped Acreage
-------------------

See Item 2 Properties

Drilling Activity
-----------------

     The Registrant has no immediate plans to engage in any exploratory oil or gas drilling on acreage for its own account. However, if additional financing can be obtained, it may engage in well drilling, depending upon the cost of the well drilling, the terms of any participation, future farm-out, joint venture or similar arrangements, which may be entered into.

Current Activities and Plans
----------------------------

     The Registrant's current activities relate solely to its intention to become an active participant in oil and gas exploration in the offshore areas of Australia, as described above. (See Item 2. Properties)

Competitive Factors
-------------------

     The acquisition of oil and gas interests is competitive. The Registrant anticipates that it will continue to encounter strong competition from many established companies with greater financial, personnel and informational resources. Competition from such companies, together with rising prices of oil and gas, may escalate the cost of acquiring properties from others beyond the range of prices the Registrant can afford. If valuable oil and gas deposits are discovered on the Registrant's properties, their marketability will depend on numerous factors, including available equipment for which there is strong demand and other supplies of oil and gas.

Environmental Compliance and Risk
---------------------------------

     Since the Registrant is engaged in the natural resources industry, environmental regulation may have a significant impact upon the Registrant's operations and may necessitate significant capital outlays, which, in turn, may materially affect the earning power of the Registrant. Certain operations in the exploratory and production phase of oil and gas exploration are potentially hazardous to the environment. Exploratory drilling in natural areas are sources of environmental regulation; and reclamation requirements, must be satisfied. Further, if recovery methods are utilized which involve the construction of a plant or similar hardware to implement the recovery system, the environmental impact of such a system must be disclosed in an Environmental Impact Statement; and compliance with such act could adversely affect future operations and revenues. Although the Registrant does not anticipate that it will be the operator on any oil and gas properties, others who may drill and operate such properties will face possible environmental regulations, which could affect the Registrant's liabilities.

Employees
---------

     As of December 31, 2003, the Registrant employed three persons, namely the directors, each on a part time basis. Additionally, the Registrant retains geologists and consultants on a contract or fee basis, as and when their services are required.

ITEM 2.  PROPERTIES

     The Registrant's office, located at 2480 North Tolemac Way, Prescott, Arizona, has nominal square footage and, as yet, the rent for the office space has not been determined, but will not be more than a nominal amount per month. The Registrant also has the use of premises in Australia at 25 Floor, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Great Missenden Holdings Pty Ltd., an affiliate of the Registrant by virtue of common management, makes in respect to the administration of the Registrant.

Application for AC02-1

     In September 2003, the Registrant's wholly owned subsidiary, Gascorp Inc. ("Gascorp"), together with certain other affiliated joint venturers, lodged an application for a petroleum exploration permit by way of competitive work program tender with the authority responsible for regulation of Australian offshore petroleum exploration activities with respect to AC02-1, an area within the Territory of Ashmore & Cartier Islands, an Australian offshore territory administered by the Northern Territory of Australia ("NT") on behalf of the Australian government. Gascorp holds a 20% interest in the application, in joint venture with its affiliates, Natural Gas Corporation Pty Ltd (40%) and Auralandia N.L. (40% operator).

     Release area AC02-1 is located in the Vulcan Sub-basin and includes the underdeveloped Oliver oil and gas accumulation. It is situated 640 kilometres west of Darwin, and comprises 5 graticular blocks, totaling approximately 400 square kilometres (98,800 acres).

     The Registrant has not been advised whether its application has been successful.

Option with respect to Browse Joint Venture

     In November 2003, the Registrant was granted an option by certain of its affiliates, at no cost, to acquire a 30% interest, by way of a farm-in, to the Browse Joint Venture, exercisable through until March 31, 2004. The Registrant has, over the option period, undertaken an evaluation of the potential of the properties, in order to determine whether or not to exercise the option, and whether or not the transaction is fair to the Registrant's shareholders. The underlying three permits, WA-332-P, WA-333-P and WA-341-P are contiguous and comprise a total project area of approximately 7,800 square kilometers (1,926,600 acres). The permits are located on the eastern margin of the Browse Basin offshore from Western Australia.

     The project area is thought to be endowed with suitable geology to potentially give rise to economic oil and gas accumulations. There is an extensive body of existing geological data which is available, including a large amount of 2D and 3D seismic data. There is also an extensive portfolio of leads and prospects to pursue. However, there can be no assurance that this area will yield any production or that production will be commercially viable.

     The Registrant has not decided if it will exercise this option to participate in the Browse Joint Venture.

ITEM 3.       LEGAL PROCEEDINGS

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the period covered by this report, no matters were submitted to a vote of security holders of the Registrant.


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

     The Registrant's common stock trades on the OTC Bulletin Board under the trading symbol "AOGC." The prices set forth below reflect the quarterly high and low bid prices for shares of common stock since the Registrant's stock commenced trading. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                            Closing Bid
                                            High    Low
                                            ------------
2003

October 27 - December 31                    $0.25  $0.01


     As of March 24, 2004, there were 4 market makers in our common stock.

     On December 31, 2003, there were approximately 2,850 record holders of the Registrant's common stock.

     The Registrant has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Registrant intends to retain any earnings to finance the growth of its business. There can be no assurance that the Registrant will ever pay cash dividends.

Recent Sales of Unregistered Securities
---------------------------------------

     The Registrant has not sold any equity securities since it emerged from bankruptcy in August 2003.

ITEM 6.  PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This annual report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the United Stated Securities Exchange Act of 1934, as amended (Exchange Act). Readers of this annual report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

     All statements, other than statements of historical facts, so included in this annual report that address activities, events or developments that the Registrant intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding the Registrant's business strategy, plans and objectives and statements expressing beliefs and expectations regarding the ability of the Registrant to successfully raise the additional capital necessary to meet its obligations, the ability of the Registrant to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Registrant to attract additional working interest owners to participate in the exploration and development of oil and gas reserves, are forward-looking statements within the meaning of the Act. These forward-looking statements are and will be based on management's then-current views and assumptions regarding future events.

     The following are some of the important factors that could affect the Registrant's financial performance or could cause actual results to differ materially from estimates contained in the Registrant's forward-looking statements. The important factors are not exclusive.

     In this summary of risks the Registrant may use the words "we", "us" "our" or the "Company" to refer to Australian Oil & Gas Corporation and its subsidiaries. The business operations of each of the Company and any such entities will be subject to risks, which may impact adversely on its future performance. These risks may adversely affect the value of the relevant entity's assets and this may affect the value of any Stock in the Company.

Our future performance is difficult to evaluate because we have a limited operating history and do not own or have development agreements for any oil or natural gas properties.

     We began operations in August 2003 and have a limited operating and financial history. As a result, there is little historical financial and operating information available to help you evaluate our performance or an investment in our common stock. As we do not own any oil or natural gas properties, you will be unable to independently evaluate properties we may acquire before you make an investment in our common stock.


Potential conflicts of interest may cause us to enter into less favorable agreements than we might have obtained from third parties.

     Some of our directors are also directors or executive officers of other oil and natural gas companies, which may from time to time compete with us for farm-ins, working interest partners, or property acquisitions. We also may seek to negotiate farm-in agreements or working interest agreements with companies whose boards of directors include individuals who are directors or executive officers of our company. Under Delaware law, a director that has an interest in a contract or proposed contract or agreement shall disclose his interest in such contract or agreement and shall refrain from voting on any matter in respect of such contract or agreement. Nevertheless, we may enter into agreements with such other companies that are not as favorable as that which we might have obtained from unrelated third parties.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

     Our future capital requirements depend on many factors, including the amount of property under development and our profitability. To the extent that the funds generated by this offering and future operations are insufficient to fund operating and capital requirements, we may need to raise additional funds through financings or curtail our growth and reduce our exploration activities. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Estimates of future cash flows may prove to be inaccurate, resulting in a reduction of our working capital.

     Estimates of future net cash flows from interests we may develop in oil and natural gas reserves, prepared by independent engineers, will be based upon estimates of oil and natural gas reserves and the percentage of those reserves which can be recovered and produced with current technology. These estimates will include assumptions as to the prices received for the sale of oil and natural gas. Any one or all of those estimates may be inaccurate, which could materially affect resulting future net cash flows and working capital.

We depend on our executive officers for critical management decisions and industry contacts but have no employment agreements or key person insurance with these individuals.

     We are dependent upon the continued services of our executive officers. We do not have employment agreements with any of these individuals and do not carry key person insurance on their lives. The loss of the services of any of our executive officers, through incapacity or otherwise, could have a material adverse effect on our business and would require us to seek and retain other qualified personnel.

A substantial or extended decline in oil and natural gas prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.

     The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

     o    changes in global supply and demand for oil and natural gas;
     o the actions of the Organization of Petroleum Exporting Countries, or OPEC;
     o political conditions, including embargoes, which affect other oil-producing activities; the level of global oil and natural gas exploration and production activity;
     o    the level of global oil and natural gas inventories;
     o    weather conditions affecting energy consumption;
     o    the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our future revenues but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

     Oil and natural gas exploration activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas reserves. Our decisions to develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Reserve estimates depend on many assumptions that may turn out to be inaccurate. Our cost of drilling, completing and operating wells will be uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

     o delays imposed by or resulting from compliance with regulatory requirements;
     o    pressure or irregularities in geological formations;
     o    equipment failures or accidents;
     o    adverse weather conditions;
     o    reductions in oil and natural gas prices;
     o    title problems; and
     o    limitations in the market for oil and natural gas.

 If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of any interests we have in oil and natural gas properties.

     Accounting rules require that we review periodically for possible impairment the carrying value of the oil and natural gas properties we develop. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of exploration plans, production data, economics and other factors, we may be required to write-down the carrying value of any oil and natural gas interests we develop. A write-down constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

 We may incur substantial losses and be subject to substantial liability claims as a result of any future oil and natural gas operations.

     We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration activities will be subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

     o environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
     o    abnormally pressured formations;
     o mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;
     o    fires and explosions;
     o    personal injuries and death; and o natural disasters.

     Any of these risks could adversely affect our ability to operate or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could adversely affect us.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

     Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our future oil and natural gas production will depend on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production will depend in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut-in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity. If that were to occur, then we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

     Exploration, production and sale of oil and natural gas are subject to extensive Australian and international laws and regulations. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include: o discharge permits for drilling operations; o drilling bonds; o the spacing of wells; o unitization and pooling of properties; and o taxation.

     Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our financial condition and results of operations.

Our operations may incur substantial liabilities to comply with the environmental laws and regulations.

     Our oil and natural gas operations are subject to stringent Australian and international laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities, and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position, or financial condition as well. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release of such materials or if our operations were standard in the industry at the time they were performed.

The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our exploration plans on a timely basis and within our budget.

     Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration operations, which could have a material adverse effect on our business, financial condition or results of operations.

Competition in the oil and natural gas industry is intense, which may adversely affect our ability to compete.

     We operate in a highly competitive environment for developing properties, marketing of oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

We may depend on industry partners and could be seriously harmed if they do not perform satisfactorily, which is usually not within our control.

     Because we have few employees and no revenues, we will continue to be largely dependent on industry partners for the success of our oil and gas exploration projects. We could be seriously harmed if our industry partners do not perform satisfactorily on projects that affect us. We likely will have no control over factors that would influence the performance of our partners.

We are controlled by a small number of principal stockholders who may exercise a proportionately larger influence on the company than its stockholders with smaller holdings.

     We are controlled by a small number of principal stockholders who may cause events to occur that are not in the interests of the company's stockholders with smaller holdings. Our President, Geoff Albers and entities controlled by him own approximately 49% of the outstanding common stock. Accordingly, it is likely that Mr. Albers will have significant influence on the election of the company's directors and on its management, operations and affairs, including the ability to prevent or cause a change in control of the company.

Anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by third parties that may ultimately be in the financial interests of the company's stockholders.

     Our certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts, preventing changes in its management or limiting the price that investors may be willing to pay for shares of Common Stock. These provisions, among other things, authorize the board of directors to designate the terms of and to issue new series of preferred stock, to limit the personal liability of directors, to require the company to indemnify directors and officers to the fullest extent permitted by applicable law and to impose restrictions on business combinations with some interested parties.

The market price of our common stock is highly volatile.

     The market price of our Common Stock has been and is expected to continue to be highly volatile. Prices for our common stock will be influenced by many factors and may fluctuate widely as a result of factors beyond our control. General factors which will bear on the price of our common stock include the depth and liquidity of the market for the common stock, investor perception of us and our technologies and general economic and market conditions.

Our common stock is traded over the counter, which may deprive shareholders of the full value of their shares.

     Our Common Stock is quoted via the Over The Counter Bulletin Board (OTCBB). As such, our Common Stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Market. These factors may result in higher price volatility and less market liquidity for the Common Stock.

A low market price may severely limit the potential market for our common stock.

     Our Common Stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

Plan of Operation
-----------------

     General

     Australian Oil & Gas Corporation is an independent energy company focused on exploration and development of oil and natural gas reserves. Our core business is directed at the acquisition of interests in oil and gas prospects in the off-shore areas in Australia's territorial waters. Since August 2003, when current management began operating the company, we have not conducted any substantive business operations. Management has been seeking to identify opportunities in oil and gas exploration in Australia, but has not yet concluded its investigation or made any decision as to the company's future operations other than as disclosed elsewhere herein. Accordingly, we have no results of operations to report.

     We rely on the considerable experience in the oil and gas industry of our President, Mr. Geoffrey Albers, to identify and conduct initial analyses of properties in which we may acquire an interest. We devote essentially all of our resources to the identification of high quality oil and gas properties and seek to keep our overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven technologies to evaluate prospects before acquiring a working interest. Generally, we expect to invest in projects at different levels of participation, principally as a minority owner, so that daily operating responsibility will rest with experienced, high quality partners and contractors.

     To date, we have, together with certain other affiliated joint venturers, made application to the Australian authorities for a petroleum exploration permit with respect to AC02-1, a gazetted area within the offshore Territory of Ashmore and Cartier Islands, an Australian offshore territory. We hold a 20% interest in the application. We have not been advised whether this application has been successful. In November 2003, we were granted an option, exercisable until March 31 2004, to acquire a 30% interest in three petroleum exploration permits in the Browse Basin, offshore Western Australia. As of the date of this report, we have not made a decision as to whether to exercise this option.

     The Registrant's cash requirements for the next 12 months are dependent on a number of scenarios. Firstly, if the Registrant is unsuccessful in its application for Exploration Permit AC02-1 and does not exercise its option to acquire a 30% interest in the Browse Basin Permits, the Registrant would need approximately $75,000 to cover office administration. Secondly, if the Registrant decides to exercise its "option", yet fails in its application for the area known as AC02-1, then the cash requirement for the Registrant would be approximately $100,000, inclusive of office administration. Thirdly, if the Registrant decides to exercise its "option" and is successful in the application for AC02-1, then the cash requirement for the Registrant would be approximately $125,000, inclusive of office administration. Management believes it is reasonably likely that it will be able to generate cash to support its operations during the next twelve months through advances from Great Missenden Holdings Pty Ltd or through the sale of the Registrant's common stock.

Liquidity and Capital Resources

     During the period from Inception to 31 December 2003, Great Missenden Holdings Pty Ltd ("GMH"), an affiliate of the Registrant, provided consulting services to the Registrant, as and when required, relating to the Plan of Reorganization and general administration. In addition, GMH paid an aggregate of $69,207 of disbursements relating to those activities on the Registrant's behalf which is accounted for as a loan to the Registrant. The loan by GMH to the Registrant is interest free until December 31, 2003 and thereafter bears interest at 7% per annum and is repayable on three months notice.

     The following table reflects the Registrant's working capital position at December 2003:

Current assets                                     $2,000
Current liabilities                              $111,000
Working capital deficit                         ($109,000)
Current ratio                                    --------

Critical Accounting Policies

     The Registrant has identified the accounting policies described below as critical to its business operations and the understanding of the Registrant's results of operations. The impact and any associated risks related to these policies on the Registrant's business operations is discussed throughout this section where such policies affect the Registrant's reported and expected financial results. The preparation of this Annual Report requires the Registrant to make estimates and assumptions that affect the reported amount of assets and liabilities of the Registrant, revenues and expenses of the Registrant during the reporting period and contingent assets and liabilities as of the date of the Registrant's financial statements. There can be no assurance that the actual results will not differ from those estimates.

Undeveloped oil and gas properties:

     The Registrant will utilize the "successful efforts" method of accounting for undeveloped mineral interests and oil and gas properties. Capitalized costs are to be charged to operations at the time the Registrant determined that no economic reserves existed. Costs of carrying and retaining undeveloped properties are to be charged to expense when incurred. Proceeds from the sale of undeveloped properties are to be treated as a recovery of cost. Proceeds in excess of the capitalized cost realized in the sale of any such properties, if any, are to be recognized as gain to the extent of the excess.

Impairment of long-lived assets:

     The Registrant will evaluate the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Registrant will annually review the amount of recorded long-lived assets for impairment. If the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, the Registrant will recognize an impairment loss in such period.

ITEM 7.  FINANCIAL STATEMENTS

     The Registrant's financial statements for the fiscal year ending December 31, 2003 are attached hereto beginning on page F1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


         Not applicable.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Set forth below are the names of each of the officers of the Registrant and the position held:

         Name                   Age           Position
         ----                   ---           --------

Ernest Geoffrey Albers          59            President, Treasurer and Director

William Ray Hill                52            Director

David Bruce Hill                63            Director


     Ernest Geoffrey Albers has been our President and Treasurer and a director since August 2003. Mr. Albers is a company director with over 30 years experience as a lawyer and administrator in corporate law, petroleum exploration and resource sector investment. During this period Mr Albers has sponsored the formation of companies that have made the original Maari (Moki) oilfield discovery in New Zealand, the Yolla Gas/Condensate discovery in Bass Strait, the Evans Shoal gasfield discovery/appraisal in the Timor Sea and the SE Gobe oilfield development in Papua New Guinea. Mr Albers is Chairman of Rocky Mountain Minerals, Inc., Methanol Australia Limited, Octanex NL, Strata Resources NL and various other private and unlisted public companies. He is a member of the Petroleum Exploration Society of Australia and a member of the APPEA Exploration Committee and a Fellow of the Institute of Directors in Australia.

     W. Ray Hill has been a director of since August 2003. Mr. Hill founded Rocky Mountain Minerals, Inc. in 1978 and is currently President and director. Mr. Hill is President and Director of The Zonia Company, an Arizona real estate development company. Mr. Hill is the founder and President of Geowest Corporation, which is involved in the development of a solid waste construction and demolition landfill. In 1988 Mr. Hill founded Citizens Recycle & Collection, a solid waste hauling and Transfer Company, which was acquired by Waste Management, Inc. in 1996.

     Mr. D.B. Hill was appointed a director of the Registrant in October 2003 and is an Accountant and holds office as director or company secretary in a number of Australian public companies. Mr Hill is a director of Rocky Mountain Minerals Inc and Strata Resources NL.

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us.

     Based solely upon a review of Forms 3 and 4 furnished to the Company, the Company is not aware of any director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.      EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

     The following table sets forth certain information concerning the annual and long-term compensation of the person serving as our chief executive officer since the confirmation of the Plan of Reorganization. No other executive officers received annual compensation in excess of $100,000 during that time.

                                                                                  Securities
                                                              Other Annual        Underlying     All Other
Name and  Principal Position           Year      Salary       Compensation        options        Compensation
--------  ------------------           ----      ------       ------------        -------        ------------
E. Geoffrey Albers,                    2003      -0-          -0-                 -0-             -0-
Chief Executive Officer


Option Grants in the Last Fiscal Year
-------------------------------------

     The Registrant does not have a stock option plan and has not granted any options during the last fiscal year.

Compensation of Directors
-------------------------

     The Registrant does not compensate its directors for serving in such capacity.

Fiscal Year-End Option Numbers and Values
-----------------------------------------

     The Registrant does not have a stock option plan and has not granted any options during the last fiscal year. As of the date of this report, there are no stock options outstanding.

Equity Compensation Plan Information
------------------------------------

     The Registrant does not have a stock option plan and has not granted any options during the last fiscal year. As of the date of this report, there are no stock options outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 25, 2004, certain information with respect to the beneficial ownership of shares of common stock by (i) officer of our company, (ii) each director of our company, (iii) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, and (iv) our directors and executive officers as a group.

                                        Number
Beneficial Owner                     of Shares (1)      Percent of Class (2)
----------------                     -------------      --------------------

Ernest Geoffrey Albers (3)             13,300,000              48.7

William Ray Hill                          100,000              0.36

David Bruce Hill                          100,000              0.36


All officers and directors as a        13,500,000             49.42%
group (3 persons)

(1) The number of shares and the percentage of the class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse ) with respect to all shares of capital stock listed as beneficially owned by such person or entity.

(2) Percentages are based upon the total 27,300,550 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

(3) Includes shares of common stock registered in the names of Mr. Albers' family members and affiliates.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Set forth below is information regarding transactions between officers, directors and significant shareholders of the Registrant during the most recent fiscal year and for the prior fiscal year.

     Some of the Registrant's directors and officers are engaged in various aspects of oil and gas exploration and development for their own account. We have no policy prohibiting, nor does its Certificate of Incorporation prohibit, transactions between the Registrant and its officers and directors. The Registrant may enter into cost-sharing arrangements with respect to the drilling of its oil and gas properties. Directors and officers may participate, from time to time, in these arrangements and such transactions may be on a non-promoted basis (actual costs), although they have participated mainly on a promoted basis, but must be approved by a majority of the disinterested directors of the Board of Directors.


     Mr. Albers, the President and a director, and Mr.David. B. Hill, a director, each have interests in certain of the oil and gas properties under option to the Registrant. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties.

     Mr. Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. As of December 31, 2003, said company had charged the Registrant administration fees of $19,500, paid disbursements on the Registrant's behalf of $49,770 and granted a loan to the Registrant of $20,000.

     At December 31, 2003, the amount of $89,207 remained payable to Great Missenden Holdings Pty Ltd. on three months notice, interest free until December 31, 2003, thereafter bearing interest at 7% per annum.

     The Registrant also has the use of premises in Australia at 25 Floor, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Great Missenden Holdings Pty Ltd makes in respect to the administration of the Registrant.

     With regard to the application for exploration permit AC02-1, Mr. Albers is a director and shareholder in the joint applicants; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

     With regard to the option to take an interest in the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd and Hawkestone Oil Pty Ltd. He is a major shareholder in Alpha Oil & Natural Gas Pty Ltd and Goldsborough Energy Pty Ltd., a subsidiary of Goldsborough N.L. All of these companies are the holders of the Browse Joint Venture

     Mr. David. B. Hill, a director of the Registrant, is a director and secretary of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough N.L.



                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT LIST

December 31, 2003

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 of Form 10-K.

Exhibit
Number                              Description
------                              -----------

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURES.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive, to allow timely decisions regarding required disclosure.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)  Audit Fees

     Our principal accountant, Demetrius & Company L.L.C., billed us aggregate fees in the amount of approximately $14,000 for the fiscal year ended 2003. These amounts were billed for professional services that Demetrius & Company, L.L.C. provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)  Audit - Related Fees

     There were no fees billed to us for the fiscal year ended December 31, 2003 for assurance and other services related to the performance of the audit or review of our financial statements.

(c) Tax Fees

     There were no fees billed to us for the fiscal year ended December 31, 2003 for tax compliance, tax advice, and tax planning.

(d) All Other Fees

     There were no other fees billed to us for the fiscal year ended December 31, 2003.

(e) Audit Committee's Pre-Approval Practice

     Inasmuch as the Registrant does not have an audit committee, its board of directors performs the functions of its audit committee. Section 10A(i) of the Securities Exchange act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

     The board of directors has adopted resolutions that provide that the board must:

     Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by Section 10A(i) (1) (A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

     Preapprove all non-audit services (other than certain be minimis services described in Section 10A(i) (1) (B) of the Securities Exchange act of 1934 (as amended by the Sarbanes-Oxley Act of 2002) that the auditors propose to provide to us or any of its subsidiaries.

     The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Demetrius & Company LLC performing our audit for the 2003 and 2004 fiscal years.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

                                 Percentage of total fees paid
                                  to Demetrius & Company LLC
                                       Fiscal Year 2003

         Audit fees                         100%
         Audit-related fees                 Nil
         Tax fees                           Nil
         All other fees                     Nil

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                    AUSTRALIAN OIL & GAS CORPORATION


                                   By:/s/ E. Geoffrey Albers
                                      -----------------------------
                                      E. Geoffrey Albers, President


March 26, 2004




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




Name                      Title                                Date
----                      -----                                ----

/s/ E. Geoffrey Albers    President, Treasurer, Chief          March 26, 2004
----------------------
E. Geoffrey Albers        Financial Officer and Director

/s/ David B. Hill         Secretary and Director               March 26, 2004
------------------
David B. Hill

/s/ W. Ray Hill           Director                             March 26, 2004
------------------
W. Ray Hill

                              FINANCIAL STATEMENTS

Table of Contents

     Audit Report...................................................... F-2

     Consolidated Balance sheet - as at December 31, 2003.............. F-3

     Consolidated Statement of Operations for the period
     ending December 31, 2003.......................................... F-4

     Consolidated Statement of Changes in Stockholders' Equity
     (Deficit) for the period ending December 31, 2003................. F-5

     Consolidated Statement of Cash Flows for the period ending
     December 31, 2003................................................. F-6

     Notes to Consolidated Financial Statements........................ F-7












                                      F.1.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Australian Oil & Gas Corporation (A Development Stage Enterprise)

We have audited the accompanying consolidated balance sheet of Australian Oil & Gas Corporation (a development stage enterprise) as of December 31, 2003, and the consolidated related statements of operations, stockholders' equity (deficit) and cash flows for the period of inception (August 6, 2003) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Australian Oil & Gas Corporation (a development stage enterprise) as of December 31, 2003, and the consolidated results of its operations and its cash flows for the period from inception (August 6, 2003) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses since inception and has a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Demetrius & Company, L.L.C.
Wayne, New Jersey
March 12, 2004






                                      F.2.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                     ASSETS
(Dollar amounts in thousands)


                                                                         2003

                                                                            $

Current assets:

    Cash and cash equivalents                                               2
                                                                        -----
    Total current assets                                                    2
                                                                        -----
    Total Assets                                                            2
                                                                        =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                      111
                                                                        -----
    Total Current Liabilities                                             111

Stockholders' Equity (Notes 2, 5 and 6)


Common stock, $0.001 par value;75,000,000 shares
    authorized 27,300,550 shares issued and outstanding                    20

    Capital in excess of par value                                         55

    Deficit accumulated during the development stage                    (184)
                                                                        -----
                Total Stockholders' Equity (Deficit)                    (109)
                Total Liabilities and Stockholders' Equity (Deficit)        2
                                                                        =====




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      F.3.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                            CONSOLIDATED STATEMENT OF
                    OPERATIONS For the period from inception
                      (August 6, 2003) to December 31, 2003

(Dollar amounts in thousands)



Revenues:
                                                                        nil
Costs and Expenses:

    Merger and reorganisation                                          $139
    General and administrative                                           45
                                                                      -----
                                                                        184
                                                                      -----
    Net Loss (Note 7)                                                   184
                                                                      =====
    Basic Loss per Common Share                                       $ (*)
                                                                      =====

Number of Common Shares Used in Calculation                      27,300,550
                                                                 ==========

*Less than $.01 per share









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F.4.


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                    STOCKHOLDER'S EQUITY For the period from
                 inception (August 6, 2003) to December 31, 2003

(Dollar amounts in thousands)
                                                                                        Deficit
                                                                       Capital in     Accumulated           Total
                                                       Common stock     excess of  during development    Stockholders
                                                     Shares     Amount  par value         stage             Equity
                                                                   $       $                $                 $
Issuance of common stock:

To holders of unsecured claims against
Synergy Technology Corporation                     3,000,000

To equity holders of Synergy Technology
Corporation                                        4,800,550

To Plan Funder for cash to fund the
Plan of Reorganization                            19,500,000        20       55           (184)             (109)

                                               -------------------------------------------------------------------
    Balance, December 31, 2003                   27,300,550         20       55           (184)             (109)
                                               ===================================================================









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F.5.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      For the period from inception (August 6, 2003) to December 31, 2003



(Dollar amounts in thousands)


                                                                             $
Cash flows from operating activities:

 Net loss                                                                 (184)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
         Change in assets and liabilities:
    Increase (decrease) in accounts payable                                111
                                                                          ----
    Total adjustments                                                      111
                                                                          ----
    Net cash used in operating activities                                 (73)

Cash flows from financing activities: Proceeds from the sale

    of Common stock - net                                                   75
                                                                          ----
    Net cash provided by financing activities                               75
                                                                          ----
Increase (decrease) in cash                                                  2
Cash and cash equivalents at beginning of period                             -
                                                                          ----
Cash and cash equivalents at end of period                                   2
                                                                          ====
Supplemental disclosure of non-cash financing activities.



Great Missenden Holdings charged the Company administration fees of $19,500, paid disbursements of $49,770 and granted a loan to the Company of $20,000, on three months notice, interest free until December 31, 2003, thereafter bearing interest at 7% per annum.




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      F.6.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1:  ORGANIZATION

Australian Oil & Gas Corporation (the Company) was incorporated on August 6, 2003, and began operations on August 11, 2003 pursuant to the terms of a Plan of Reorganization (`Plan')of Synergy Technologies Corporation ("Synergy") and is considered to be a crude petroleum and natural gas company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of oil and gas exploration properties.

The authorized capital stock of the Australian Oil & Gas Corporation consists of 75,000,000 shares of common stock (AOG Common Stock), $0.001 par value. All stock options, warrants, leases and executory contracts of Synergy were cancelled pursuant to the Plan. Unsecured claims with respect to Synergy received 3,000,000 shares of AOG Common Stock plus payment of $90,000 pursuant to the Plan. Present equity holders of Synergy received one share of AOG Common Stock for each 10 Synergy shares held, for a total of 4,800,550 of AOG Common Stock pursuant to the Plan. The Plan Funder received 19,500,000 shares of AOG Common Stock in return for funding the Plan.

As at the effective date of the Plan, the following adjustments were made to assets, liabilities and stockholders' equity (deficit) of Synergy to eliminate all assets and liabilities on the effective date. More particularly, cash in the aggregate of $299,692, was paid to holders of general unsecured claims in respect to $90,000 and to settle accounts payable of $209,692. Holders of general unsecured claims secured 3,000,000 shares of AOG Common stock.

The accumulated deficit of $60,713,606 of Synergy was eliminated on the cancellation of all outstanding securities of Synergy and the issuance of 4,800,550 shares of AOG Common Stock on the basis of (1) share of AOG Common Stock for every ten (10) shares of the common stock of Synergy.



NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has adopted Fresh Start Accounting.

All dollar amounts used herein refer to U.S. dollars unless otherwise indicated.

These statements are prepared using Generally Accepted Accounting Principles of the Unites States of America.

All significant transactions between the parent and consolidated affiliates have been eliminated. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows.



                                      F.7.

Basis of presentation

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred losses and at December 31, 2003 had minimal cash. As a development stage enterprise, the Company relies on infusions of cash through the advance of capital from Great Missenden Holdings Pty Ltd, the Plan funder and issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

Future plans for additional funding of activities include the sale of the Company's common stock and further loans from Great Missenden Holdings Pty Ltd.


Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.


Undeveloped mineral interests and oil and gas properties

The Company will utilise the "successful efforts" method of accounting for undeveloped oil and gas properties. Capitalized costs will be charged to operations at the time the Company determines that no economic reserves exist.

Costs of carrying and retaining undeveloped properties are to be charged to expense when incurred.

Proceeds form the sale of undeveloped properties are to treated as a recovery of cost. Proceeds in excess of the capitalised cost realised in the sale of any such properties, if any, are to be recognized as gain to the extent of the excess.


Income taxes

The Company will provide for income taxes utilizing the liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes became payable.


Cash equivalents

For purposes of the statements of cash flows, the Company will consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Impairment of long-lived assets

The Company will evaluate the potential impairment of long-lived assets in accordance with Statement of Financial Accounting standards No. 144, Accounting for the Impairment or


                                      F.8.

Disposal of Long-Lived Assets. The Company will annually review the amount of recorded long-lived assets for impairment. If the carrying amount of a long-lived asset is not recoverable form its undiscounted cash flows, the Company will recognize an impairment loss in such period.


Concentrations of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company will place its cash with high quality financial institutions.


NOTE 3:  INCOME TAXES


The Company does not anticipate that any of the past net operating loss carry forwards for tax purposes attributable to Synergy will be able to be used to offset future taxable income


NOTE 4:  BASIS LOSS PER COMMON SHARE
Basic loss per common share is based on the weighted average number of shares of common stock outstanding 27,300,550 shares in 2003 during the period from inception to December 31, 2003.


NOTE 5:  INVESTMENTS

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

The Company has not been advised whether its application has been successful.

NOTE 6   RELATED PARTY TRANSACTION

Mr. E Geoffrey Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. As of 31 December 2003, Great Missenden Holdings had charged the Company administration fees of $19,500, paid disbursements on the Company's behalf of $49,770 and granted a loan to the Company of $20,000.
At December 31,2003 the amount of $89,207 remained payable to Great Missenden Holdings Pty Ltd on three months notice, interest free until December 31, 2003, thereafter bearing interest at 7% per annum. The Company also has the use of premises in Australia at 25 Floor, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Great Missenden Holdings Pty Ltd makes in respect to the administration of the Company.



                                      F.9.

With regard to the application for exploration permit AC02-1, Mr. E. Geoffrey Albers is a director and shareholder in the joint applicants; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

With regard to the option to take an interest in the Browse Joint Venture, Mr.
E. Geoffrey Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd and Hawkestone Oil Pty Ltd. He is a major shareholder in Alpha Oil &Natural Gas Pty Ltd and Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough N.L. All of these companies are the holders of the Browse Joint Venture.


NOTE 7:       CURRENT LIABILITIES

At December 31, 2003 the Company recorded a liability to Great Missenden Holdings Pty Ltd of $89,207 as set out in Note 6 Related Party Transaction.

Other liabilities of $22,000 were recorded relating to the administration of the Company.

NOTE 8:       COMMON STOCK

On the effective date of the Plan the following changes in common stock were effected:

o the issuance of 19,500,000 shares of AOG Common Stock to the nominees of Great Missenden Holdings Pty Ltd in consideration of supplying funding for the Plan (herein referred to as the "Plan Funder") and its agreement to contribute up to $150,000 in loan funds to AOG during the two-year period after the effective date of the Plan.
o the issuance of 4,800,550 shares of AOG Common Stock on the basis of (1) share of AOG Common Stock for every ten (10) shares of common stock of Synergy;
o the issuance of an aggregate of 3,000,000 shares of AOG Common Stock to all holders of Synergy general unsecured claims on the basis of .86299 of one share for each dollar of the amount of allowed unsecured claims.
o    The Company now has 27,300,550 shares of Common Stock on Issue.

NOTE 9:   COMMITMENTS AND CONTINGENCIES

Insurance

The Company is without insurance pertaining to various potential risks with respect to its properties, including general liability, because it is presently not able to obtain insurance for such risks at rates and on terms, which it considers reasonable. The financial position of the Company in future periods could be adversely affected if uninsured losses were to be incurred.





                                      F.10.