Form 10QSB
period 2004-03-31
AUSTRALIAN OIL & GAS CORP
filed 2004-05-13
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended: MARCH 31, 2004

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from  _______ to ________

      Commission file number  000-26721


                        AUSTRALIAN OIL & GAS CORPORATION
                        --------------------------------
             (Exact name of Registrant as Specified in its Charter)


            Delaware                                    84-1379164
   ------------------------------            ----------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation of organization)


                 2480 North Tolemac Way, Prescott, Arizona 86305
                 -----------------------------------------------
                    (Address of principal executive offices)


Issuer's Telephone Number: (928) 778 1450      Internet Website: www.gascorp.net


                                    NOT APPLICABLE
                                    --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

27,300,550 shares of common stock, $0.001 par value, as of    MARCH 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [ x ]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

                 For the Quarterly Period Ended: March 31, 2004




                          Part 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheet as at March 31, 2004 (Unaudited)

          Consolidated Statement of Operations for the three months ended March 31, 2004 (Unaudited)

          Consolidated Statement of Cash Flows for the three months ended March 31, 2004 (Unaudited)

          Notes to Financial Statements (Unaudited)


 Item 2.  Management's Discussion and Analysis or Plan of Operation

 Item 3.  Controls and Procedures


                           Part 11. OTHER INFORMATION

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

 Signatures



                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEET
                           March 31, 2004 (Unaudited)


ASSETS

(Dollar amounts in thousands)                                As at 3/31/04      As at 12/31/03
                                                                                  (Audited)
Current assets:
    Cash and cash equivalents                                        1                  2
                                                                  ----               ----
    Total Current Assets                                             1                  2
                                                                  ----               ----
    Total Assets                                                     1                  2
                                                                  ====               ====

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               144                111
                                                                  ----               ----
    Total Current Liabilities                                      144                111

Stockholders' Equity

Common stock, $0.001 par value;75,000,000 shares
    authorized 27,300,550 shares issued and outstanding             20                 20

    Capital in excess of par value                                  55                 55

    Deficit accumulated during the development stage              (218)              (184)
                                                                  ----               ----
    Total Stockholders' Equity (Deficit)                          (143)              (109)
    Total Liabilities and Stockholders' Equity (Deficit)             1                  2
                                                                  ====               ====




              The accompanying notes are an integral part of these
                       consolidated financial statements.



                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the three months ended March 31, 2004 (Unaudited)


(Dollar amounts in thousands)

                                                                For the three        Cumulative period
                                                                 months ended      from August 6, 2003
                                                                March 31,2004      (Date of Inception)
                                                                                      to March 31,2004

Revenues:                                                                 Nil                      Nil

Costs and Expenses:
    General and administrative                                             34                       79
    Merger and reorganisation                                              -                       139
                                                                   ----------               ----------
                                                                           34                      218
                                                                   ----------               ----------
    Net Loss                                                              (34)                    (218)
                                                                   ==========               ==========
    Basic Loss per Common Share                                         $  (*)                   $  (*)
                                                                   ==========               ==========

Number of Common Shares Used in Calculation                        27,300,550               27,300,550
                                                                   ==========               ==========

*Less than $.01 per share



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
            CONSOLIDATED STATEMENT OF CASH FLOWS for the three months
                        ended March 31, 2004 (Unaudited)


(Dollar amounts in thousands)


                                                                     For the three       Cumulative period
                                                                      months ended      from August 6, 2003
                                                                     March 31,2004      (Date Of Inception)
                                                                                          to March 31,2004
Cash flows from operating activities:
 Net loss                                                                 (34)                  (218)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
     Change in assets and liabilities:
    Increase (decrease) in accounts payable                                33                    144
                                                                      -------                -------
    Total adjustments                                                      33                    144
                                                                      -------                -------
    Net cash used in operating activities                                 (1)                    (74)

Cash flows from financing activities:
Proceeds from the sale of common stock - net                               -                      75
                                                                      -------                -------
Net cash provided by financing activities                                  -                      75
                                                                      -------                -------

Increase (decrease) in cash                                               (1)                      1
Cash and cash equivalents at beginning of period                           2                       0
                                                                      -------                -------
Cash and cash equivalents at end of period                                 1                       1
                                                                      =======                =======


Supplemental disclosure of non-cash financing activities.

Great Missenden Holdings Pty Ltd charged:-

Administration Fees                                                    19,665                 39,165
Interest                                                                1,754                  1,754
Disbursements                                                              -                  49,470




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 1:  Organization

Australian Oil & Gas Corporation (the Company) was incorporated on August 6, 2003, and began operations on August 11, 2003 pursuant to the terms of a Plan of Reorganization (`Plan') of Synergy Technologies Corporation ("Synergy") and is considered to be a crude petroleum and natural gas company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of oil and gas exploration properties.
The authorized capital stock of the Australian Oil & Gas Corporation consists of 75,000,000 shares of common stock, $0.001 par value.

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

Basis of presentation

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred losses and at March 31, 2004 had minimal cash. As a development stage enterprise, the Company relies on infusions of cash through the advances from Great Missenden Holdings Pty Ltd and issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.
Future plans for additional funding of activities include the sale of the Company's common stock and further advances from Great Missenden Holdings Pty Ltd.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Undeveloped mineral interests and oil and gas properties

The Company will utilise the "successful efforts" method of accounting for undeveloped oil and gas properties. Capitalized costs will be charged to operations at the time the Company determines that no economic reserves exist. Costs of carrying and retaining undeveloped properties are to be charged to expense when incurred. Proceeds from the sale of undeveloped properties are to treated as a recovery of cost. Proceeds in excess of the capitalised cost realised in the sale of any such properties, if any, are to be recognized as gain to the extent of the excess.

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

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company will place its cash with high quality financial institutions.

Note 3:  Income Taxes

The Company does not anticipate that any of the past net operating loss carry forwards for tax purposes attributable to Synergy will be able to be used to offset future taxable income.

Note 4:  Investments

The Company has two wholly owned subsidiaries; Gascorp, Inc and Nations LNG, Inc, both incorporated in Delaware. Gascorp, Inc has made application for a petroleum exploration permit by way of competitive work program tender with the responsible authority for regulation of the Australian offshore petroleum exploration activities with respect to AC02-1, an area within the Territory of Ashmore & Cartier Islands, an Australian offshore territory administered by the Northern Territory of Australia ("NT") on behalf of the Australian government. Gascorp holds a 20% interest in the application. Since the end of the quarter, the Company has been offered the permit area ACO2-1. See Part II Item 5.

Note 5:  Related Party Transactions

Mr. E Geoffrey Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. For the period ended March 31, 2004, Great Missenden Holdings charged the Company administration fees of $19,665, granted a loan to the Company of $15,000 and charged interest of $1,754. At March 31,2004 the amount of $125,265 remained payable to Great Missenden Holdings Pty Ltd on three months notice, bearing interest at 7% per annum. The Company also has the use of premises in Australia at 25 Floor, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Great Missenden Holdings Pty Ltd makes in respect to the administration of the Company. With regard to the application for exploration permit AC02-1, Mr. E. Geoffrey Albers is a director and shareholder in the joint applicants; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

Note 6:  Current Liabilities

At March 31, 2004 the Company recorded a liability to Great Missenden Holdings Pty Ltd of $125,265 as set out in Note 6 Related Party Transaction.

Other liabilities of $18,500 were recorded relating to the administration of the Company.

Note 7:  Common Stock

o    The Company has 27,300,550 shares of Common Stock on Issue.

Note 8:  Commitments and Contingencies

Insurance

The Company is without insurance pertaining to various potential risks with respect to its properties, including general liability, because it is presently not able to obtain insurance for such risks at rates and on terms, which it considers reasonable. The financial position of the Company in future periods could be adversely affected if uninsured losses were to be incurred.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-looking statements

     This quarterly report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the United Stated Securities Exchange Act of 1934, as amended (Exchange Act). Readers of this quarterly report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

     All statements, other than statements of historical facts, so included in this quarterly report that address activities, events or developments that the Registrant intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding the Registrant's business strategy, plans and objectives and statements expressing beliefs and expectations regarding the ability of the Registrant to successfully raise the additional capital necessary to meet its obligations, the ability of the Registrant to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Registrant to attract additional working interest owners to participate in the exploration and development of oil and gas reserves, are forward-looking statements within the meaning of the Act. These forward-looking statements are and will be based on management's then-current views and assumptions regarding future events.

Plan of Operation
-----------------

     General

     Australian Oil & Gas Corporation is an independent energy company focused on exploration and development of oil and natural gas reserves. Our core business is directed at the acquisition of interests in oil and gas prospects in the offshore areas in Australia's territorial waters. Since August 2003, when current management began operating the company, we have not conducted any substantive business operations. Management has been seeking to identify opportunities in oil and gas exploration in Australia, but has not yet concluded its investigation or made any decision as to the company's future operations other than as disclosed elsewhere herein. Accordingly, we have no results of operations to report.

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

     In November 2003, we were granted an option, exercisable until March 31 2004, to acquire a 30% interest in three petroleum exploration permits in the Browse Basin, offshore Western Australia. Management has decided to let the option lapse. However, we are still interested in acquiring an interest in the three permits. Management is currently negotiating with the Joint Venture partners to acquire a suitable interest for the Company.

     We, together with certain other affiliated joint venturers, made application to the Australian authorities for a petroleum exploration permit with respect to AC02-1, a gazetted area within the offshore Territory of Ashmore and Cartier Islands, an Australian offshore territory. We hold a 20% interest in the application. Since the end of the reporting period, the Designated Authority has advised us that our application for ACO2-1 has been successful. See Part II
Item 5.

Item 3.  Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive, to allow timely decisions regarding required disclosure.


                           Part 11. OTHER INFORMATION

Item 5.  Other Information

On April 6, 2004, our wholly-owned subsidiary GASCORP,INC (Gascorp) was offered a petroleum exploration permit ACO2-1, by the designated authority. ACO2-1 is an area within the Territory of Ashmore & Cartier Islands, an Australian offshore territory administered by the Northern Territory of Australia on behalf of the Australian Government. Gascorp holds a 20% interest in the permit, in joint venture with its affiliates, Natural Gas Corporation Pty Ltd 40%, and Auralandia N.L. 40% the designated Operator. Management is currently finalizing the Joint Venture Operating Agreement before formally accepting the offer for the exploration permit. We have until June 14 to formally accept the offer. Providing the offer is accepted, the area ACO2-1 will then be granted, and a new title will be issued. Release area ACO2-1 is located in the Vulcan Sub-basin. It comprises five graticular blocks, totaling approximately 400 square kilometers (98,800 acres).

Item 6.  Exhibits and Reports on Form 8-K

List of Exhibits

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

     No reports on Form 8-K were filed during the period covered by this report.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AUSTRALIAN OIL & GAS CORPORATION


                                         By:  /s/ E. Geoffrey Albers
                                         -----------------------------
                                         E. Geoffrey Albers,
                                         Chief Executive Officer and
                                         Chief Financial Officer
May 6, 2004