Form 10QSB
period 2004-06-30
AUSTRALIAN OIL & GAS CORP
filed 2004-08-13
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934

     For the quarterly period ended: JUNE 30, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______ to  ________

     Commission file number 000-26721


                        AUSTRALIAN OIL & GAS CORPORATION
                        --------------------------------
             (Exact name of Registrant as Specified in its Charter)


          Delaware                                       84-1379164
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation of organization)


                 2480 North Tolemac Way, Prescott, Arizona 86305
                 -----------------------------------------------
                    (Address of principal executive offices)


Issuer's Telephone Number: (928) 778 1450      Internet Website: www.gascorp.net
                                                                 ---------------


                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

27,300,550 shares of common stock, $0.001 par value, as of    JUNE 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

                  For the Quarterly Period Ended: June 30, 2004


                          Part 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet as at June 30, 2004 (Unaudited)

         Consolidated Statement of Operations for the six months ended June 30, 2004 (Unaudited)

         Consolidated Statement of Cash Flows for the six months ended June 30, 2004 (Unaudited)

         Notes to Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures


                           Part 11. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEET
            June 30, 2004 (Unaudited) and December 31, 2003 (Audited)


ASSETS

(Dollar amounts in thousands)                                    As at 6/30/04   As at 12/31/03
                                                                    (Unaudited)        (Audited)
Current assets:
    Cash and cash equivalents                                              1                 2
                                                                        ----              ----
    Total Current Assets                                                   1                 2
                                                                        ----              ----
    Total Assets                                                           1                 2
                                                                        ====              ====

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

Current liabilities:
    Accounts payable                                                     178               111
                                                                        ----              ----
    Total Current Liabilities (Note 3)                                   178               111

Stockholders' Equity

Common stock, $0.001 par value;75,000,000 shares
    authorized 27,300,550 shares issued and outstanding                   20                20

    Capital in excess of par value                                        55                55

    Deficit accumulated during the development stage                    (252)             (184)
                                                                        ----              ----
    Total Stockholders' Equity (Deficit)                                (177)             (109)
    Total Liabilities and Stockholders' Equity (Deficit)                   1                 2
                                                                        ====              ====


        The accompanying notes are an integral part of these consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the three months ended June 30, 2004 (Unaudited)
                     for the six months ended June 30, 2004
          (Unaudited) and for the Cumulative period from August 6, 2003
                      (Date of Inception) to June 30, 2004


(Dollar amounts in thousands)

                                          For  the three      For the six        Cumulative period
                                          months ended       months ended      from August 6, 2003
                                          June 30, 2004      June 30,2004      (Date of Inception)
                                                                                   to June 30,2004
Revenues:                                     Nil                    Nil                     Nil

Costs and Expenses:
    General and administrative                 34                     68                     113
    Merger and reorganisation                  -                       -                     139
                                             -----                 -----
                                               34                     68                     252
                                             -----                 -----                  ------
    Net Loss                                  (34)                   (68)                   (252)
                                             =====                 =====                  ======
    Basic Loss per Common Share              $ (*)                 $  (*)                 $ (.01)
                                                                   =====                  ======

Number of Common Shares
Used in Calculation                    27,300,550             27,300,550              27,300,550
                                       ==========             ==========              ==========

*Less than $.01 per share


        The accompanying notes are an integral part of these consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               for the six months ended June 30, 2004 (Unaudited)


(Dollar amounts in thousands)
                                                                       For the six        Cumulative period
                                                                      months ended       from August 6, 2003
                                                                     June 30, 2004       (Date of Inception)
                                                                                           to June 30, 2004
Cash flows from operating activities:
 Net loss                                                                 (68)                  (252)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
     Change in assets and liabilities:
     Increase (decrease) in accounts payable                               68                    178
                                                                        -----                  -----
    Total adjustments                                                      68                    178
                                                                        -----                  -----
    Net cash used in operating activities                                  -                     (74)

Cash flows from financing activities:
Proceeds from the sale of common stock - net                               -                      75
                                                                        -----                  -----
Net cash provided by financing activities                                  -                      75
                                                                        -----                  -----

Increase (decrease) in cash                                               -                       1
Cash and cash equivalents at beginning of period                           1                      0
                                                                        -----                  -----
Cash and cash equivalents at end of period                                 1                      1
                                                                        =====                  =====

Supplemental disclosure of non-cash financing activities.

Great Missenden Holdings Pty Ltd charged:-

Administration Fees (Note 2)                                              48                     67
Interest                                                                   4                      4



                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Note 2:  Related Party Transactions

Mr. E Geoffrey Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. For the quarterly period ending June 30, 2004, Great Missenden Holdings charged the Company administration fees of $27,870, granted a further loan to the Company of $10,000, charged interest of $2,255 on the aggregate outstanding balance, and paid disbursements of $7,500.
At June 30,2004 an aggregate amount of $172,891 remained payable to Great Missenden Holdings Pty Ltd on three months notice, bearing interest at 7% per annum. The Company also has the use of premises in Australia at 25 Floor, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Great Missenden Holdings Pty Ltd makes in respect to the administration of the Company. With regard to exploration permit AC/P33 (formerly known as AC02-1), Mr. E. Geoffrey Albers is a director and shareholder in the co-owners; namely Natural Gas Corporation Pty Ltd and Auralandia N.L. With regard to the interest in the Browse Joint Venture, Mr.E. Geoffrey Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd, Hawkestone Oil Pty Ltd, Alpha Oil & Natural Gas Pty Ltd and he is a shareholder in Goldsborough N.L., which is the parent of Goldsborough Energy Pty Ltd. All of these companies are the holders of the Browse Joint Venture.

Note 3:  Current Liabilities

At June 30, 2004 the Company recorded a liability to Great Missenden Holdings Pty Ltd of $172,891 as set out in Note 2 Related Party Transaction.

Other liabilities of $5,000 were recorded relating to the administration of the Company.

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

Plan of Operation
-----------------

     General

     Australian Oil & Gas Corporation is an independent energy company focused on exploration and development of oil and natural gas reserves. Our core business is directed at the acquisition of interests in oil and gas prospects in the offshore areas of Australia's territorial waters. We rely on the considerable experience in the oil and gas industry of our President, Mr.E. Geoffrey Albers and our consultants to identify and conduct initial analyses of properties in which we may acquire an interest. We devote essentially all of our resources to the identification of high quality oil and gas properties and seek to keep our overheads at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven technologies to evaluate prospects before acquiring a working interest. Generally, we expect to invest in projects at different levels of participation. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas considered to have significant near term potential for oil or medium term potential for gas, or which can be farmed out and/or developed in conjunction with other industry players. We intend to consistently minimize our financial outlay requirements, wherever possible, through promoted farm-out transactions to provide maximum leverage for shareholders at minimal cost.

     Since August 2003, when current management began operating the company, we have not conducted any substantive business operations. Accordingly, we have no results of operation to report.

     In June 2004, we entered into a preliminary agreement to acquire 100% of the outstanding shares of Alpha Oil & Natural Gas Pty Ltd (Alpha), a company incorporated in Australia. The acquisition of Alpha is being made to cost-effectively acquire a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P ("Permits"). The shareholders of Alpha shall, upon conclusion of formal documentation and satisfaction of all conditions, be entitled to receive 2,000,002 shares of common stock of AOGC as consideration for Alpha.

     The Permits of the Browse Joint Venture are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 11,080 sqkms (2,726,760 acres).

     The Browse Basin region, off the coast of Western Australia, has a 40-year history of exploration. It is an established petroleum sub-province and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef No.1. The first discovery at Scott Reef-1 was followed, over the years, by major discoveries at Brewster, Brecknock, and Brecknock South. In a later phase of exploration, oil discoveries were made at Gwydion and Cornea. The latest major discoveries in the Browse Basin have been made at Dinichthys, Titanichthys and Gorganichthys (the Ichthys Gas/Condensate Fields). The latter, a giant 556.02 MMBL condensate and
10.7 TCF gas field is approximately 50 kilometers to the west of the Permits. The Permits lie up-dip of these major central Browse Basin gas, and gas/condensate discoveries. For the most part they lie on trend with the Crux Field and with basin margin oil and gas accumulations at Gwydion and the Cornea. The permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), two wells-Heywood-1 and Buccaneer-1 in WA-341-P, and a total of fourteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation. In the first three year term of the Permits, the Browse Joint Venture has committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This includes approximately 1,100 sqkms of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. The data sets will be integrated and subjected to extensive interpretational effort before the acquisition and processing of a further 1900 kilometres of new 2D seismic data to infill the existing grid of data, with lead specific coverage. Should the Browse Joint Venture so decide, it can elect to enter a second three year permit term and in which it has indicated it will drill one well in each permit.

     On July 6, 2004, our wholly owned subsidiary, Gascorp, Inc (Gascorp), with other affiliated joint venturers, was advised of the grant of petroleum exploration permit AC/P33 (formerly known as AC02-1) for an initial 6-year term, effective from June 25, 2004, by the Designated Authority. Gascorp holds a 20% interest in the permit, in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (40%) and Auralandia N.L. (40%), the designated Operator.

     AC/P33 is part of a sector of the eastern margin of the Vulcan Sub-basin; one of a number of proven petroliferous sub-basins which together comprise the North West Shelf of Australia hydrocarbon province. AC/P33 includes the undeveloped Oliver oil and gas accumulation. It comprises five graticular blocks, totaling approximately 400 square kilometers (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants plan to obtain a range of pertinent existing reports and open file seismic data, and with this data, to map, interpret and revise analyses and concepts which presently exist for the area. The joint venture has committed to the enhancement of existing seismic data around the Oliver and the Oliver NE feature, and will examine various techniques for their potential use as direct hydrocarbon indicators. In the third year, the joint venture will acquire 80 square kilometers (19,760 acres) of new enhanced parameter 3D seismic survey. It is intended that the survey will be conducted over the Oliver and Oliver NE features. Should the joint venture so decide, it can elect to enter the second three years of the initial permit and drill one exploration well and perform further interpretational work.

     Provided all work commitments are carried out, Australian petroleum exploration permits may be renewed for two further 5-year terms, upon relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished. Permits therefore, have a potential 16-year life, subject to these requirements.

     As a development stage enterprise, the Company relies on infusions of cash through the advances of Great Missenden Holdings Pty Ltd. When the Company requires further funds for its programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company's programs. When additional funds for exploration are required, it is the Company's plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or a further issue of stock to the public. Should these methods not be considered to be viable, or in the best interests of stockholders, then it would be the Company's intention to meet its obligations by either partial sale of the Company's interests or farm out, the latter course of action being part of the Company's overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

Item 3.  Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

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

                           Part 11. OTHER INFORMATION

Item 5.  Other Information

On May 17th 2004, Mr Mark A Muzzin (B.A), 41 years, was appointed General Manager of the Company. Mr Muzzin has served as a consultant to the Company since the beginning of January 2004. His remuneration is included in the charges Great Missenden Holdings Pty Ltd makes in respect to the administration of the Company.

Item 6.  Exhibits and Reports on Form 8-K

List of Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

     During the quarter ended June 30, 2004, we filed one report on Form 8K.

     On June 28, 2004, the Company filed a Report on Form 8K relating to the agreement to acquire 100% of the outstanding shares of Alpha Oil & Natural Gas Pty Ltd, a company incorporated in Australia.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AUSTRALIAN OIL & GAS CORPORATION

                                            By:    /s/ E. Geoffrey Albers
                                               ---------------------------
                                            E. Geoffrey Albers,
                                            Chief Executive Officer and
                                            Chief Financial Officer

29th July, 2004