Form 10QSB
period 2004-09-30
AUSTRALIAN OIL & GAS CORP
filed 2004-11-19
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
      OF 1934

               For the quarterly period ended: September 30, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ______ to _______
                        Commission file number 000-26721


                        AUSTRALIAN OIL & GAS CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


          Delaware                                       84-1379164
 ----------------------------                ----------------------------------
 (State or other jurisdiction               (IRS Employer Identification Number)
of incorporation of organization)


                 2480 North Tolemac Way, Prescott, Arizona 86305
                 -----------------------------------------------
                    (Address of principal executive offices)


Issuer's Telephone Number: (928) 778 1450       Internet Website: www.ausoil.com
                                                                  --------------


                                    NOT APPLICABLE
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

27,300,550 shares of common stock, $0.001 par value, as of SEPTEMBER 30, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X ]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

               For the Quarterly Period Ended: SEPTEMBER 30, 2004


                         Part 1. FINANCIAL INFORMATION

       Item 1. Financial Statements (Unaudited)

               Consolidated Balance Sheet as at September 30, 2004 (Unaudited) and December 31, 2003 (Audited)

               Consolidated Statement of Operations for the nine months ended September 30, 2004 and 2003(Unaudited) and the three months ended September 30, 2004 and 2003 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2004 (Unaudited)

               Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2004

               Notes to Financial Statements (Unaudited)


      Item 2.  Management's Discussion and Analysis or Plan of Operation

      Item 3.  Controls and Procedures


                           Part 11. OTHER INFORMATION

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

      Signatures



                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEET
         September 30, 2004 (Unaudited) and December 31, 2003 (Audited)


ASSETS

(Dollar amounts in thousands)                                  As at 9/30/04   As at 12/31/03
                                                               (Unaudited)       (Audited)
Current assets:
    Cash and cash equivalents                                        3               2
                                                                  ----            ----
    Total Current Assets                                             3               2
                                                                  ----            ----
    Total Assets                                                     3               2
                                                                  ====            ====

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

Current liabilities:
    Accounts payable                                               186             111
                                                                  ----            ----
    Total Current Liabilities (Note 3)                             186             111

Stockholders' Equity

Common stock, $0.001 par value;75,000,000 shares
    authorized 27,300,550 shares issued and outstanding             20              20

    Capital in excess of par value                                  55              55

    Deficit accumulated during the development stage              (258)           (184)
                                                                  ----            ----
    Total Stockholders' Equity (Deficit)                          (183)           (109)
    Total Liabilities and Stockholders' Equity (Deficit)             3               2
                                                                  ====            ====



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
            for the three months ended September 30, 2004 (Unaudited)
            and the equivalent comparative period for the nine months
             ended September 30, 2004 (Unaudited) and the equivalent
              comparative period and for the Cumulative period from
      August 6, 2003 (Date of Inception) to September 30, 2004 (unaudited)


(Dollar amounts in thousands)

                                  For the three   For the three   For the nine    For the nine   Cumulative period
                                   months ended    months ended   months ended    months ended   from Aug. 6, 2003
                                 Sept, 30, 2004  Sept, 30, 2003 Sept. 30, 2004  Sept. 30, 2004  (Date of Inception)
                                                                                                 to Sept, 30, 2004

Revenues:                                   Nil            Nil             Nil             Nil                 Nil

Costs and Expenses:
     General and administrative               5             10              74              10                 119
     Merger and reorganisation                -            139               -             139                 139
                                            ---           ----             ---             ---                 ---
                                              5            149              74             149                 258
                                            ---           ----             ---            ----                ----
     Net Loss                               (5)          (149)            (74)           (149)               (258)
                                            ===           ====             ===            ====                ====
     Basic Loss per Common Share          $ (*)          $ (*)           $ (*)           $ (*)             $ (.01)
                                            ===            ===             ===             ===                 ===

Number of Common Shares
     Used in Calculation             27,300,550     27,300,550      27,300,550      27,300,550          27,300,550
                                     ==========     ==========      ==========      ==========          ==========

*Less than $.01 per share


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            for the nine months ended September 30, 2004 (Unaudited)


(Dollar amounts in thousands)

                                                           For the nine       For the nine   Cumulative period
                                                           months ended       months ended from August 6, 2003
                                                     September 30, 2004 September 30, 2003 (Date of Inception)
                                                                                             to Sept. 30, 2004
Cash flows from operating activities:
Net loss                                                           (74)              (149)               (258)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Change in assets and liabilities:
    Increase in accounts payable                                     75                 74                 186
                                                                    ---                ---                 ---
    Total adjustments                                                75                 74                 186
                                                                    ---                ---                 ---
    Net cash provided by (used in) operating activities               1               (75)                (72)

Cash flows from financing activities:
Proceeds from the sale of common stock - net                          -                 75                  75
                                                                    ---                ---                 ---
Net cash provided by financing activities                             -                 75                  75
                                                                    ---                ---                 ---

Increase in cash                                                      1                  -                   3
Cash and cash equivalents at beginning of period                      2                  -                   -
                                                                    ---                ---                 ---
Cash and cash equivalents at end of period                            3                  -                   3
                                                                    ===                ===                 ===


Supplemental disclosure of non-cash financing activities.

Great Missenden Holdings Pty Ltd charged:-

Administration Fees (Note 2)                                         71                  -                  71
Interest                                                              7                  -                   7





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Note 2:  Related Party Transactions

Mr. E Geoffrey Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. For the quarterly period ending September 30, 2004, Great Missenden Holdings charged the Company administration fees of $3,750, granted a further loan to the Company of $6,000, charged interest of $3,073 on the aggregate outstanding balance.

At September 30, 2004 an aggregate amount of $185,714 remained payable to Great Missenden Holdings Pty Ltd on three months notice, bearing interest at 7% per annum. The Company also has the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Great Missenden Holdings Pty Ltd makes in respect to the administration of the Company.

With regard to the interest in exploration permit AC/P33 (formerly known as AC02-1), Mr. E. Geoffrey Albers is a director and shareholder in the co-owners; namely Natural Gas Corporation Pty Ltd and Auralandia N.L. With regard to the interest in the Browse Joint Venture, Mr. E. Geoffrey Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd, Hawkestone Oil Pty Ltd, Alpha Oil & Natural Gas Pty Ltd and he is a shareholder in Goldsborough N.L., which is the parent of Goldsborough Energy Pty Ltd. All of these companies are the holders of the Browse Joint Venture.

With regard to the interest in the National Gas Consortium, Mr. E. Geoffrey Albers is a director and shareholder in each of Australis Finance Mining Pty Ltd, National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd. Mr D. B. Hill is a director of National Oil & Gas Pty Ltd. All of these companies are participants in the National Gas Consortium.

Note 3:  Current Liabilities

At September 30, 2004 the Company recorded a liability to Great Missenden Holdings Pty Ltd of $185,714 as set out in Note 2 Related Party Transaction.


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

Plan of Operation
-----------------

     General

         Australian Oil & Gas Corporation is an independent energy company focused on exploration and development of oil and natural gas reserves. Our core business is directed at the acquisition of interests in oil and gas prospects in the offshore areas of Australia's territorial waters. We rely on the considerable experience in the oil and gas industry of our President, Mr. E. Geoffrey Albers and our consultants to identify and conduct initial analyses of properties in which we may acquire an interest. We devote essentially all of our resources to the identification of high quality oil and gas properties and seek to keep our overheads at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven technologies to evaluate prospects before acquiring a working interest. Generally, we expect to invest in projects at different levels of participation. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas considered to have significant near term potential for oil or medium term potential for gas, or which can be farmed out and/or developed in conjunction with other industry players. We intend to consistently minimize our financial outlay requirements, wherever possible, through promoted farm-out transactions to provide maximum leverage for shareholders at minimal cost.

     Since August 2003, when current management began operating the company, we have not conducted any substantive business operations. Accordingly, we have no results of operation to report.

     In June 2004, we entered into a preliminary, non binding agreement to acquire 100% of the outstanding shares of Alpha Oil & Natural Gas Pty Ltd (Alpha), a company incorporated in Australia. The acquisition of Alpha is being made to cost-effectively acquire a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P ("Permits"). The shareholders of Alpha shall, upon conclusion of formal documentation and satisfaction of all conditions, be entitled to receive 2,000,002 shares of common stock of AOGC as consideration for Alpha.

     The Permits of the Browse Joint Venture are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 11,080 sqkms (2,726,760 acres).

     The Browse Basin region, off the coast of Western Australia, has a 40-year history of exploration. It is an established petroleum sub-province and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef No.1. The first discovery at Scott Reef-1 was followed, over the years, by major discoveries at Brewster, Brecknock, and Brecknock South. In a later phase of exploration, oil discoveries were made at Gwydion and Cornea. The latest major discoveries in the Browse Basin have been made at Dinichthys, Titanichthys and Gorganichthys (the Ichthys Gas/Condensate Fields). The latter, a giant 556.02 MMBL condensate and
10.7 TCF gas field is approximately 50 kilometers to the west of the Permits. The Permits lie up-dip of these major central Browse Basin gas, and gas/condensate discoveries. For the most part they lie on trend with the Crux Field and with basin margin oil and gas accumulations at Gwydion and the Cornea. The permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), two wells-Heywood-1 and Buccaneer-1 in WA-341-P, and a total of fourteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation. In the first three year term of the Permits, the Browse Joint Venture has committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This includes approximately 1,100 sqkms of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. The data sets will be integrated and subjected to extensive interpretational effort before the acquisition and processing of a further 1900 kilometres of new 2D seismic data to infill the existing grid of data, with lead specific coverage. Should the Browse Joint Venture so decide, it can elect to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Preliminary geological and geophysical evaluation of the Permits has commenced.

     Our wholly owned subsidiary, Gascorp, Inc (Gascorp), with other affiliated joint venturers, was granted by the Australian Government, a petroleum exploration permit, AC/P33, for an initial 6-year term. Gascorp holds a 20% interest in the permit, in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (40%) and Auralandia N.L. (40%), the designated Operator.

     AC/P33 is part of a sector of the eastern margin of the Vulcan Sub-basin; one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia. AC/P33 includes the undeveloped Oliver oil and gas accumulation. AC/P33 comprises five graticular blocks, totaling approximately 400 square kilometers (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants plan to obtain a range of pertinent existing reports and open file seismic data, and with this data, to map, interpret and revise analyses and concepts which presently exist for the area. The joint venture has committed to the enhancement of existing seismic data around the Oliver and the Oliver NE feature, and will examine various techniques for their potential use as direct hydrocarbon indicators. In the third year, the joint venture will acquire 80 square kilometers (19,760 acres) of new enhanced parameter 3D seismic survey. It is intended that the survey will be conducted over the Oliver and Oliver NE features. Should the joint venture so decide, it can elect to enter the second three years of the initial permit and drill one exploration well and perform further interpretational work. Preliminary geological and geophysical evaluation of the permit has commenced.

     In September 2004, we entered into a preliminary, non binding agreement to acquire all of the outstanding shares of Nations Natural Gas Pty Ltd (Nations), with the exception of 100,000 shares held by Alpha Oil & Gas Pty Ltd (Alpha), which is intended to become a subsidiary of the Company. The acquisition of Nations is being made to cost-effectively acquire a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64, and NT/P65 ("Permits"). The shareholders of Nations shall, upon conclusion of formal documentation and satisfaction of all conditions, be entitled to receive 2,100,001 shares of common stock of AOGC as consideration for Nations.

     The Permits of the National Gas Consortium are located in the Australian eastern Timor Sea region of the Bonaparte Basin, offshore Northern Territory, and cover a total area of approximately 14,875 square kilometers. The Timor Sea covers a huge area over a million square kilometers, underlain by sedimentary basins with potential for new hydrocarbon discoveries. The region has a long history of oil discovery dating back to the Jabiru-1 discovery in 1983, which alerted the (Australian) domestic and international petroleum industries to the significant oil potential of the region. Since that time there have been numerous oil and wet gas discoveries in the northern Bonaparte Basin, which hosts the Laminaria, Corallina and Bayu-Undan fields, and the giant gas fields of Greater Sunrise and Evans Shoal.

     The Bonaparte Gulf is a major emerging oil and gas province, with a developing emphasis in gas processing for the export market. Discoveries made over the past few years are expected to lead to the area providing substantial gas production and revenue, through value-added gas projects covering a wide spectrum of gas to liquids processes and technologies. In the first three year term of the Permits, the National Gas Consortium has committed to reprocess 750 kms of 2D seismic data and shoot 500 kms of new 2D seismic survey within each permit. Preliminary geological and geophysical evaluation of the Permits has commenced.

     It should be noted that provided all work commitments are carried out, Australian petroleum exploration permits may be renewed for two further 5-year terms, upon relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished. Permits therefore, have a potential 16-year life, subject to these requirements.

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

Item 3.  Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

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

                           Part 11. OTHER INFORMATION

Item 5.  Other Information

Since the end of the period covered by this report, the website of the Company has been changed to www.ausoil.com.

Item 6.  Exhibits and Reports on Form 8-K

List of Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     During the quarter ended September 30, 2004, we filed one report on Form
     8K.

     On September 10, 2004, the Company filed a Report on Form 8K relating to the preliminary agreement to acquire all of the outstanding shares of Nations Natural Gas Pty Ltd, a company incorporated in Australia.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AUSTRALIAN OIL & GAS CORPORATION

                                   By:    /s/ E. Geoffrey Albers
                                      -------------------------------
                                   E. Geoffrey Albers,
                                   Chief Executive Officer and
                                   Chief Financial Officer
17th November, 2004