Form 10KSB
period 2004-12-31
AUSTRALIAN OIL & GAS CORP
filed 2005-03-23
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                                   For the fiscal year ended December 31, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the transition period from _____ to _____

                                   Commission file number 000-26721


                        AUSTRALIAN OIL & GAS CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Delaware                                    84-1379164
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2480 North Tolemac Way, Prescott, Arizona                        86305
-----------------------------------------                      --------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number (928) 778 1450             Website: www.ausoil.com

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:


    Title of each class                Name of each exchange on which registered
common stock - $0.001 par value                         OTCBB


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

As of December 31, 2004, the market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $690,027.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At December 31, 2004, 27,300,550 shares of common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I

Item 1.   Description of Business.............................................
                      General
                      Description of Business
                      Oil and Gas Acreage
                      Reserve Estimates
                      Production
                      Productive Wells and Acreage
                      Underdeveloped Acreage
                      Drilling Activity
                      Current Activities and Plans
                      Competitive Factors
                      Environmental Compliance and Risk
                      Employees

Item 2.   Description of Properties...........................................
Item 3.   Legal Proceedings...................................................
Item 4.   Submission of Matters to a Vote of Security Holders.................

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............
Item 6.   Plan of Operation...................................................
Item 7.   Financial Statements................................................
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................
Item 8A.  Controls and Procedures.............................................
Item 8B.  Other Information...................................................



                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.........
Item 10.  Executive Compensation..............................................
Item 11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder matters.................................
Item 12.  Certain Relationships and Related Party Transactions................
Item 13.  Exhibits and Reports on Form 8K.....................................
Item 14   Principal Accountant Fees and Services..............................

          Signatures..........................................................
          Financial Statements
          Certifications......................................................

                           Forward Looking Statements

References in this report to "the Company", "we", "us", or "our" are intended to refer to Australian Oil & Gas Corporation. This annual report contains certain statements that may be deemed forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (Securities Act), and
Section 21E of the United Stated Securities Exchange Act of 1934, as amended (Exchange Act). Readers of this annual report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

     All statements, other than statements of historical facts, so included in this annual report that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding the Company's business strategy, plans and objectives and statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet its obligations, the ability of the Company to secure the permits, licences and leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in the exploration and development of oil and gas reserves, are forward-looking statements within the meaning of the Act. These forward-looking statements are and will be based on management's then-current views and assumptions regarding future events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

     Since August 2003, Australian Oil & Gas Corporation has been seeking to develop oil and gas exploration opportunities in the offshore waters within the jurisdiction of Australia.

     We are the successor in bankruptcy to Synergy Technologies Corporation ("Synergy") which filed a petition for relief under Chapter 11 ("Chapter 11 Filing") of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on November 13, 2002. During March 2003, Synergy sold substantially all of its assets to World Energy Systems Corporation. On July 30, 2003, the Bankruptcy Court confirmed Synergy's Plan of Reorganization, as accepted by the corporation's creditors and equity interest holders in accordance with the provisions of the Bankruptcy Code. The Plan became effective on August 11, 2003 (the "Effective Date").

     Upon the confirmation of the Plan, we adopted a Fresh Start Accounting method.

     A complete description of the Plan is set forth in our quarterly report on Form 10-QSB for the period ended September 30, 2003.

     We commenced business operations as a developer of oil and gas opportunities on August 11, 2003. Since that date we have been engaged primarily in the assessment and investigation of petroleum natural resource properties. The Company has no proven petroleum reserves and has no revenues.

Description of Business
-----------------------

     The Company seeks oil and gas exploration opportunities in offshore waters within the territorial boundaries of Australia.

     To gain control of offshore exploration areas, a Petroleum Exploration Permit ("Permit") must be granted by the Designated Authority, acting pursuant to the Petroleum (Submerged Lands) Act of the Commonwealth of Australia ("the Act"). A Permit provides rights to the holder to undertake exploration, including seismic surveys and drilling, in the defined area of a Permit. A Permit is granted for an initial six year period. Under the terms of a Permit, the exploration work program nominated for the first three years must be met. The Permit holder may withdraw from the Permit after the third permit year, or at the end of any subsequent Permit years, provided that all the exploration work obligations up to the date of withdrawal have been met.

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

     The holder of a Permit may not construct any installation in the Permit or abandon, suspend or complete any well without the written approval of the Designated Authority. A Permit requires the holder to comply with the Act, the regulations and all directions made there under and to carry out operations with adequate measures for the protection of the environment and to carry insurance as directed by the Designated Authority. A Permit incurs a modest yearly rental figure. The figure is calculated by multiplying the number of graticular blocks contained within a Permit by the figure deemed by the Designated Authority, currently approximately Australian $50 - $70 dollars.

     A Permit is granted by the Designated Authority following a competitive tender program, based on the best work program offered. The experience of the directors and the technical and financial resources of the applicant is taken into consideration before a decision is made. The Company considers that it satisfies the Designated Authority's requirements and will be able to secure large tracts of acreage. Our President, Mr E G Albers, has a track record in successfully bidding for exploration permits, and on progressing exploration and developments with major international companies.

       For the most part, major companies have dominated the offshore exploration industry in Australia. More recently, new and independent operators have become increasingly active. We are encouraged by this increased activity and by the diversity of geological concepts being developed.

       Increasing availability of sophisticated off-the-shelf technologies from service companies and of expert technical advice from consultants, all aided by the latest computing power, allow companies such as ours to make a fully-fledged entry into this environment. There is a worldwide pool of rig operators, seismic service companies and technical consultants upon which we can draw for products and specialist expertise, allowing us to participate and meet our goals.

     Our strategy is to acquire and control strategic areas in the territorial waters of Australia to prospect for oil and natural gas which have potential to be farmed-out/or developed in conjunction with major industry players: it being recognised that the Company lacks the resources to fully explore and develop areas on its own behalf.

     As a development stage enterprise, the Company relies on infusions of cash through the advances of Great Missenden Holdings Pty Ltd, a family company associated with our President, Mr EG Albers. When we require further funds for our programs, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in our programs. When additional funds for exploration are required, it is our plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or a further issue of stock to the public. Should these methods not be considered to be viable, or in the best interests of stockholders, then it would be our intention to meet our obligations by either partial sale of our interests or farm out, the latter course of action being part of managements overall strategy. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

Oil and Gas Acreage
-------------------

     On July 6, 2004, our wholly owned subsidiary, Gascorp, Inc (Gascorp), with other affiliated joint venturers, was granted by the Australian Government, a petroleum exploration permit, AC/P33, for an initial 6-year term, effective from June 25, 2004. Gascorp holds a 20% interest in the permit, in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (40%) and Auralandia N.L. (40%), the designated Operator.

     In June 2004, we entered into a preliminary, non binding agreement to acquire 100% of the outstanding shares of Alpha Oil & Natural Gas Pty Ltd (Alpha), a company incorporated in Australia. The acquisition of Alpha is being made to cost-effectively acquire a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P.

     In September 2004, we entered into a preliminary, non binding agreement to acquire all of the outstanding shares of Nations Natural Gas Pty Ltd (Nations), with the exception of 100,000 shares held by Alpha Oil & Gas Pty Ltd (Alpha). The acquisition of Nations is being made to cost-effectively acquire a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64, and NT/P65.

     [See Item 2 - "Description of Properties" of this report for more information concerning our intentions with respect to oil and gas properties].

Reserve Estimates
-----------------

     The Company has no oil and gas reserves.

Production
----------

     The Company has no oil and gas production.

Productive Wells and Acreage
----------------------------

     The Company has no productive wells or productive acreage.

Underdeveloped Acreage
----------------------

     See Item 2 Description of Properties

Drilling Activity
-----------------

     We have no immediate plans to engage in any exploratory oil or gas drilling on acreage for our own account. However, if additional financing can be obtained, we may engage in well drilling, depending upon the cost of the well drilling, the terms of any participation, future farm-out, joint venture or similar arrangements, which may be entered into.

Current Activities and Plans
----------------------------

     Our current activities relate solely to our intention to become an active participant in oil and gas exploration in the offshore areas of Australia, as described above. (See Item 2. Description of Properties)

Competitive Factors
-------------------

     The acquisition of oil and gas interests is competitive. We anticipate that we will continue to encounter strong competition from many established companies with greater financial, personnel and informational resources. Competition from such companies, together with rising prices of oil and gas, may escalate the cost of acquiring properties from others beyond the range of prices we can afford. If valuable oil and gas deposits are discovered on our properties, their marketability will depend on numerous factors, including available equipment for which there is strong demand and other supplies of oil and gas.

Environmental Compliance and Risk
---------------------------------

     Since the Company is engaged in the natural resources industry, environmental regulation may have a significant impact upon our operations and may necessitate significant capital outlays, which, in turn, may materially affect the earning power of the Company. Certain operations in the exploratory and production phase of oil and gas exploration are potentially hazardous to the environment. Exploratory drilling in natural areas are sources of environmental regulation; and reclamation requirements, must be satisfied. Further, if recovery methods are utilized which involve the construction of a plant or similar hardware to implement the recovery system, the environmental impact of such a system must be disclosed in an Environmental Impact Statement; and compliance could adversely affect future operations and revenues. Although we do not anticipate that we will be the operator on any oil and gas properties, others who may drill and operate such properties will face possible environmental regulations, which could affect our liabilities.

Employees
---------

     As of December 31, 2004, we employed five persons, namely the directors, and two other persons, each on a part time basis. Additionally, we retain geologists and consultants on a contract or fee basis, as and when their services are required.

ITEM 2.  DESCRIPTION OF PROPERTIES

     Our office, located at 2480 North Tolemac Way, Prescott, Arizona, has nominal square footage and, as yet, the rent for the office space has not been determined, but will not be more than a nominal amount per month. We also have the use of premises in Australia at 25 Floor, 500 Collins Street, Melbourne, Victoria. The office space is taken on a non-exclusive basis, with no rent payable, but the usage of the premises is included in the charges Great Missenden Holdings Pty Ltd., an affiliate of the Company by virtue of common management, makes in respect to the administration of the Company.

ACP/33

     On July 6, 2004, our wholly owned subsidiary, Gascorp, Inc (Gascorp), with other affiliated joint venturers, was advised of the grant of petroleum exploration permit AC/P33 for an initial 6-year term, effective from June 25, 2004. Gascorp holds a 20% interest in the permit, in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (40%) and Auralandia N.L. (40%), the designated Operator.

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

Browse Joint Venture

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

     The Permits of the Browse Joint Venture are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 11,080 square kilometers (2,726,760 acres).

     The Browse Basin region, off the coast of Western Australia, has a 40-year history of exploration. It is an established petroleum sub-province and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef-1. The first discovery at Scott Reef-1 was followed, over the years, by major discoveries at Brewster, Brecknock, and Brecknock South. In a later phase of exploration, oil discoveries were made at Gwydion and Cornea. The latest major discoveries in the Browse Basin have been made at Dinichthys, Titanichthys and Gorganichthys (the Ichthys Gas/Condensate Fields). The latter, a giant 556.02 MMBL condensate and
10.7 TCF gas field is approximately 50 kilometers to the west of the Permits. The Permits lie up-dip of these major central Browse Basin gas, and gas/condensate discoveries. For the most part they lie on trend with the Crux Field and with basin margin oil and gas accumulations at Gwydion and the Cornea. The permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), two wells-Heywood-1 and Buccaneer-1 in WA-341-P, and a total of fourteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation.

     In the first three year term of the Permits, the Browse Joint Venture has committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This includes approximately 1,100 square kilometers of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. The data sets will be integrated and subjected to extensive interpretational effort before the acquisition and processing of a further 1900 kilometers of new 2D seismic data to infill the existing grid of data, with lead specific coverage. Should the Browse Joint Venture so decide, it can elect to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Preliminary geological and geophysical evaluation of the Permits has commenced.

National Gas Consortium

     In September 2004, we entered into a preliminary, non binding agreement to acquire all of the outstanding shares of Nations Natural Gas Pty Ltd (Nations), with the exception of 100,000 shares held by Alpha Oil & Gas Pty Ltd (Alpha). The acquisition of Nations is being made to cost-effectively acquire a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64, and NT/P65 ("Permits"). The shareholders of Nations shall, upon conclusion of formal documentation and satisfaction of all conditions, be entitled to receive 2,100,001 shares of common stock of AOGC as consideration for Nations.

     The Permits of the National Gas Consortium are located in the Australian eastern Timor Sea region of the Bonaparte Basin, offshore Northern Territory, and cover a total area of approximately 14,875 kilometers. The Timor Sea covers a huge area, over a million kilometers, underlain by sedimentary basins with potential for new hydrocarbon discoveries. The region has a long history of oil discovery dating back to the Jabiru-1 discovery in 1983, which alerted the (Australian) domestic and international petroleum industries to the significant oil potential of the region. Since that time there have been numerous oil and wet gas discoveries in the northern Bonaparte Basin, which hosts the Laminaria, Corallina and Bayu-Undan fields, and the giant gas fields of Greater Sunrise and Evans Shoal.

     The Bonaparte Gulf is a major emerging oil and gas province, with a developing emphasis in gas processing for the export market. Discoveries made over the past few years are expected to lead to the area providing substantial gas production and revenue, through value-added gas projects covering a wide spectrum of gas to liquids processes and technologies.

     In the first three year term of the Permits, the National Gas Consortium has committed to reprocess 750 kilometers of 2D seismic data and shoot 500 kilometers of new 2D seismic survey within each permit. Preliminary geological and geophysical evaluation of the Permits has commenced.

     It is anticipated that the acquisitions of Alpha and Nations will be completed during the second quarter of 2005.

ITEM 3. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders during the period covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

     Our common stock trades on the OTC Bulletin Board under the trading symbol "AOGC." The prices set forth below reflect the quarterly high and low bid prices for shares of common stock since the Company's stock commenced trading. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.


         Period                High Sale or Bid         Low Sale or Bid
         --------------------------------------------------------------
         4th Quarter 2003           $0.25                     $0.01
         1st Quarter 2004           $0.17                     $0.09
         2nd Quarter 2004           $0.10                     $0.05
         3rd Quarter 2004           $0.08                     $0.04
         4th Quarter 2004           $0.06                     $0.05

     As of March 21, 2005, there were 4 market makers in our common stock.

     On December 31, 2004, there were approximately 212 holders of record of our common stock.

     The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. There can be no assurance that we will ever pay cash dividends.

Recent Sales of Unregistered Securities
---------------------------------------

     We have not sold any equity securities during the period covered by this report.

ITEM 6.  PLAN OF OPERATION

RISK FACTORS

     The business operations of the Company will be subject to risks, which may impact adversely on its future performance. These risks may adversely affect the value of our assets and this may affect the value of any Stock in the Company.

     The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. The important factors are not exclusive.


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

     Our future capital requirements depend on many factors, including the amount of property under development and our profitability. To the extent that the funds generated by future operations are insufficient to fund operating and capital requirements, we may need to raise additional funds through financings or curtail our growth and reduce our exploration activities. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.


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

     Because we have few employees and no revenues, we will continue to be largely dependent on industry partners for the success of our oil and gas exploration projects. We could be seriously harmed if our industry partners do not perform satisfactorily on projects that affect us. It is likely that we will have no control over factors that would influence the performance of our partners.


We are controlled by a small number of principal stockholders who may exercise a proportionately larger influence on the company than its stockholders with smaller holdings.

     We are controlled by a small number of principal stockholders who may cause events to occur that are not in the interests of the Company's stockholders with smaller holdings. Our President, Geoffrey Albers and entities controlled by him own approximately 49% of the outstanding common stock. Accordingly, it is likely that Mr. Albers will have significant influence on the election of the Company's directors and on its management, operations and affairs, including the ability to prevent or cause a change in control of the Company.


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

     To date, we have, together with certain other affiliated joint venturers, been awarded by the Australian authorities, a petroleum exploration permit with respect to ACP/33, an area within the offshore Territory of Ashmore and Cartier Islands, an Australian offshore territory. We hold a 20% interest in the permit. We have also entered into non-binding preliminary agreements to acquire Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd. Alpha holds a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P. Nations holds a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64 and NT/P65. As of the date of this report, we have not finalized these acquisitions. It is anticipated the transactions will be completed by the end of second quarter 2005.

     Our cash requirements for the next 12 months to support the operations, will be approximately $290,000. This figure includes office administration of $90,000, and approximately $200,000 for ACP/33, and the Permits of the Browse Joint Venture and of the National Gas Consortium. Management believes it is reasonably likely that it will be able to generate cash to support its operations during the next twelve months through advances from Great Missenden Holdings Pty Ltd ("GMH") or through the sale of our common stock.

Liquidity and Capital Resources

     During the period from Inception to 31 December 2004, GMH, an affiliate of the Company, provided consulting services to the Company, as and when required, and was responsible for general administration. In addition, GMH has paid an aggregate of $61,419 of disbursements relating to those activities on our behalf which is accounted for as a loan. The loan by GMH bears interest at 7% per annum and is repayable on three months notice.

     The following table reflects our working capital position at December 2004:


     Current assets                              $  2,000
     Current liabilities                         $ 12,000
     Working capital deficit                     ($10,000)
     Current ratio                               ---------

Critical Accounting Policies

Management has identified the accounting policies described below as critical to our business operations and the understanding of the results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. The preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of our financial statements. There can be no assurance that the actual results will not differ from those estimates.

Undeveloped oil and gas properties:

     We will utilize the "successful efforts" method of accounting for undeveloped mineral interests and oil and gas properties. Capitalized costs are to be charged to operations at the time the Company determined that no economic reserves existed. Costs of carrying and retaining undeveloped properties are to be charged to expense when incurred. Proceeds from the sale of undeveloped properties are to be treated as a recovery of cost. Proceeds in excess of the capitalized cost realized in the sale of any such properties, if any, are to be recognized as gain to the extent of the excess.

Impairment of long-lived assets:

     We will evaluate the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We will annually review the amount of recorded long-lived assets for impairment. If the carrying amount of a long-lived asset is not recoverable from our undiscounted cash flows, we will recognize an impairment loss in such period.

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements for the fiscal year ending December 31, 2004 are attached hereto beginning on page F1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


ITEM 8A.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 8B.  OTHER INFORMATION

     Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below are the names of each of the officers of the Registrant and the position held:


         Name                      Age                Position
         ----                      ---                --------

Ernest Geoffrey Albers             60                 President, Treasurer and
Director

William Ray Hill                   53                 Director

David Bruce Hill                   64                 Director


     Ernest Geoffrey Albers has been our President and Treasurer and a director since August 2003. Mr. Albers is a company director with over 30 years experience as a lawyer and administrator in corporate law, petroleum exploration and resource sector investment. During this period Mr Albers has sponsored the formation of companies that have made the original Maari (Moki) oilfield discovery in New Zealand, the Yolla Gas/Condensate discovery in Bass Strait, the Evans Shoal gasfield discovery/appraisal in the Timor Sea and the SE Gobe oilfield development in Papua New Guinea. Mr Albers is Chairman of Rocky Mountain Minerals, Inc., Methanol Australia Limited and Octanex NL. He is a director of Bass Strait Oil Company Ltd and various other private and public companies. He is a member of the Petroleum Exploration Society of Australia and a member of the APPEA Exploration Committee and a Fellow of the Institute of Directors in Australia.

     W. Ray Hill has been a director of the Company since August 2003. Mr. Hill founded Rocky Mountain Minerals, Inc. in 1978 and is currently President and director. Mr. Hill is President and Director of The Zonia Company, an Arizona real estate development company. Mr. Hill is the founder and President of Geowest Corporation, which is involved in the development of a solid waste construction and demolition landfill. In 1988 Mr. Hill founded Citizens Recycle & Collection, a solid waste hauling and Transfer Company, which was acquired by Waste Management, Inc. in 1996.

     Mr. D.B. Hill was appointed a director of the Company in October 2003 and is an Accountant and holds office as director or company secretary in a number of Australian public companies. Mr Hill is a director of Rocky Mountain Minerals Inc and Strata Resources NL.

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


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information concerning the annual and long-term compensation of the person serving as our chief executive officer since his appointment in August 2003. No other executive officers received annual compensation in excess of $100,000 during that time.


                                                                         Securities
                                                        Other Annual     Underlying       All Other
Name and  Principal Position        Year    Salary      Compensation      Options       Compensation
----------------------------       ------   -------     ------------     ----------     ------------
E. Geoffrey Albers,                 2004      -0-           -0-              -0-             -0-
Chief Executive Officer


Option Grants in the Last Fiscal Year
-------------------------------------

     The Company does not have a stock option plan and has not granted any options during the last fiscal year.

Compensation of Directors
-------------------------

     The Company does not compensate its directors for serving in such capacity.

Fiscal Year-End Option Numbers and Values
-----------------------------------------

     The Company does not have a stock option plan and has not granted any options during the last fiscal year.

Equity Compensation Plan Information
------------------------------------

     The Company does not have a stock option plan and has not granted any options during the last fiscal year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 18, 2005, certain information with respect to the beneficial ownership of shares of common stock by (i) officer of our company, (ii) each director of our company, (iii) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, and (iv) our directors and executive officers as a group.


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
group (3 persons)


(1) The number of shares and the percentage of the class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity.

(2) Percentages are based upon the total 27,300,550 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

(3) Includes shares of common stock registered in the names of Mr. Albers' family members and affiliates.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Set forth below is information regarding transactions between officers, directors and significant shareholders of the Company during the most recent fiscal year and for the prior fiscal year.

     Some of our directors and officers are engaged in various aspects of oil and gas exploration and development for their own account and through other entities in which they are directors and or shareholders. We have no policy prohibiting, nor does its Certificate of Incorporation prohibit, transactions between the Registrant and its officers and directors. We may enter into cost-sharing arrangements with respect to the drilling of its oil and gas properties. Directors and officers may participate, from time to time, in these arrangements and such transactions may be on a non-promoted basis (actual costs), although they have participated mainly on a promoted basis, but must be approved by a majority of the disinterested directors of the Board of Directors.

     Mr. Albers, the President and a director, and Mr.David. B. Hill, a director, each have interests in certain of the oil and gas properties under option to the Company. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties.

     Mr. Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. As of December 31, 2004, said company had charged us administration fees of $75,560, paid disbursements on our behalf of $61,419 and granted a further loan of $56,719.

     At December 31, 2004, an aggregate amount of $198,494 remained payable to Great Missenden Holdings Pty Ltd. on three months notice, bearing interest at 7% per annum.

     We also have the use of premises in Australia at 25 Floor, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Great Missenden Holdings Pty Ltd makes in respect to the administration of the Company.

     With regard to exploration permit ACP/33, Mr. Albers is a director and shareholder in the joint venture participants; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

     With regard to the non-binding agreement to acquire an interest in the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd and Hawkestone Oil Pty Ltd. He is a major shareholder in Alpha Oil & Natural Gas Pty Ltd and Goldsborough Energy Pty Ltd., a subsidiary of Goldsborough Limited. All of these companies are the holders of the Browse Joint Venture

     Mr. David. B. Hill is a director and secretary of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough Limited.

     With regard to the non-binding agreement to acquire an interest in the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

     Mr David. B. Hill is a director of National Oil & Gas Pty Ltd.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT LIST

December 31, 2004

         Exhibits required by Item 601 of Regulation S-B.

Exhibit
Number                     Description
-------                    -----------

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)  Audit Fees

     Our principal accountant, Demetrius & Company L.L.C., billed us aggregate fees in the amounts of approximately $12,000 and $14,000 respectively for the fiscal years ended 2004 and 2003. These amounts were billed for professional services that Demetrius & Company, L.L.C. provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)  Audit - Related Fees

     There were no fees billed to us for the fiscal year ended December 31, 2004 for assurance and other services related to the performance of the audit or review of our financial statements.

(c)  Tax Fees

     There were fees billed to us for the fiscal year ended December 31, 2004 for tax compliance, tax advice, and tax planning of $1,500.

(d)  All Other Fees

     There were no other fees billed to us for the fiscal year ended December 31, 2004.

(e)  Audit Committee's Pre-Approval Practice

     Inasmuch as the Company does not have an audit committee, its board of directors performs the functions of its audit committee. Section 10A(i) of the Securities Exchange act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

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

     The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Demetrius & Company LLC performing our audit for the 2004 and 2005 fiscal years.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:


                                    Percentage of total fees paid to Demetrius &
                                    Company LLC Fiscal Year 2004

         Audit fees                         90%
         Audit-related fees                 Nil
         Tax fees                           10%
         All other fees                     Nil


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of March, 2005.



                                       AUSTRALIAN OIL & GAS CORPORATION

                                       By:    /s/ E. Geoffrey Albers
                                              ----------------------------
                                              E. Geoffrey Albers, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                       Title                               Date
----                       -----                               ----

/s/ E. Geoffrey Albers     President, Treasurer, Chief         March 21, 2005
----------------------     Financial Officer and Director
E. Geoffrey Albers


/s/ David B. Hill          Secretary and Director              March 21, 2005
------------------
David B. Hill


/s/ W. Ray Hill            Director                            March 21, 2005
------------------
W. Ray Hill

                              FINANCIAL STATEMENTS

Table of Contents

     Audit Report

     Consolidated Balance sheet - as at December 31, 2004

     Consolidated Statement of Operations for the period ending December 31,
     2004

     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the period ending December 31, 2004

     Consolidated Statement of Cash Flows for the period ending December 31,
     2004

     Notes to Consolidated Financial Statements















                                      F.1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Australian Oil & Gas Corporation (A Development Stage Enterprise)

We have audited the accompanying consolidated balance sheet of Australian Oil & Gas Corporation (A Development Stage Enterprise) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2004, from inception (August 6, 2003) to December 31, 2003 and the period from inception (August 6,
2003) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian Oil & Gas Corporation (A Development Stage Enterprise) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, from inception (August 6, 2003) to December 31, 2003, and the period from inception (August 6, 2003) to December 31,2004 in conformity with accounting principles generally accepted in the United States of America.

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





Demetrius & Company, L.L.C.
Wayne, New Jersey
March 21, 2004




                                      F.2.


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004


                                     ASSETS
(Dollar amounts in thousands)
                                                                                     2004
                                                                                        $
Current assets:

    Cash and cash equivalents                                                           2
                                                                                     ----
    Total current assets                                                                2
                                                                                     ----
    Total Asset                                                                         2
                                                                                     ====


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:

    Accounts payable                                                                   12
    Advances from director related entities                                           199
                                                                                     ----
    Total Current Liabilities                                                         211
                                                                                     ----
    Total Liabilities                                                                 211
                                                                                     ====

Stockholders' Equity (Deficiency) (Notes 2, 5 and 6)
 Common stock, $0.001 par value;75,000,000 shares
    authorized 27,300,550 shares issued and outstanding                                20

    Capital in excess of par value                                                     55

    Deficit accumulated during the development stage                                 (284)
                                                                                     ----
                Total Stockholders' Equity (Deficit)                                 (209)
                                                                                     ----
                Total Liabilities and Stockholders' Equity (Deficit)                    2
                                                                                     ====



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F.3.


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the twelve months ended December 31, 2004 and
       for the period from inception (August 6, 2003) to December 31, 2003 for the period from inception (August 6, 2003) to December 31, 2004

(Dollar amounts in thousands)

                                                   For the twelve            From            From
                                                           months    inception to    inception to
                                                     Dec 31, 2004    Dec 31, 2003    Dec 31, 2004
                                                                $               $               $
Revenues:                                                     nil             nil             nil

Costs and Expenses:
    Merger and reorganisation                                 nil             139             139
    General and administrative                                100              45             145
                                                       ----------      ----------      ----------
                                                              100             184             284
                                                       ----------      ----------      ----------
    Net Loss (Note 7)                                       (100)           (184)           (284)
                                                       ==========      ==========      ==========
Basic and diluted loss per Common Share                  $ (0.00)        $ (0.01)        $ (0.01)
                                                       ==========      ==========      ==========

Weighted average number of Common Shares               27,300,550      27,300,550      27,300,500
                                                       ==========      ==========      ==========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F.4.



                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
      For the period from inception (August 6, 2003) to December 31, 2004

(Dollar amounts in thousands)


                                                                                            Deficit
                                                                          Capital in    Accumulated           Total
                                                         Common stock      excess of         during    Stockholders
                                                    Shares         Amount  par value    development          Equity
                                                                                              stage
                                                                        $          $              $               $
Issuance of common stock:

To holders of unsecured claims against
Synergy Technology Corporation                   3,000,000

To equity holders of Synergy Technology
Corporation                                      4,800,550

To the Plan Funder to fund the
Plan of Reorganization                          19,500,000             20         55              -              75

Loss from operations                                                                          (184)           (184)
                                               -------------------------------------------------------------------
    Balance, December 31, 2003                  27,300,550             20         55          (184)           (109)

Loss from operations                                                                          (100)           (100)
                                               -------------------------------------------------------------------

    Balance, December 31, 2004                  27,300,550             20         55          (284)           (209)
                                               ===================================================================










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F.5.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the twelve months ended December 31, 2004,
      For the period from inception (August 6, 2003) to December 31, 2003,
        Cumulative from inception (August 6, 2003) to December 31, 2004


(Dollar amounts in thousands)
                                                                              For the       For the
                                                                            12 months   period from  Cumulative
                                                                                Ended  inception to        from
                                                                         Dec 31, 2004  Dec 31, 2003   inception
                                                                                    $             $           $
Cash flows from operating activities:

Net loss                                                                        (100)         (184)       (284)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
    Change in assets and liabilities:

    Increase (decrease) in accounts payable                                      (10)            22          12
                                                                                -----         -----       -----
    Total adjustments                                                            (10)            22          12
                                                                                -----         -----       -----
    Net cash used in operating activities                                       (110)         (162)       (272)

Cash flows from financing activities:

    Proceeds from the sale of Common stock - net                                    -            75          75
    Proceeds from advance from director-related entities                          110            89         199
                                                                                -----         -----       -----
    Net cash provided by financing activities                                     110           164         274
                                                                                -----         -----       -----
Increase (decrease) in cash                                                         -             2           2
Cash and cash equivalents at beginning of period                                    2             -           -
                                                                                -----         -----       -----
Cash and cash equivalents at end of period                                          2             2           2
                                                                                =====         =====       =====
Supplemental disclosure of non-cash financing activities.

Great Missenden Holdings Pty Ltd has since inception charged the Company administration fees of $75,560, paid disbursements of $61,419 and granted a loan to the Company of $56,719, on three months notice, bearing interest at 7% per annum.




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F.6.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


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



                                      F.7.

Basis of presentation

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred losses and at December 31, 2004 had minimal cash. As a development stage enterprise, the Company relies on infusions of cash through the advance of capital from Great Missenden Holdings Pty Ltd, the Plan funder and issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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


Undeveloped mineral interests and oil and gas properties

     The Company will utilize the "successful efforts" method of accounting for undeveloped oil and gas properties. Capitalized costs will be charged to operations at the time the Company determines that no economic reserves exist.

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




                                      F.8.

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


Newly enacted accounting pronouncements

     The Company does not anticipate the adoption of recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flows.


NOTE 3:  INCOME TAXES

     The Company does not anticipate that any of the past net operating loss carry forwards for tax purposes attributable to Synergy will be able to be used to offset future taxable income.

     The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur. Accordingly, management has established a valuation allowance to offset the tax benefits of net operating losses for all periods presented. At December 31, 2004 the Company had net operating loss carryforwards of approximately $168,000, expiring through 2024.


NOTE 4:  BASIC LOSS PER COMMON SHARE

     Basic loss per common share is based on the weighted average number of shares of common stock outstanding 27,300,550 shares in 2004 during the period from inception to December 31, 2004.


NOTE 5:  INVESTMENTS

     The Company has two wholly owned subsidiaries; Gascorp, Inc and Nations LNG, Inc, both incorporated in Delaware. Gascorp holds a 20% interest in petroleum exploration permit ACP/33.

NOTE 6:  RELATED PARTY TRANSACTION

     Mr. E Geoffrey Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. As of 31 December 2004, Great Missenden Holdings had charged the Company administration fees of $75,560, paid disbursements on the Company's behalf of $61,419 and granted a further loan to the Company of $56,719.


                                      F.9.

     At December 31, 2004 the aggregate amount of $198,494 remained payable to Great Missenden Holdings Pty Ltd on three months notice, bearing interest at 7% per annum.

     The Company also has the use of premises in Australia at 25 Floor, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Great Missenden Holdings Pty Ltd makes in respect to the administration of the Company.

     With regard to exploration permit ACP/33, Mr. Albers is a director and shareholder in the joint venture participants; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

     With regard to the non-binding agreement to acquire an interest in the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd and Hawkestone Oil Pty Ltd. He is a major shareholder in Alpha Oil & Natural Gas Pty Ltd and Goldsborough Energy Pty Ltd., a subsidiary of Goldsborough Limited. All of these companies are the holders of the Browse Joint Venture

     Mr. David. B. Hill is a director and secretary of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough Limited.

     With regard to the non-binding agreement to acquire an interest in the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

     Mr David. B. Hill is a director of National Oil & Gas Pty Ltd.

NOTE 7:   CURRENT LIABILITIES

     At December 31, 2004 the Company recorded a liability to Great Missenden Holdings Pty Ltd of $198,494 as set out in Note 6 Related Party Transaction. Other liabilities of $181 were recorded relating to the administration of the Company.

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


                                      F.10.

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


Acquisitions of Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd

     In June 2004, we entered into a preliminary, non binding agreement to acquire 100% of the outstanding shares of Alpha Oil & Natural Gas Pty Ltd (Alpha), a company incorporated in Australia. The acquisition of Alpha is being made to cost-effectively acquire a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P.

     In September 2004, we entered into a preliminary, non binding agreement to acquire all of the outstanding shares of Nations Natural Gas Pty Ltd (Nations), with the exception of 100,000 shares held by Alpha Oil & Gas Pty Ltd (Alpha). The acquisition of Nations is being made to cost-effectively acquire a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64, and NT/P65.

     It is anticipated that the acquisitions of Alpha and Nations will be completed during the second quarter of 2005.


                                      F.11.