Form 10QSB
period 2005-03-31
AUSTRALIAN OIL & GAS CORP
filed 2005-05-13
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF  SECURITIES  EXCHANGE ACT OF
     1934
                              For the quarterly period ended:     March 31, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          For the transition period from _________ to _________ Commission file number 000-26721


                        AUSTRALIAN OIL & GAS CORPORATION
                        --------------------------------
             (Exact name of Registrant as Specified in its Charter)


           Delaware                                    84-1379164
           --------                                    ----------
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

27,300,550 shares of common stock, $0.001 par value, as of    MARCH 31, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

                 For the Quarterly Period Ended: MARCH 31, 2005


                          Part 1. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet as at March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

          Consolidated Statement of Operations for the three months ended March 31, 2005 and 2004(Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2005 (Unaudited)

          Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2005 (Unaudited)

          Notes to Financial Statements (Unaudited)


     Item 2. Management's Discussion and Analysis or Plan of Operation

     Item 3. Controls and Procedures


                           Part 11. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

     Signatures


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEET
            March 31, 2005(Unaudited) and December 31, 2004 (Audited)


ASSETS

(Dollar amounts in thousands)                             As at 3/31/05   As at 12/31/04
                                                            (Unaudited)        (Audited)
Current assets:
       Cash and cash equivalents                                      6               2
                                                                   ----            ----
       Total Current Assets                                           6               2
                                                                   ----            ----
Fixed assets:
       Capitalized exploration expenditure                            3              --
       Advances to director-related entities                          1              --
                                                                   ----            ----
       Total Fixed Assets                                             4              --
                                                                   ----            ----
Total Assets                                                         10               2
                                                                   ====            ====


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Accounts payable                                              66              12
                                                                   ----            ----
       Total Current Liabilities                                     66              12
                                                                   ----            ----
Non-current liabilities:
       Advances from director-related entities                      217             199
                                                                   ----            ----
       Total Non-current Liabilities (Note 3)                       217             199
                                                                   ----            ----
Total Liabilities                                                   283             211
                                                                   ====            ====

Stockholders' Equity (Deficit)

Common stock, $0.001 par value;75,000,000 shares
       authorized 27,300,550 shares issued and outstanding           20              20

       Capital in excess of par value                                55              55

       Deficit accumulated during the development stage            (348)           (284)
                                                                   ----            ----
       Total Stockholders' Equity (Deficit)                        (273)           (209)
       Total Liabilities and Stockholders' Equity (Deficit)          10               2
                                                                   ====            ====


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
    for the three months ended March 31, 2005 (Unaudited) and the equivalent comparative period for 2004 and for the Cumulative period from August 6, 2003 (Date of Inception) to March 31, 2005 (unaudited)


(Dollar amounts in thousands)

                                                              For the three   For the three   Cumulative period
                                                               months ended    months ended   from Aug. 6, 2003
                                                             March 31, 2005  March 31, 2004  (Date of Inception)
                                                                                              to March 31, 2005

Revenues:                                                               Nil             Nil                 Nil

Costs and Expenses:
     General and administrative                                          64              34                 209
     Merger and reorganisation                                            -               -                 139
                                                                 ----------      ----------         -----------
                                                                         64              34                 348
                                                                 ----------      ----------         -----------
     Net Loss                                                           (64)            (34)               (348)
                                                                 ==========      ==========         ===========
     Basic Loss per Common Share                                 $       (*)     $       (*)        $      (.01)
                                                                 ==========      ==========         ===========

Number of Common Shares
     Used in Calculation                                         27,300,550      27,300,550          27,300,550
                                                                 ==========      ==========         ===========

*Less than $.01 per share


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          for the three months ended March 31, 2005 (Unaudited) and the equivalent comparative period, 2004 and for the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2005 (unaudited)


(Dollar amounts in thousands)

                                                          For the three      For the three     Cumulative period
                                                           months ended       months ended   from August 6, 2003
                                                         March 31, 2005     March 31, 2004   (Date of Inception)
                                                                                              to March. 31, 2005
Cash flows from operating activities:
Net loss                                                           (64)               (34)                 (348)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Change in assets and liabilities:
    Increase in accounts payable                                     54                 33                    66
                                                               --------           --------              --------
    Total adjustments                                                54                 33                    66
                                                               --------           --------              --------
    Net cash provided by (used in) operating activities            (10)                (1)                 (282)

Cash flows from investing activities:
Exploration tenement expenditure                                    (3)                  -                   (3)
Advances to director-related entities                               (1)                  -                   (1)
                                                               --------           --------              --------
Net cash provided by (used in) investing activities                 (4)                  -                   (4)
                                                               --------           --------              --------

Cash flows from financing activities:
Proceeds from advances from director-related entities                18                  -                   217
Proceeds from the sale of common stock - net                          -                  -                    75
                                                               --------           --------              --------
Net cash provided by financing activities                            18                  -                   292
                                                               --------           --------              --------

Increase (decrease) in cash                                           4                (1)                     6
Cash and cash equivalents at beginning of period                      2                  2                     -
                                                               --------           --------              --------
Cash and cash equivalents at end of period                            6                  1                     6
                                                               ========           ========              ========

Supplemental disclosure of non-cash financing activities.

Great Missenden Holdings Pty Ltd charged:-

Administration Fees (Note 2)                                          -                 20                    56
Interest                                                              4                  2                    14


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 1:  Organization

Australian Oil & Gas Corporation (the Company) was incorporated in Delaware on August 6, 2003, and began operations on August 11, 2003 and is considered to be a crude petroleum and natural gas company in the exploratory stage and a development stage enterprise as defined by SFAS No. 7, and since inception, has been engaged in the assessment of oil and gas exploration properties. The authorized capital stock of the Australian Oil & Gas Corporation consists of 75,000,000 shares of common stock, $0.001 par value.

Note 2:  Related Party Transactions

Mr. E Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. For the quarterly period ending March 31, 2005, Great Missenden Holdings granted a further loan to the Company of $11,000 and charged interest of $3,502 on the aggregate outstanding balance. At March 31, 2005 an aggregate amount of $211,607 remained payable to Great Missenden Holdings Pty Ltd on three months notice, bearing interest at 7% per annum.

For the quarter ended March 31, 2005, Setright Oil & Gas Pty Ltd charged the Company $5,620 in return for accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is to be remunerated separately.

The Company has the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

With regard to the interest in exploration permit AC/P33, Mr. E. Geoffrey Albers is a director and shareholder in the co-owners; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

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

Note 3:  Non-Current Liabilities

At March 31, 2005 the Company recorded a liability to Great Missenden Holdings Pty Ltd of $211,607 and a liability to Setright Oil & Gas Pty Ltd of $5,620 as set out in Note 2 Related Party Transaction.


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

Plan of Operation
-----------------

General Australian Oil & Gas Corporation is an independent energy company focused on the acquisition, exploration and development of oil and natural gas resources. Our core business is directed at the acquisition of interests in oil and gas prospects in the offshore areas of Australia's territorial waters. We rely on the considerable experience in the oil and gas industry of our President, Mr. E. Geoffrey Albers, and our consultants to identify and conduct initial analyses of properties in which we may acquire an interest.

STRATEGY

     We devote essentially all of our resources to the identification of high quality oil and gas properties and seek to keep our capital outlays and overheads at a minimum level. We retain selected consultants, contractors and service companies. We use proven technologies to evaluate prospects before acquiring a working interest. We expect to invest in projects at different levels of participation. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas considered to have significant near term potential for oil or medium term potential for gas, and which can be farmed out and/or developed in conjunction with other industry players. It is our strategy to minimize our financial outlay requirements, wherever possible, through promoted farm-out transactions to provide maximum leverage for shareholders at minimal cost.

     Since August 2003, when current management began operating the Company, we have not conducted any revenue generating business operations. Accordingly, we have no results of such operations to report. However, we continue to actively pursue our long term strategy of acquiring interests in oil and gas projects in the offshore areas of Australia.

BROWSE BASIN REGION

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

     The Browse Basin region, off the coast of Western Australia, has a 40-year history of exploration. It is an established petroleum sub-province and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef No.1. The first discovery at Scott Reef-1 was followed, over the years, by major discoveries at Brewster, Brecknock, and Brecknock South. In a later phase of exploration, oil discoveries were made at Gwydion and Cornea. The latest major discoveries in the Browse Basin have been made at Dinichthys, Titanichthys and Gorganichthys (the Ichthys Gas/Condensate Fields). The latter, a giant 556.02 MMBL condensate and
10.7 TCF gas field is approximately 50 kilometers to the west of the Permits. The Permits lie up-dip of these major central Browse Basin gas, and gas/condensate discoveries. For the most part they lie on trend with the Crux Field and with basin margin oil and gas accumulations at Gwydion and the Cornea. The permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), two wells-Heywood-1 and Buccaneer-1 in WA-341-P, and a total of fourteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation. In the first three year term of the Permits, the Browse Joint Venture has committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This includes approximately 1,100 sq kms of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. The data sets will be integrated and subjected to extensive interpretational effort before the acquisition and processing of a further 1900 kilometres of new 2D seismic data to infill the existing grid of data, with lead specific coverage. Should the Browse Joint Venture so decide, it can elect to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Preliminary geological and geophysical evaluation of the Permits has commenced.

VULCAN SUB-BASIN

     Region Our wholly owned subsidiary, Gascorp, Inc (Gascorp), with other affiliated joint venturers, was granted by the Australian Government, a petroleum exploration permit, AC/P33, for an initial 6-year term. Gascorp holds a 20% interest in the permit, in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (40%) and Auralandia N.L. (40%), the designated Operator.

AC/P33 is part of a sector of the eastern margin of the Vulcan Sub-basin; one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia. AC/P33 includes the undeveloped Oliver oil and gas accumulation. AC/P33 comprises five graticular blocks, totaling approximately 400 square kilometers (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants plan to obtain a range of pertinent existing reports and open file seismic data, and with this data, to map, interpret and revise analyses and concepts which presently exist for the area. The joint venture has committed to the enhancement of existing seismic data around the Oliver and the Oliver NE feature, and will examine various techniques for their potential use as direct hydrocarbon indicators. In the third year, the joint venture plans to acquire 80 square kilometers (19,760 acres) of new enhanced parameter 3D seismic survey. It is intended that the survey will be conducted over the Oliver and Oliver NE features. Should the joint venture so decide, it can elect to enter the second three years of the initial permit and drill one exploration well and perform further interpretational work. Geological and geophysical evaluation of the permit has commenced.

BONAPARTE GULF REGION

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

PERMITTING

     It should be noted that, provided all work commitments are carried out, Australian petroleum exploration permits may be renewed for two further 5-year terms, upon relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished. Permits therefore, have a potential 16-year life, subject to these requirements.

MANAGEMENT

     The Company relies upon its Chairman and President who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company has entered into an agreement with Mr Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board has agreed to remunerate Mr Albers by issuing common stock in lieu of cash payments. Specifically, during the fourth quarter of 2005, (The financial statements for the quarter have accrued %53,000 representing a pro-rata amount of this compensation.) A further 2,000 services in relation to the period from January 1, 2005 to December 31, 2005. A further 2,000,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2006 to December 31, 2006 and a further 1,500,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2007 to December 31, 2007.

FUNDING

     As a development stage enterprise, the Company has relied on infusions of cash through the advances of Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will accept further advances to enable it to meet its expenditure requirements in developing its portfolio of oil and gas interests. Effective from April 1, 2005, the Company will issue to Great Missenden Holdings Pty Ltd December 31, 2007 convertible notes with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000.00 convertible note. As of March 31, 2005, an aggregate amount of $211,607 remained outstanding to Great Missenden Holdings Pty Ltd. This amount will be met by the issue of 212 of the aforesaid convertible notes of $1,000.00 each. When the Company requires further funds for its programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company's programs. When additional funds for exploration are required, it is the Company's plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or a further issue of stock to the public. Should these methods not be considered to be viable, or in the best interests of stockholders, then it would be the Company's intention to meet its obligations by either partial sale of the Company's interests or farm out, the latter course of action being part of the Company's overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

Item 3.  Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K

List of Exhibits

     31.1 Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

     During the quarter ended March 31, 2005, no reports on Form 8K were filed.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AUSTRALIAN OIL & GAS CORPORATION

                                        By:    /s/ E. Geoffrey Albers
                                           --------------------------
                                        E. Geoffrey Albers,
                                        Chief Executive Officer and
                                        Chief Financial Officer
12th May, 2005