Form 10QSB/A
period 2005-03-31
AUSTRALIAN OIL & GAS CORP
filed 2005-05-19
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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

Explanatory Note:

This amendment to Form 10-QSB for the period ended March 31, 2005 is being filed to correct a typographical error in the Management paragraph of Item 2. Management's Discussion and Analysis or Plan or Operation.



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

     All statements, other than statements of historical facts, so included in this quarterly report that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding our business strategy, plans and objectives and statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet our obligations, the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in the exploration and development of oil and gas reserves, are forward-looking statements within the meaning of the Act. These forward-looking statements are and will be based on management's then-current views and assumptions regarding future events.

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

MANAGEMENT

     The Company relies upon its Chairman and President who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company has entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board has agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, during the fourth quarter of 2005, the Company will issue 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005 (the financial statements for the quarter have accrued $53,000 representing a pro-rata amount of this compensation). A further 2,000,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2006 to December 31, 2006 and a further 1,500,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2007 to December 31, 2007.

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

                        AUSTRALIAN OIL & GAS CORPORATION

                                        By:    /s/ E. Geoffrey Albers
                                           --------------------------
                                        E. Geoffrey Albers,
                                        Chief Executive Officer and
                                        Chief Financial Officer
18th May, 2005