Form 10QSB
period 2005-06-30
AUSTRALIAN OIL & GAS CORP
filed 2005-08-15
CIK 1080634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-26721

AUSTRALIAN OIL & GAS CORPORATION.
(Exact name of registrant as specified in its charter)

Delaware	84-1379164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2480 North Tolemac Way, Prescott, Arizona 86305
(Address of principal executive offices) (Zip Code)

Issuer's Telephone Number: (928) 778 1450	Internet Website: www.ausoil.com

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

27,300,550 shares of common stock, $0.001 par value, as of JUNE 30, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

INDEX

AUSTRALIAN OIL & GAS CORPORATION

For the Quarterly Period Ended: JUNE 30, 2005

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as at June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004(Unaudited) and for the six months ended June 30, 2005 (Unaudited) and the equivalent comparative period for 2004 and the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2005 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2005 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

Part 11. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

Item 1. Financial Statements (Unaudited)

Australian Oil & Gas Corporation
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
June 30, 2005(Unaudited) and December 31, 2004 (Audited)

ASSETS

(Dollar amounts in thousands)

	As at 6/30/05 (Unaudited)	As at 12/31/04 (Audited)
Current assets:
Cash and cash equivalents	1	2

Total Current Assets	1	2

Fixed assets:
Capitalized exploration expenditure	3	—
Advances to director-related entities	1	—

Total Fixed Assets	4	—

Total Assets	5	2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	119	12

Total Current Liabilities	119	12

Non-current liabilities:
Advances from director-related entities	10	199
Convertible Notes	227	—

Total Non-current Liabilities (Note 3)	237	199

Total Liabilities	356	211

Stockholders' Equity (Deficit)
Common stock, $0.001 par value;75,000,000 shares
authorized 27,300,550 shares issued and outstanding	20	20
Capital in excess of par value	55	55
Deficit accumulated during the development stage	(426)	(284)

Total Stockholders' Equity (Deficit)	(351)	(209)
Total Liabilities and Stockholders' Equity (Deficit)	5	2

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2005 (Unaudited) and the equivalent comparative period for 2004, for the six months ended June 30, 2005 (Unaudited) and the equivalent comparative period for 2004 and for the Cumulative period from August 6, 2003 (Date of Inception) to June 30, 2005 (Unaudited)

(Dollar amounts in thousands –except per share data)

	For the three months ended June 30, 2005			For the three months ended June 30, 2004			For the six months ended June 30, 2005			For the six months ended June 30, 2004			Cumulative period from Aug. 6, 2003 (Date of Inception) to June 30, 2005
Revenues:		Nil			Nil			Nil			Nil		Nil
Costs and Expenses:
General and administrative		77			34			141			68		287
Merger and reorganisation		—			—			—			—		139

		77			34			141			68		426

Net Loss		(77)			(34)			(141	)#		(68)		(426)

Basic loss per share	$	(*	)	$	(*	)	$	(*	)	$	(*	)	$(0.02)

Number of Common Shares used in
calculation		27,300,550			27,300,550			27,300,550			27,300,550		27,300,550

*Less than $.01 per share

# Net Loss per this statement (141)

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2005 (Unaudited) and the equivalent comparative period, 2004 and for the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2005 (Unaudited)

(Dollar amounts in thousands – except per share data)

	For the six months ended June 30, 2005	For the six months ended June 30, 2004	Cumulative period from August 6, 2003 (Date of Inception) to June 30, 2005
Cash flows from operating activities:
Net loss	(141)	(68)	(426)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in assets and liabilities:
Increase in accounts payable	107	68	119

Total adjustments	107	68	119

Net cash provided by (used in) operating activities	(35)	—	(307)

Cash flows from investing activities:
Exploration tenement expenditure	(3)	—	(3)
Advances to director-related entities	(1)	—	(1)

Net cash provided by (used in) investing activities	(4)	—	(4)

Cash flows from financing activities:
Proceeds from advances from director-related entities	38	—	237
Proceeds from the sale of common stock - net	—	—	75

Net cash provided by financing activities	38	—	312

Increase (decrease) in cash	(1)	—	1
Cash and cash equivalents at beginning of period	2	1	—

Cash and cash equivalents at end of period	1	1	1

Supplemental disclosure of non-cash financing activities
Great Missenden Holdings Pty Ltd charged:-
Administration Fees (Note 2)	—	20	56
Interest	9	4	19
Supplemental disclosures for Cash Flow Information
Interest Paid	—	—	—
Income taxes Paid	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Note 2: Related Party Transactions

Mr. E Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at June 30, 2005, an amount of $15,000 had been drawn down pursuant to the $100,000 Line of Credit. A total charge of $5,407 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the quarter. For the quarter ended June 30, 2005, Setright Oil & Gas Pty Ltd charged the Company $4,590 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately. At June 30, 2005 an aggregate amount of $10,210 was recorded as a liability to Setright Oil & Gas Pty Ltd.

The Company has the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company. With regard to the interest in the Vulcan Joint Venture, consisting of the application for exploration permit AC04-2 and exploration permit AC/P33, Mr. E. Geoffrey Albers is a director and shareholder in the co-owners; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

With regard to the intended interest in the Browse Joint Venture, Mr. E. Geoffrey Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd, Hawkestone Oil Pty Ltd, Alpha Oil & Natural Gas Pty Ltd (proposed to become a subsidiary of the Company) and he is a shareholder in Goldsborough N.L., which is the parent of Goldsborough Energy Pty Ltd. All of these companies are the holders of the Browse Joint Venture.

With regard to the intended interest in the National Gas Consortium, Mr. E. Geoffrey Albers is a director and shareholder in each of Australis Finance Mining Pty Ltd, National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd (proposed to become a subsidiary of the Company). Mr D. B. Hill is a director of National Oil & Gas Pty Ltd. All of these companies are participants in the National Gas Consortium.

Note 3: Non-Current Liabilities

At June 30, 2005 the Company recorded a liability to Setright Oil & Gas Pty Ltd of $10,210 as set out in Note 2 Related Party Transaction. During the quarter the Company converted $227,000 of its loan from Great Missenden Holdings Pty Ltd to Convertible Notes. (See Note 2).

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

References in this report to “the Company”, “we”, “us”, or “our” are intended to refer to Australian Oil & Gas Corporation. This quarterly report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the United Stated Securities Exchange Act of 1934, as amended (Exchange Act). Readers of this quarterly report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

All statements, other than statements of historical facts, so included in this quarterly report that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding our business strategy, plans and objectives and statements expressing beliefs and expectations regarding our ability to successfully raise the additional capital necessary to meet our obligations, our ability to secure the permits necessary to facilitate anticipated seismic and drilling activities and our ability to attract additional working interest owners to participate in the exploration for and development of oil and gas resources, are forward-looking statements within the meaning of the Act. These forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events.

Plan of Operation

General Australian Oil & Gas Corporation is an independent energy company focused on the acquisition and exploration for oil and natural gas resources. Our core business is directed at the acquisition of interests in oil and gas properties in the offshore areas of Australia’s territorial waters. We rely on the considerable experience in the oil and gas industry of our President, Mr. E. Geoffrey Albers, and our consultants, to identify and conduct initial analyses of properties in which we may acquire an interest.

Strategy We devote essentially all of our resources to the identification of large-tract oil and gas properties in their early stages of exploration which have the potential for a high impact outcome for the Company in the event of exploration success. We plan to advance the prospectivity of these properties through the application of geological and geophysical expertise and through the provision of new 2D and 3D seismic surveys. We seek to keep our capital outlays and overheads at a minimum level. We retain selected consultants, contractors and service companies. We use proven technologies in evaluating the prospectivity of our oil and gas properties. We expect to invest in projects at different levels of participation. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas considered to have speculative near term potential for oil discovery or medium term potential for gas discovery. An important part of our strategy is to select prospective acreage which at the seismic or drilling stage can be farmed out and/or developed in conjunction with other industry players so as to minimize our financial outlay requirements, wherever possible, through promoted transactions. Our overall intention is to provide maximum leverage for shareholders at minimal cost, in return for the high risk activities that we undertake.

Since August 2003, when current management began operating the Company, we have not conducted any revenue generating business operations. Accordingly, we have no results of such operations to report. However, we continue to actively pursue our long term strategy of acquiring interests in oil and gas exploration projects with a particular emphasis on the northern basins of the North West Shelf of Australia.

Browse Basin, Australia Region In June 2004, we entered into a preliminary, non binding agreement to acquire 100% of the outstanding shares of Alpha Oil & Natural Gas Pty Ltd (Alpha), a company incorporated in Australia. The acquisition of Alpha is being made to cost-effectively acquire a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P (“Permits”). The shareholders of Alpha shall, upon conclusion of formal documentation and satisfaction of all conditions, be entitled to receive 2,000,002 shares of common stock of AOGC as consideration for Alpha.

The Permits of the Browse Joint Venture are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 11,080 sq km (2,726,760 acres).

The Browse Basin region, off the coast of Western Australia, has a 40-year history of exploration. It is an established petroleum sub-province and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef No.1. The first discovery at Scott Reef-1 was followed, over the years, by major discoveries at Brewster, Brecknock, and Brecknock South, all to the west of the Permits. In a later phase of exploration, small oil occurrences were discovered at Gwydion and Cornea. The latest major discoveries in the Browse Basin have been made at Dinichthys, Titanichthys and Gorganichthys (the Ichthys Gas/Condensate Fields), all to the west of the Permits. The latter, a giant 556.02 MMBL condensate and 10.7 TCF gas field is approximately 50 kilometers to the west of the Permits. The Permits lie up-dip of these major central Browse Basin gas, and gas/condensate discoveries. For the most part they lie on trend with the Crux Field and with basin margin oil accumulations at Gwydion and Cornea. The permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), two wells-Heywood-1 and Buccaneer-1 in WA-341-P, and a total of fourteen wells in WA-342-P, most of these associated with the undeveloped Cornea oil and gas accumulation.

In the first three year term of the Permits, the Browse Joint Venture has committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This includes approximately 1,100 sq km of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. The data sets will be integrated and subjected to extensive interpretational effort before the acquisition and processing of a further 1900 km of new 2D seismic data to infill the existing grid of data, with lead specific coverage. Should the Browse Joint Venture so decide, it can elect to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Preliminary geological and geophysical evaluation of the Permits has commenced.

Vulcan Sub-basin, Australia Region Our wholly owned subsidiary, Gascorp, Inc (Gascorp), with other affiliated joint venturers, was granted by the Australian Government a petroleum exploration permit, AC/P33, for an initial 6-year term from June 25, 2004. Gascorp holds a 20% interest in the permit, in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (NGC) (40%) and Auralandia N.L. (Auralandia) (40%), the designated Operator. AC/P33 is within the territory of Ashmore and Cartier Islands, an Australian offshore territory.

AC/P33 is located on the eastern margin of the Vulcan Sub-basin; one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia. AC/P33 includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and suspended Oliver-1 well. AC/P33 comprises five graticular blocks, totaling approximately 400 sq km (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants plan to obtain a range of pertinent existing reports and open file seismic data, and with this data, to map, interpret and revise analyses and concepts which presently exist for the area. The joint venture has committed to the enhancement of existing seismic data around the Oliver and the Oliver NE feature, and will examine various techniques for their potential use as direct hydrocarbon indicators. The joint venture plans to acquire 80 sq km (19,760 acres) of new enhanced parameter 3D seismic survey. It is intended that the survey will be conducted over the Oliver and Oliver NE features. Should the joint venture so decide, it can elect to enter the second three years of the initial permit and drill one exploration well and perform further interpretational work. Geological and geophysical evaluation of the permit has commenced.

Through our wholly owned subsidiary, Gascorp Inc., together with its affiliated joint venturers, NGC and Auralandia, application has been made to the Australian authorities, by way of competitive work program tender, for a petroleum exploration permit with respect to AC04-2, which is located adjacent to AC/P33. We hold a 20% interest in the application. Like AC/P33, AC04-2 is located in the Vulcan Sub-basin, within the Territory of the Ashmore and Cartier Islands, immediately to the north of AC/P33. It comprises 46 graticular blocks, totaling approximately 3410 sq km (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications. We have not been advised whether our application has been successful.

Bonaparte Gulf, Australia Region In September 2004, we entered into a preliminary, non binding agreement to acquire all of the outstanding shares of Nations Natural Gas Pty Ltd (Nations), with the exception of 100,000 shares held by Alpha Oil & Gas Pty Ltd (Alpha), which is intended to become a subsidiary of the Company. The acquisition of Nations is being made to cost-effectively acquire a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64, and NT/P65 (“Permits”). The shareholders of Nations shall, upon conclusion of formal documentation and satisfaction of all conditions, be entitled to receive 2,100,001 shares of common stock of AOGC as consideration for Nations.

The Permits of the National Gas Consortium are located in the Australian eastern Timor Sea region of the Bonaparte Basin, offshore Northern Territory, and cover a total area of approximately 14,875 sq km. The Timor Sea covers an area of over a million square kilometers, underlain by sedimentary basins with potential for new hydrocarbon discoveries. The region has a long history of oil and gas discovery. There have been numerous oil and wet gas discoveries in the northern Bonaparte Basin, which hosts the Laminaria, Corallina and Bayu-Undan fields, and the giant gas fields of Greater Sunrise and Evans Shoal.

The Bonaparte Gulf is a major emerging gas and oil province, with a developing emphasis in gas processing for the export market. Discoveries made over the past few years are expected to lead to the area providing substantial gas production and revenue, through value-added gas projects covering a wide spectrum of gas to liquids processes and technologies.

In the first three year term of the Permits, the National Gas Consortium has committed to reprocess 750 km of 2D seismic data and shoot 500 km of new 2D seismic survey within each permit. Preliminary geological and geophysical evaluation of the Permits has commenced.

We have also made application by way of competitive work tender, 100% on our own behalf, for a petroleum exploration permit in the gazetted area NT04-3, in the Bonaparte Basin, offshore Northern Territory, Australia. The geological concept for a significant oil and gas play within NT04-3 was brought to the Company on a confidential basis by independent consultants. The Company agreed to initiate an application for the acreage and has agreed to grant an overriding royalty in respect of any hydrocarbons that might ultimately be produced from NT04-3, should the Company’s application be successful. There have been no wells drilled in NT04-3., but a course grid 2D seismic is available. The permit area comprises 95 blocks, totaling approximately 7,370 sq km (1,821,200 acres). We have not been advised whether our application has been successful.

Permitting   It should be noted that, provided all exploration commitments are met, Australian offshore petroleum exploration permits may be renewed for two further 5-year terms, upon relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished. Permits therefore, have a potential 16-year life, subject to these requirements and to the fulfillment of exploration commitments.

Management   The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company’s operations and to identify and acquire interests in oil and gas prospects. The Company has entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company’s cash resources are limited, the board has agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, during the fourth quarter of 2005, the Company will issue 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005 (the financial statements for the quarter have accrued $59,500 representing a pro-rata amount of this compensation). A further 2,000,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2006 to December 31, 2006 and a further 1,500,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2007 to December 31, 2007.

Funding   As a development stage enterprise, the Company has and continues to rely on capital infusions through the advances of Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will draw down further advances to enable it to meet its administrative costs and expenditure requirements in developing its portfolio of oil and gas interests. Effective from April 4, 2005, in return for past advances totaling $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd has approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at June 30, 2005, an amount of $15,000 had been drawn down pursuant to the Line of Credit. When the Company requires further significant funds for its exploration programs, then it is the Company’s intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company’s programs. When additional funds for exploration are required, it is the Company’s plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or an issue of stock to eligible parties. Should these methods considered not to be viable, or in the best interests of stockholders, then it would be the Company’s intention to meet its obligations by either partial sale of the Company’s interests or farm out, the latter course of action being part of the Company’s overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

Item 3.  Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive, to allow timely decisions regarding required disclosure.

Part 11. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

List of Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

During the quarter ended June 30, 2005, no reports on Form 8K were filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN OIL & GAS CORPORATION By: /s/ E. Geoffrey Albers E. Geoffrey Albers, Chief Executive Officer and Chief Financial Officer

August 12, 2005