Form 10QSB
period 2005-09-30
AUSTRALIAN OIL & GAS CORP
filed 2005-11-02
CIK 1080634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

27,300,550 shares of common stock, $0.001 par value, as of September 30, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

INDEX

AUSTRALIAN OIL & GAS CORPORATION

For the Quarterly Period Ended: SEPTEMBER 30, 2005

Part 1. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as at September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004(Unaudited) and for the nine months ended September 30, 2005 (Unaudited) and the equivalent comparative period for 2004 and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2005 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2005 (Unaudited)

Notes to Financial Statements (Unaudited)

        Item 2. Management’s Discussion and Analysis or Plan of Operation

        Item 3. Controls and Procedures

Part 11. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K

        Signatures

Item 1. Financial Statements (Unaudited)

Australian Oil & Gas Corporation
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
September 30, 2005(Unaudited) and December 31, 2004 (Audited)

	As at 9/30/05 (Unaudited)	As at 12/31/04 (Audited)
ASSETS

(Dollar amounts in thousands)

Current assets:
Cash and cash equivalents	7	2

Total Current Assets	7	2

Fixed assets:
Capitalized exploration expenditure	3	—
Advances to director-related entities	1	—

Total Fixed Assets	4	—

Total Assets	11	2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	290	12

Total Current Liabilities	290	12

Non-current liabilities:
Advances from director-related entities	11	199
Convertible Notes	244	—

Total Non-current Liabilities (Note 3)	255	199

Total Liabilities	545	211

Stockholders' Equity (Deficit)
Common stock, $0.001 par value;75,000,000 shares
authorized 27,300,550 shares issued and outstanding	20	20
Capital in excess of par value	55	55
Deficit accumulated during the development stage	(609)	(284)

Total Stockholders' Equity (Deficit)	(534)	(209)

Total Liabilities and Stockholders' Equity (Deficit)	11	2

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2005 (Unaudited) and the equivalent comparative period for 2004, for the nine months ended September 30, 2005 (Unaudited) and the equivalent comparative period for 2004 and for the Cumulative period from August 6, 2003 (Date of Inception) to September 30, 2005 (Unaudited)

(Dollar amounts in thousands -except per share data)

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005		For the nine months ended September 30, 2004	Cumulative period from Aug. 6, 2003 (Date of Inception) to September 30, 2005
Revenues:	Nil	Nil	Nil		Nil	Nil
Costs and Expenses:
General and administrative	183	5	324		74	470
Merger and reorganisation	—	—	—		—	139

	183	5	324		74	609

Net Loss	(183)	(5)	(324	)#	(74)	(609)
Basic loss per share	$(0.01)	$(* )	$(0.01)		$(* )	$(0.02)

Number of Common Shares used in
calculation	27,300,550	27,300,550	27,300,550		27,300,550	27,300,550

*   Less than $.01 per share

# Net Loss per this statement (324)

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2005 (Unaudited) and the equivalent comparative period, 2004 and for the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2005 (Unaudited)

(Dollar amounts in thousands - except per share data)

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004	Cumulative period from August 6, 2003 (Date of Inception) to September 30, 2005
Cash flows from operating activities:
Net loss	(324)	(74)	(609)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in assets and liabilities:
Increase in accounts payable	278	75	290

Total adjustments	278	75	290

Net cash provided by (used in) operating activities	(46)	1	(319)

Cash flows from investing activities:
Exploration tenement expenditure	(3)	—	(3)
Advances to director-related entities	(1)	—	(1)

Net cash provided by (used in) investing activities	(4)	—	(4)

Cash flows from financing activities:
Proceeds from advances from director-related entities	55	—	255
Proceeds from the sale of common stock - net	—	—	75

Net cash provided by financing activities	55	—	330

Increase (decrease) in cash	5	1	7
Cash and cash equivalents at beginning of period	2	2	—

Cash and cash equivalents at end of period	7	3	7

Supplemental disclosure of non-cash financing activities

Great Missenden Holdings Pty Ltd charged:-
Administration Fees (Note 2)	11	71	94
Interest	15	7	25

Supplemental disclosures for Cash Flow Information

Interest Paid	—	—	—
Income taxes Paid	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Note 2: Related Party Transactions

Mr.     E Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at September 30, 2005, an amount of $32,000 had been drawn down pursuant to the $100,000 Line of Credit. A total charge of $5,983 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the quarter. For the quarter ended September 30, 2005, Setright Oil & Gas Pty Ltd charged the Company $5,110 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is to be remunerated separately. At September 30, 2005 an aggregate amount of $15,320 was recorded as a liability to Setright Oil & Gas Pty Ltd.

The Company has the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

With regard to the interest in the Vulcan Joint Venture, consisting of exploration permit AC/P33 and exploration permit AC/P35, Mr. E. Geoffrey Albers is a director and shareholder in the co-owners; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

With regard to the intended interest in the Browse Joint Venture, Mr. E. Geoffrey Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd, Hawkestone Oil Pty Ltd, Alpha Oil & Natural Gas Pty Ltd and he is a shareholder in Goldsborough N.L., which is the parent of Goldsborough Energy Pty Ltd. All of these companies are the holders of the Browse Joint Venture.

With regard to the intended interest in the National Gas Consortium, Mr. E. Geoffrey Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd. Mr D. B. Hill is a director of National Oil & Gas Pty Ltd. All of these companies are participants in the National Gas Consortium.

Note 3: Non-Current Liabilities

At September 30, 2005 the Company recorded a liability to Setright Oil & Gas Pty Ltd of $15,320 as set out in Note 2 Related Party Transaction.

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

Browse Basin, Australia Region     In June 2004, we entered into a preliminary, non binding agreement to effectively acquire a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P (“Permits”). Upon conclusion of formal documentation and satisfaction of all conditions, the Company shall issue 2,000,002 shares of common stock of AOGC as consideration.

        The Permits of the Browse Joint Venture are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 11,080 km2 (2,726,760 acres).

        The Browse Basin region, off the coast of Western Australia, has a 40-year history of exploration. It is an established petroleum sub-province and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef No.1. The first discovery at Scott Reef-1 was followed, over the years, by major discoveries at Brewster, Brecknock, and Brecknock South, all to the west of the Permits. In a later phase of exploration, small oil occurrences were discovered at Gwydion and Cornea. The latest major discoveries in the Browse Basin have been made at Dinichthys, Titanichthys and Gorganichthys (the Ichthys Gas/Condensate Fields), all to the west of the Permits. The latter, a giant 556.02 MMBL condensate and 10.7 TCF gas field is approximately 50 km to the west of the Permits. The Permits lie up-dip of these major central Browse Basin gas, and gas/condensate discoveries. For the most part they lie on trend with the Crux Field and with basin margin oil accumulations at Gwydion and Cornea. The permits are presently lightly explored. There has been one well drilled on the boundary of WA-332-P (Prudhoe-1), one well drilled in WA-333-P (Rob Roy-1), two wells, Heywood-1 and Buccaneer-1, drilled in WA-341-P, and a total of fourteen wells in WA-342-P, most of these associated with the undeveloped Cornea oil and gas accumulation. All of these wells were plugged and abandoned.

In the first three year term of the Permits, the Browse Joint Venture has committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This includes approximately 1,100 km2 of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. The data sets will be integrated and subjected to extensive interpretational effort before the acquisition and processing of a further 1900 km of new 2D seismic data to infill the existing grid of data, with lead specific coverage. Approximately 1400 km of 2D seismic has recently been shot to date. Should the Browse Joint Venture so decide, it can elect to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Preliminary geological and geophysical evaluation of the Permits has commenced.

Vulcan Sub-basin, Australia Region     Our wholly owned subsidiary, Gascorp, Inc (Gascorp), with other affiliated joint venturers, was granted by the Australian Government a petroleum exploration permit, AC/P33, for an initial 6-year term from June 25, 2004. Gascorp holds a 20% interest in the permit, in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (NGC) (40%) and Auralandia N.L. (Auralandia) (40%), the designated Operator. AC/P33 is within the territory of Ashmore and Cartier Islands, an Australian offshore territory. On October 18, 2005, the Designated Authority in relation to the offshore area adjacent to the Territory of Ashmore and Cartier Islands (an Australian Territory), granted our wholly owned subsidiary, Gascorp Inc., together with its affiliated joint venturers, NGC and Auralandia, petroleum exploration permit AC/P35 (formerly known as AC04-2) which is located adjacent to AC/P33. We hold a 20% interest in the permit.

AC/P33 and AC/P35 are located on the eastern margin of the Vulcan Sub-basin; one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia. AC/P33 includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and suspended Oliver-1 well. AC/P33 comprises five graticular blocks, totaling approximately 400 km2 (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants plan to obtain a range of pertinent existing reports and open file seismic data, and with this data, to map, interpret and revise analyses and concepts which presently exist for the area. The joint venture has committed to the enhancement of existing seismic data around the Oliver and the Oliver NE feature, and will examine various techniques for their potential use as direct hydrocarbon indicators. The joint venture plans to acquire 80 km2 (19,760 acres) of new enhanced parameter 3D seismic survey. It is intended that the survey will be conducted over the Oliver and Oliver NE features. Should the joint venture so decide, it can elect to enter the second three years of the initial permit and drill one exploration well and perform further interpretational work. Geological and geophysical evaluation of the permit has commenced.

        AC/P35 is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totaling approximately 3410 km2 (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. In the first three years of the initial 6-year term of the AC/P35 permit, we plan to obtain a range of pertinent existing reports and open file seismic data. In the third year, we presently plan to shoot 250 km2 of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work.

Bonaparte Gulf, Australia Region     In September 2004, we entered into a preliminary, non binding agreement to acquire a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64, and NT/P65 (“Permits”). Upon conclusion of formal documentation and satisfaction of all conditions, the Company shall issue 2,100,001 shares of common stock of AOGC as consideration.

        The Permits of the National Gas Consortium are located in the Australian eastern Timor Sea region of the Bonaparte Basin, offshore Northern Territory, and cover a total area of approximately 14,875 km2. The Timor Sea covers an area of over a million km2, underlain by sedimentary basins with potential for new hydrocarbon discoveries. The region has a long history of oil and gas discovery. There have been numerous oil and wet gas discoveries in the northern Bonaparte Basin, which hosts the Laminaria, Corallina and Bayu-Undan fields, and the giant gas fields of Greater Sunrise and Evans Shoal.

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

        On October 13, 2005, we were informed by the Designated Authority in relation to the offshore area adjacent to the Northern Territory of Australia of the grant of petroleum exploration permit NT/P70 (formerly known as release area NT04-3) for an initial 6-year term, effective from October 10, 2005. The Company holds a 100% interest in the permit.

        NT/P70 covers an area of 7370 km2 (1,821,200 acres) and is located in the eastern Timor Sea, about 300 km north of Darwin, and 250 km northeast of the proposed Darwin to Bayu-Undan gas pipeline. The Greater Sunrise and Evans Shoal gas accumulations are located to the west and south of the permit area.

        The permit has been designated as a “frontier area” by the Australian Government attracting an exploration incentive which allows immediate uplift to 150% tax deductibility on Australian Petroleum Resource Rent Tax (“PRRT”).

        In the first three years of the initial 6-year term of the NT/P70 permit, we plan to obtain a range of pertinent existing reports and open file seismic data and, with this data, to map, interpret and revise analyses and concepts which presently exist for the area. In the third year, we presently plan to shoot 300 km2 of 3D seismic survey, and a 700 line km 2D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work.

        The geological concept for a significant oil and gas play within NT/P70 was brought to the Company on a confidential basis by independent consultants. The Company has agreed to grant an overriding royalty in respect of any hydrocarbons that might ultimately be produced from NT/P70. There have been no wells drilled in the permit, but a course grid of 2D seismic is available.

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

Management     The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company’s operations and to identify and acquire interests in oil and gas prospects. The Company has entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company’s cash resources are limited, the board has agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, during the fourth quarter of 2005, the Company will issue 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005 (the financial statements for the quarter have accrued $168,750 representing a pro-rata amount of this compensation). A further 2,000,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2006 to December 31, 2006 and a further 1,500,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2007 to December 31, 2007.

Funding     As a development stage enterprise, the Company has and continues to rely on capital infusions through the advances of Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will draw down further advances to enable it to meet its administrative costs and expenditure requirements in developing its portfolio of oil and gas interests. Effective from April 4, 2005, in return for past advances totaling $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd has approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at September 30, 2005, an amount of $32,000 had been drawn down pursuant to the Line of Credit. When the Company requires further significant funds for its exploration programs, then it is the Company’s intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company’s programs. When additional funds for exploration are required, it is the Company’s plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or an issue of stock to eligible parties. Should these methods considered not to be viable, or in the best interests of stockholders, then it would be the Company’s intention to meet its obligations by either partial sale of the Company’s interests or farm out, the latter course of action being part of the Company’s overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

Item 3.   Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

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

Reports on Form 8-K

        During the quarter ended September 30, 2005, no reports on Form 8K were filed. On October 14, 2005, the Company filed a Report on Form 8K relating to the granting of Exploration Permit NT/P70, formerly known as NT04-3. On October 26, 2005, the Company filed a Report on Form 8K relating to the granting of Exploration Permit AC/P35, formerly known as AC04-2.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN OIL & GAS CORPORATION

By: /s/ E. Geoffrey Albers E. Geoffrey Albers, Chief Executive Officer and Chief Financial Officer

November 1st, 2005