Form 10KSB
period 2005-12-31
AUSTRALIAN OIL & GAS CORP
filed 2006-03-16
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-26721

AUSTRALIAN OIL & GAS CORPORATION
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1379164 (I.R.S. Employer Identification No.)

2480 North Tolemac Way, Prescott, Arizona (Address of principal executive offices)	86305 (Zip Code)

Issuer's telephone number (928) 778 1450	Website: www.ausoil.com

Securities registered under Section 12(b) of the Exchange Act:      None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class common stock - $0.001 par value	Name of each exchange on which registered OTCBB

Check whether the issuer is not required to file pursuant to section 13 or 15(d) of the Exchange Act.  [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.   Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

State issuer’s revenues for its most recent fiscal year. $0

As of December 31, 2005, the market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,112,042.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [X]   No [   ]

At December 31, 2005, 29,800,528 shares of common stock were outstanding.

TABLE OF CONTENTS

Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Item 7. Item 8. Item 8A. Item 8B. Item 9. Item 10. Item 11. Item 12. Item 13. Item 14	PART I
Description of Business
            General
            Description of Business
            Oil and Gas Acreage
            Reserve Estimates
            Production
            Productive Wells and Acreage
            Underdeveloped Acreage
            Drilling Activity
            Current Activities and Plans
            Competitive Factors
            Environmental Compliance and Risk
            Employees

Description of Property
Legal Proceedings
Submission of Matters to a Vote of Security Holders

                                           PART II
Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity
Securities
Management's Discussion and Analysis or Plan of Operation
Financial Statements
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Controls and Procedures
Other Information

                                          PART III
Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
Exchange Act
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters
Certain Relationships and Related Transactions
Exhibits
Principal Accountant Fees and Services

Signatures
Financial Statements
Certifications

Forward Looking Statements

        References in this report to “the Company”, “we”, “us”, or “our” are intended to refer to Australian Oil & Gas Corporation. This annual report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act). Readers of this annual report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

        All statements, other than statements of historical facts, so included in this annual report that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding the Company’s business strategy, plans and objectives and statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet its obligations, the ability of the Company to secure the permits, licences and leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in the exploration and development of oil and gas reserves, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. These forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

        Since August 2003, Australian Oil & Gas Corporation has been seeking to develop oil and gas exploration opportunities in the offshore waters within the jurisdiction of Australia.

        We are the successor in bankruptcy to Synergy Technologies Corporation (“Synergy”) which filed a petition for relief under Chapter 11 (“Chapter 11 Filing”) of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on November 13, 2002. During March 2003, Synergy sold substantially all of its assets to World Energy Systems Corporation. On July 30, 2003, the Bankruptcy Court confirmed Synergy’s Plan of Reorganization, as accepted by the corporation’s creditors and equity interest holders in accordance with the provisions of the Bankruptcy Code. The Company incorporated in Delaware on August 6th, 2003. The Plan became effective on August 11, 2003 (the “Effective Date”).

        Upon the confirmation of the Plan, we adopted a Fresh Start Accounting method.

        A complete description of the Plan is set forth in our quarterly report on Form 10-QSB for the period ended September 30, 2003.

        We commenced business operations as a developer of oil and gas opportunities on August 11, 2003. Since that date we have been engaged primarily in the assessment and investigation of petroleum natural resource properties. The Company has no proven petroleum reserves and has had no revenues since its inception.

Description of Business

        The Company seeks oil and gas exploration opportunities in offshore waters within the territorial boundaries of Australia.

        To gain control of offshore exploration areas in Australia, a Petroleum Exploration Permit (“Permit”) must be granted by the Designated Authority, acting pursuant to the Petroleum (Submerged Lands) Act of the Commonwealth of Australia (“the Act”). A Permit provides rights to the holder to undertake exploration, including seismic surveys and drilling, in the defined area of a Permit. A Permit is granted for an initial six year period. Under the terms of a Permit, the exploration work program nominated for the first three years must be met. The Permit holder may withdraw from the Permit after the third permit year, or at the end of any subsequent Permit years, provided that all the exploration work obligations up to the date of withdrawal have been met.

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

        The holder of a Permit may not construct any installation in the Permit or abandon, suspend or complete any well without the written approval of the Designated Authority. A Permit requires the holder to comply with the Act, the regulations and all directions made there under and to carry out operations with adequate measures for the protection of the environment and to carry insurance as directed by the Designated Authority. A Permit incurs a modest yearly rental figure. The figure is calculated by multiplying the number of graticular blocks contained within a Permit by the figure deemed by the Designated Authority, currently approximately Australian $50 — $70 dollars.

        A Permit is granted by the Designated Authority following a competitive tender program, based on the best work program offered. The experience of the directors and the technical and financial resources of the applicant is taken into consideration before a decision is made. The Company considers that it satisfies the Designated Authority’s requirements and believes that it will be able to secure large tracts of acreage. Our President, Mr.E.G.Albers, has a track record in successfully bidding for exploration permits, and on subsequently progressing exploration and developments with major international companies.

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

        Our strategy is to acquire and control strategic areas which have potential to be farmed-out/or developed in conjunction with major industry players: it being recognised that the Company lacks the resources to fully explore and develop areas on its own behalf.

        As a development stage enterprise, the Company relies on infusions of cash through the advances of Great Missenden Holdings Pty Ltd, a family company associated with our President, Mr.E.G.Albers. When we require further funds for our programs, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in our programs. When additional funds for exploration are required, it is our plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or a further issue of stock to the public. Should these methods not be considered to be viable, or in the best interests of stockholders, then it would be our intention to meet our obligations by either partial sale of our interests or farm out, the latter courses of action being part of managements overall strategy. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

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

        In June 2004, we entered into a preliminary, non binding share purchase agreement to acquire 100% of the outstanding shares of Alpha Oil & Natural Gas Pty Ltd (Alpha), a company incorporated in Australia. The acquisition of Alpha is being made to cost-effectively acquire a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P. It is anticipated that the acquisitions of Alpha will be completed during the second quarter of 2006.

        In September 2004, we entered into a preliminary, non binding share purchase agreement to acquire all of the outstanding shares of Nations Natural Gas Pty Ltd (Nations), with the exception of 100,000 shares held by Alpha Oil & Gas Pty Ltd (Alpha). The acquisition of Nations is being made to cost-effectively acquire a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64, and NT/P65. It is anticipated that the acquisitions of Nations will be completed during the second quarter of 2006.

        On October 13, 2005, we were granted by the Designated Authority in relation to the offshore area adjacent to the Northern Territory of Australia, a petroleum exploration permit, NT/P70, for an initial 6-year term, effective from October 10, 2005. The Company holds a 100% interest in the permit.

        On October 18, 2005, the Designated Authority in relation to the offshore area adjacent to the Territory of Ashmore and Cartier Islands (an Australian Territory), granted our wholly owned subsidiary, Gascorp Inc., together with its affiliated joint venturers, NGC and Auralandia, petroleum exploration permit AC/P35. Gascorp holds a 20% interest in the permit, in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (40%) and Auralandia N.L. (40%), the designated Operator.

        See Item 2 – “Description of Properties” of this report for more information concerning our intentions with respect to oil and gas properties.

Reserve Estimates

        The Company has no oil and gas reserves at the present time.

Production

        The Company has had no oil and gas production to date.

Productive Wells and Acreage

        The Company has no productive wells or productive acreage at the present time.

Underdeveloped Acreage

        See Item 2 "Description of Properties".

Drilling Activity

        We have no immediate plans to engage in any exploratory oil or gas drilling on acreage for our own account. However, if additional financing can be obtained, we may engage in well drilling, depending upon the cost of the well drilling, the terms of any participation, future farm-out, joint venture or similar arrangements, which may be entered into.

Current Activities and Plans

        Our current activities relate solely to our intention to become an active participant in oil and gas exploration in the offshore areas of Australia, as described above. (See also Item 2 “Description of Properties”).

Competitive Factors

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

Employees

        As of December 31, 2005, we employed four persons, namely the three directors, and one other person, each on a part time basis. Additionally, we retain geologists and consultants on a contract or fee basis, as and when their services are required.

ITEM 2.    DESCRIPTION OF PROPERTY

        Our office, located at 2480 North Tolemac Way, Prescott, Arizona, has nominal square footage and, as yet, the rent for the office space has not been determined, but will not be more than a nominal amount per month. We also have the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a non-exclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd., an affiliate of the Company by virtue of common management, makes in respect to the administration of the Company.

Vulcan Joint Venture

        Our wholly owned subsidiary, Gascorp, Inc (Gascorp), with other affiliated joint venturers, was granted by the Australian Government a petroleum exploration permit, AC/P33, for an initial 6-year term from June 25, 2004. Gascorp holds a 20% interest in the permit, in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (NGC) (40%) and Auralandia N.L. (Auralandia) (40%), the designated Operator. AC/P33 is within the territory of Ashmore and Cartier Islands, an Australian offshore territory. On October 18, 2005, the Designated Authority in relation to the offshore area adjacent to the Territory of Ashmore and Cartier Islands granted Gascorp together with its affiliated joint venturers, NGC and Auralandia, petroleum exploration permit AC/P35 which is located adjacent to AC/P33. We hold a 20% interest in the permit, subject to the same joint venture arrangements.

        AC/P33 and AC/P35 are located on the eastern margin of the Vulcan Sub-basin; one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia. AC/P33 includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and suspended Oliver-1 well. AC/P33 comprises five graticular blocks, totaling approximately 400 km2 (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants plan to obtain a range of pertinent existing reports and open file seismic data, and with this data, to map, interpret and revise analyses and concepts which presently exist for the area. The joint venture has committed to the enhancement of existing seismic data around the Oliver and the Oliver NE feature, and will examine various techniques for their potential use as direct hydrocarbon indicators. The joint venture plans to acquire 80 km2 (19,760 acres) of new enhanced parameter 3D seismic survey. It is intended that the survey will be conducted over the Oliver and Oliver NE features. Should the joint venture so decide, it can elect to enter the second three years of the initial permit and drill one exploration well and perform further interpretational work. Geological and geophysical evaluation of the permit continues.

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

Browse Joint Venture

        In June 2004, we entered into a preliminary, non binding share purchase agreement to acquire 100% of the outstanding shares of Alpha Oil & Natural Gas Pty Ltd (Alpha), a company incorporated in Australia. The acquisition of Alpha is being made to cost-effectively acquire a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P (“Permits”). The foreign shareholders of Alpha shall, upon conclusion of formal documentation and satisfaction of all conditions, be entitled to receive 2,000,002 shares of common stock of AOGC as consideration for Alpha.

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

        In the first three year term of the Permits, the Browse Joint Venture has committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This includes approximately 1,100 km2 of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. The data sets will be integrated with the acquisition and processing of the recent 1400 km2 Braveheart 2D seismic survey to infill the existing grid of data, with lead specific coverage. Should the Browse Joint Venture so decide, it can elect to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Geological and geophysical evaluation of the Permits is continuing.

National Gas Consortium

        In September 2004, we entered into a preliminary, non binding share purchase agreement to acquire all of the outstanding shares of Nations Natural Gas Pty Ltd (Nations), with the exception of 100,000 shares held by Alpha Oil & Gas Pty Ltd (Alpha). The acquisition of Nations is being made to cost-effectively acquire a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64, and NT/P65 (“Permits”). The foreign shareholders of Nations shall, upon conclusion of formal documentation and satisfaction of all conditions, be entitled to receive 2,100,001 shares of common stock of AOGC as consideration for Nations.

        The Permits of the National Gas Consortium are located in the Australian eastern Timor Sea region of the Bonaparte Basin, offshore Northern Territory, and cover a total area of approximately 14,875 km2. The Timor Sea covers a huge area, over a million square kilometers, underlain by sedimentary basins with potential for new hydrocarbon discoveries. The region has a long history of oil discovery dating back to the Jabiru-1 discovery in 1983, which alerted the (Australian) domestic and international petroleum industries to the significant oil potential of the region. Since that time there have been numerous oil and wet gas discoveries in the northern Bonaparte Basin, including the Laminaria, Corallina and Bayu-Undan fields, and the giant gas fields of Greater Sunrise and Evans Shoal.

        The Bonaparte Gulf is a major emerging oil and gas province, with a developing emphasis in gas processing for the export market. Discoveries made over the past few years are expected to lead to the area providing substantial gas production and revenue, through value-added gas projects covering a wide spectrum of gas to liquids processes and technologies.

In the first three year term of the Permits, the National Gas Consortium has committed to reprocess 750 km of 2D seismic data and shoot 500 km of new 2D seismic survey within each permit. Geological and geophysical evaluation of the Permits is continuing.

        It is anticipated that the acquisitions of Alpha and Nations will be completed during the second quarter of 2006.

NT/P70 – Bonaparte Gulf

        On October 13, 2005, we were informed by the Designated Authority in relation to the offshore area adjacent to the Northern Territory of Australia of the grant of petroleum exploration permit NT/P70 (formerly known as release area NT04-3) for an initial 6-year term, effective from October 10, 2005. The Company holds a 100% interest in the permit.

        NT/P70 covers an area of 7370 km2 (1,821,200 acres) and is located in the eastern Timor Sea, about 300 km north of Darwin, and 250 km northeast of the proposed Darwin to Bayu-Undan gas pipeline. The Greater Sunrise, Lynedoch and Evans Shoal gas accumulations are located to the west of the permit area.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

        Our common stock trades on the OTC Bulletin Board under the trading symbol “AOGC.” The prices set forth below reflect the quarterly high and low bid prices for shares of common stock since the Company’s stock commenced trading. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Period	High Sale or Bid	Low Sale or Bid

4th Quarter 2003 1st Quarter 2004 2nd Quarter 2004 3rd Quarter 2004 4th Quarter 2004 1st Quarter 2005 2nd Quarter 2005 3rd Quarter 2005 4th Quarter 2005	$0.25 $0.17 $0.10 $0.08 $0.06 $0.20 $0.11 $0.18 $0.20	$0.01 $0.09 $0.05 $0.04 $0.05 $0.05 $0.07 $0.09 $0.08

        As at December 31, 2005, there were 4 market makers in our common stock.

        As at December 31, 2005, there were approximately 212 holders of record of our common stock.

        The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. There can be no assurance that we will ever pay cash dividends.

Recent Sales of Unregistered Securities

        On the 22nd of December, 2005, the Company issued 2,500,000 shares of common stock. The shares were issued to Mr.E.G.Albers as compensation for his services during the year, and were issued pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Share Repurchase Program

        The Company does not maintain any stock repurchase program involving purchases of the Company’s common stock by or on behalf of the Company that would require disclosure under Item 703 of the Regulation S-B.

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

We will require additional capital in the future, which may not be available or may only be available on unfavorable terms.

        Our future capital requirements depend on many factors, including the amount of property under development and our profitability. To the extent that the funds generated by future operations are insufficient to fund operating and capital requirements, we will need to raise additional funds through financings or curtail our growth and reduce our exploration activities. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

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

        Oil and natural gas exploration activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas reserves. Our decisions to develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Reserve estimates depend on many assumptions that may turn out to be inaccurate. Our cost of drilling, completing and operating wells will be uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;
•	pressure or irregularities in geological formations;
•	equipment failures or accidents;
•	adverse weather conditions;
•	reductions in oil and natural gas prices;
•	title problems; and
•	limitations in the market for oil and natural gas.

We may incur substantial losses and be subject to substantial liability claims as a result of any future oil and natural gas operations.

        We are not insured against risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. When we commence these activities, our oil and natural gas exploration activities will be subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
•	abnormally pressured formations;
•	mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;
•	fires and explosions;
•	personal injuries and death; and
•	natural disasters.

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

        Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our future oil and natural gas production will depend on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production (when and if we have production) will depend in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut-in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity. If that were to occur, then we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

        Exploration, production and sale of oil and natural gas are subject to extensive Australian and international laws and regulations. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•	discharge permits for drilling operations;
•	drilling bonds;
•	the spacing of wells;
•	unitization and pooling of properties; and
•	taxation.

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

        Our oil and natural gas operations will be subject to stringent Australian and international laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities, and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position, or financial condition as well. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release of such materials or if our operations were standard in the industry at the time they were performed.

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

        We are controlled by a small number of principal stockholders who may cause events to occur that are not in the interests of the Company’s stockholders with smaller holdings. Our President, Mr.E.G.Albers, and entities controlled by him, own approximately 53% of the outstanding common stock. Accordingly, Mr. Albers has effective control over the election of the Company’s directors and significant influence over our management, operations and affairs, including the ability to prevent or cause a change in control of the Company.

Anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by third parties that may ultimately be in the financial interests of the company’s stockholders.

        Our certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of the Company’s shares that could result from actual or rumored takeover attempts, preventing changes in its management or limiting the price that investors may be willing to pay for shares of Common Stock. These provisions, among other things, authorize the board of directors to designate the terms of and to issue new series of preferred stock, to limit the personal liability of directors, and to require the Company to indemnify directors and officers to the fullest extent permitted by applicable law and to impose restrictions on business combinations with some interested parties.

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

        Our Common Stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

Management’s Discussion and Analysis or Plan of Operation

        General

        Australian Oil & Gas Corporation is an independent energy company focused on exploration and development of oil and natural gas reserves. Our core business is directed at the acquisition of interests in oil and gas prospects in the off-shore areas in Australia’s territorial waters. Since August 2003, when current management began operating the company, we have not conducted any substantive business operations. Management has been seeking to identify opportunities in oil and gas exploration in Australia, but has not yet concluded its investigation or made any decision as to the company’s future operations other than as disclosed elsewhere herein. Accordingly, we have no results of operations to report.

        We rely on the considerable experience in the oil and gas industry of our President, Mr.E.G.Albers and our consultants, to identify and conduct initial analyses of properties in which we may acquire an interest. We devote essentially all of our resources to the identification of large — tract oil and gas properties and seek to keep our overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven technologies to evaluate prospects before acquiring a working interest. Generally, we expect to invest in projects at different levels of participation, principally as a minority owner, so that daily operating responsibility will rest with experienced, high quality partners and contractors.

        To date, we have, together with certain other affiliated joint venturers, been awarded by the Australian authorities, petroleum exploration permits with respect to ACP/33 and ACP/35 and NT/P70. We hold a 20% interest in permits ACP/33 and ACP/35. We hold a 100% interest in NT/P70. We have also entered into non-binding preliminary share purchase agreements to acquire Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd. Alpha holds a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P. Nations holds a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64 and NT/P65. As of the date of this report, we have not finalized these acquisitions. It is anticipated that these transactions will be completed by the end of second quarter of 2006.

Liquidity and Capital Resources

        The following table reflects our working capital position at December 2005:

Current assets	$10,000
Current liabilities	$122,000
Working capital deficit	($112,000)
Current ratio	—

        The Company relies on infusions of cash through the advances of Great Missenden Holdings Pty Ltd, a family company associated with our President, Mr.E.G.Albers. When we require further funds, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in our programs. When additional funds for exploration are required, it is our plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or a further issue of stock to the public. Should these methods not be considered to be viable, or in the best interests of stockholders, then it would be our intention to meet our obligations by either partial sale of our interests or farm out, the latter courses of action being part of managements overall strategy. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

        Our cash requirements for the next 12 months to support the operations, will be approximately $330,000. This figure includes office administration of $80,000, and payments of approximately $250,000 for ACP/33 and ACP/35, the Permits of the Browse Joint Venture and of the National Gas Consortium and NT/P70. Management believes it is reasonably likely that it will be able to generate cash to support its operations during the next twelve months through advances from Great Missenden Holdings Pty Ltd (“GMH”) or through the sale of additional shares of our common stock, or the sale of permit interests.

        As the Company’s capital resources are limited, the board plans to remunerate Mr.E.G.Albers by the issue of common stock in lieu of cash payments. Specifically, during the fourth quarter 2005, the Company issued 2,500,000 shares of common stock to Mr.E.G.Albers for his services in relation for the period January 1, 2005, to December 31, 2005. A further 2,000,000 shares of common stock are to be issued to him for his services between January 1, 2006, and December 31, 2006 and a further 1,500,000 shares of common stock are to be issued for his services for the period from January 1, 2007 to 31 December, 2007.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

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

Undeveloped oil and gas properties:

        We will utilize the “successful efforts” method of accounting for undeveloped mineral interests and oil and gas properties. Capitalized costs are to be charged to operations at the time the Company determined that no economic reserves existed. Costs of carrying and retaining undeveloped properties are to be charged to expense when incurred. Proceeds from the sale of undeveloped properties are to be treated as a recovery of cost. Proceeds in excess of the capitalized cost realized in the sale of any such properties, if any, are to be recognized as gain to the extent of the excess.

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

ITEM 7.    FINANCIAL STATEMENTS

        Our financial statements for the fiscal year ending December 31, 2005 are attached hereto beginning on page F1.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 8A    CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 8B    OTHER INFORMATION

Not applicable

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Set forth below are the names of each of the officers of the Registrant and the position held:

Name Ernest Geoffrey Albers William Ray Hill Mark Anthony Muzzin	Age 61 55 43	Position President, Treasurer and Director Director, Vice President Director, Vice President

        Ernest Geoffrey Albers has been our President and Treasurer and a director since August 2003. Mr. Albers is a company director with over 30 years experience as a lawyer and administrator in corporate law, petroleum exploration and resource sector investment. During this period Mr. Albers has sponsored the formation of companies that have made the original Maari (Moki) oilfield discovery in New Zealand, the Yolla Gas/Condensate discovery in Bass Strait, the Evans Shoal gasfield discovery/appraisal in the Timor Sea and the SE Gobe oilfield development in Papua New Guinea. Mr Albers is Chairman of Rocky Mountain Minerals, Inc., and Octanex NL. He is a director of Bass Strait Oil Company Ltd and various other private and public companies. He is a member of the Petroleum Exploration Society of Australia and a member of the APPEA Exploration Committee and a Fellow of the Institute of Directors in Australia.

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

        Mark A. Muzzin was appointed a director of the Company on November 16, 2005. Mr Muzzin has had over 19 years of commercial experience and holds a B.A. degree from Latrobe University, Melbourne, Australia. His career commenced in the mid eighties for a London stock broking firm and has consulted for two of the major banks in Australia in the share custodian area. He has been involved in many capital raising activities for resource companies in Australia and is a consultant for various oil and gas companies. He is a director in a number of Australian public and private companies. He is Managing Director of Goldsborough Limited and is a member of the Petroleum Exploration Society of Australia.

Audit Committee Matters

        The Company does not currently maintain separate standing committees, including an Audit Committee, of the Board of Directors, because of the small size of the Board and of the Company. As a result, the entire Board of Directors acts as an Audit Committee for the purpose of overseeing the Company’s accounting and financial reporting processes, and the audits of the financial statements by our independent registered public accounting firm.

        Prior to his resignation from the Board of Directors in November 2005, David B. Hill qualified as an “audit committee financial expert” under Item 401(e) of Regulation S-K because of his experience and credentials as a certified public accountant. However, since Mr. Hill’s resignation from the Board, we do not have an audit committee financial expert serving on our Board of Directors because no current member of the Board has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 401 of Regulation S-B and because we are a start up oil and gas exploration company with no revenues to date. However, in the future the current members of the Board intend to consider such qualifications in making future nominations of persons to join our Board of Directors.

Code of Ethics

        Because we are a start up oil and gas exploration company with no revenues to date, we have not yet adopted a Code of Ethics as defined in Item 406 of Regulation S-K. The Board of Directors intends, however, to adopt a code of ethics for its principal executive, financial and accounting officers on or before December 31, 2006 and will file the code of ethics as an exhibit to the Company next annual report on Form 10-KSB.

Section 16(A) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us.

        Based solely upon a review of Forms 3 and 4 furnished to the Company, the Company is not aware of any director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, except that Mr.E.G.Albers failed to timely file a Form 4 for his December 22, 2005 acquisition of shares from the Company.

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth certain information concerning the annual and long-term compensation of the person serving as our chief executive officer since his appointment in August 2003. No other executive officers received annual compensation in excess of $100,000 during that time.

Name and Principal Position	Year	Salary	Other Annual Compensation	Securities/ Underlying Options	All Other Compensation

E. Geoffrey Albers,	2005	-0-	-0-	-0-	* $250,000
Chief Executive Officer

* Represents the value of the 2,500,000 shares issued on the 22nd of December, 2005, @ 10 cents per share, to Mr.E.G.Albers, for compensation described herein. The shares were issued pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933. (See Exhibit 10.3).

Option Grants in the Last Fiscal Year

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of December 31, 2005, certain information with respect to the beneficial ownership of shares of common stock by (i) officer of our company, (ii) each director of our company, (iii) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares (1)	Percent of Class (2)

Ernest Geoffrey Albers (3)	15,800,000	53.0

William Ray Hill	100,000	0.36

Mark Anthony Muzzin	Nil	0.00

All officers and directors as a	15,900,000	53.36%
group (3 persons)

(1)	The number of shares and the percentage of the class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity.

(2)	Percentages are based upon the total 29,800,528 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

(3)	Includes shares of common stock registered in the names of Mr. Albers’ family members and affiliates.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Set forth below is information regarding transactions between executive officers, directors and significant shareholders of the Company during the most recent fiscal year and for the prior fiscal year.

        Some of our directors and officers are engaged in various aspects of oil and gas exploration and development for their own account and through other entities in which they are directors and or shareholders. Furthermore, as described in this Item 12, certain of our directors and officers are involved in transactions with the Company. We have no policy prohibiting, nor does our Certificate of Incorporation prohibit, transactions between the Company and our officers and directors. We may enter into cost-sharing arrangements with respect to the drilling of its oil and gas properties. Directors and officers may participate, from time to time, in these arrangements and such transactions may be on a non-promoted basis (actual costs), although they have participated mainly on a promoted basis, but must be approved by a majority of the disinterested directors of the Board of Directors.

    Mr. Albers, the President and a director, and Mr. Mark A Muzzin, a director, each have interests in certain of the oil and gas properties under option to the Company. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties.

    Mr. E Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at December 31, 2005, an amount of $38,000 had been drawn down pursuant to the $100,000 Line of Credit, which were converted into these Series II Convertible Notes. A total charge of $6,165 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the quarter. For the quarter ended December 31, 2005, Setright Oil & Gas Pty Ltd charged the Company $5,525 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is to be remunerated separately. At December 31, 2005, an aggregate amount of $20,845 was recorded as a liability to Setright Oil & Gas Pty Ltd.

        We also have the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

        With regard to exploration permits ACP/33 and ACP/35, Mr. Albers is a director and shareholder in the joint venture participants; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

        With regard to the non-binding agreement to acquire an interest in the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd and Hawkestone Oil Pty Ltd. He is a major shareholder in Alpha Oil & Natural Gas Pty Ltd and Goldsborough Energy Pty Ltd., a subsidiary of Goldsborough Limited. All of these companies are the holders of the Browse Joint Venture.

    Mr. Mark A Muzzin is a director of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough Limited.

        With regard to the non-binding agreement to acquire an interest in the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

PART IV

ITEM 13.     EXHIBITS

EXHIBIT LIST

December 31, 2005

Exhibits required by Item 601 of Regulation S-B.

3.1	Certificate of Incorporation of the Company, dated August 6, 2003.

3.2	By-laws of the Company.

10.1	Agreement to acquire Nations Natural Gas Pty Ltd

10.2	Agreement to acquire Alpha Oil & Gas Pty Ltd

10.3	Deed of appointment for E.G. Albers

10.4	Services agreement with Setright Oil & Gas Pty Ltd

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)   Audit Fees

        Our principal accountant, Demetrius & Company L.L.C., billed us aggregate fees in the amounts of approximately $12,100 and $12,000 respectively for the fiscal years ended 2005 and 2004. These amounts were billed for professional services that Demetrius & Company, L.L.C. provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)   Audit – Related Fees

        There were no fees billed to us for the fiscal year ended December 31, 2005 for assurance and other services related to the performance of the audit or review of our financial statements.

(c)   Tax Fees

        There were $1,500 accrued fees for the fiscal year ended December 31, 2005 for tax compliance, tax advice, and tax planning.

(d)   All Other Fees

        There were no other fees billed to us for the fiscal year ended December 31, 2005.

(e)   Audit Committee’s Pre-Approval Practice

        Inasmuch as the Company does not have an audit committee, its board of directors performs the functions of its audit committee. Section 10A(i) of the Securities Exchange act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

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

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

Percentage of total fees paid to Demetrius & Company LLC Fiscal Year 2005

Audit fees Audit-related fees Tax fees All other fees	80% Nil 20% Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of March, 2006.

AUSTRALIAN OIL & GAS CORPORATION
By: /s/ E. Geoffrey Albers E. Geoffrey Albers, President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name /s/ E. Geoffrey Albers E. Geoffrey Albers /s/ Mark A Muzzin Mark A Muzzin /s/ W. Ray Hill W. Ray Hill	Title President, Treasurer, Chief Financial Officer and Director Director, Vice President Director, Vice President	Date March 10, 2006 March 10, 2006 March 10, 2006

FINANCIAL STATEMENTS

Table of Contents

              Audit Report

              Consolidated Balance sheet - as at December 31, 2005

              Consolidated Statement of Operations for the period ending December 31, 2005

              Consolidated Statement of Changes in Stockholders' Equity
              (Deficit) for the period ending December 31, 2005

              Consolidated Statement of Cash Flows for the period ending
              December 31, 2005

Notes to Consolidated Financial Statements

F.1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Australian Oil & Gas Corporation (A Development Stage Enterprise)

We have audited the accompanying consolidated balance sheet of Australian Oil & Gas Corporation (A Development Stage Enterprise) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2005, for the year ended December 31, 2004 and the period from inception (August 6, 2003) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Oil & Gas Corporation (A Development Stage Enterprise) as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, for the year ended December 31, 2004, and the period from inception (August 6, 2003) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses since inception and has a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Demetrius & Company, L.L.C.
Demetrius & Company, L.L.C.
Wayne, New Jersey
February 20, 2006

F.2.

Australian Oil & Gas Corporation
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET
December 31, 2005

2005 $

ASSETS
(Dollar amounts in thousands)

Current assets:

Cash and cash equivalents	10

Total current assets	10

Fixed assets:

Capitalized exploration expenditure	7
Investments in director related entities	74
Advances to director-related entities	1

Total fixed assets	82

Total Assets	92

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:

Accounts payable	21
Advances from director related entities	101

Total Current Liabilities	122

Non-Current liabilities:
Convertible Notes	250

Total Non-Current Liabilities (Note 7)	250

Total Liabilities	372

Stockholders' Equity (Deficiency) (Notes 2, 5 and 6)
Common stock, $0.001 par value;75,000,000 shares
authorized 29,800,528 shares issued and outstanding	22

Capital in excess of par value	303

Deficit accumulated during the development stage	(605)

Total Stockholders' Equity (Deficit)	(280)

Total Liabilities and Stockholders' Equity (Deficit)	92

The accompanying notes are an integral part of these consolidated financial statements.

F.3.

Australian Oil & Gas Corporation
(a development stage enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
For the twelve months ended December 31, 2005 and
for the twelve months ended December 31, 2004
for the period from inception (August 6, 2003) to December 31, 2005

(Dollar amounts in thousands)

	For the twelve months ended Dec 31, 2005 $	For the twelve months ended Dec 31, 2004 $	From inception to Dec 31, 2005 $

Revenues:	nil	nil	nil
Costs and Expenses:
Merger and reorganisation	nil	nil	139
General and administrative	71	100	216
Compensation expense	250	nil	250

	321	100	605

Net Loss	(321)	(100)	(605)

Basic and diluted loss per Common Share	$(0.01)	$(0.00)	$(0.02)

Weighted average number of Common Shares	27,369,021	27,300,528	27,328,969

The accompanying notes are an integral part of these consolidated financial statements.

F.4.

Australian Oil & Gas Corporation
(a development stage enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the period from inception (August 6, 2003) to December 31, 2005

(Dollar amounts in thousands)

	Common stock		Capital in excess of	Deficit Accumulated during development	Total Stockholders
	Shares	Amount	par value	stage	Equity
		$	$	$	$

Issuance of common stock:

To holders of unsecured claims against
Synergy Technology Corporation	3,000,000

To equity holders of Synergy Technology
Corporation	4,800,528

To the Plan Funder to fund the
Plan of Reorganization	19,500,000	20	55	—	75

Loss from operations				(184)	(184)

Balance, December 31, 2003	27,300,528	20	55	(184)	(109)

Loss from operations				(100)	(100)

Balance, December 31, 2004	27,300,528	20	55	(284)	(209)

To the Chairman as compensation	2,500,000	2	248	—	250

Loss from operations				(321)	(321)

Balance, December 31, 2005	29,800,528	22	303	(605)	(280)

The accompanying notes are an integral part of these consolidated financial statements.

F.5.

Australian Oil & Gas Corporation
(a development stage enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the twelve months ended December 31, 2005,
For the twelve months ended December 31, 2004,
Cumulative from inception (August 6, 2003) to December 31, 2005

(Dollar amounts in thousands)

	For the 12 months Ended Dec 31, 2005 $	For the 12 months Ended Dec 31, 2004 $	Cumulative from inception $

Cash flows from operating activities:

Net loss	(321)	(100)	(605)

Adjustments for non-cash items:
Compensation expense	250	—	250
	(71)	(100)	(355)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in assets and liabilities:

Increase (decrease) in accounts payable	9	(10)	21

Total adjustments	9	(10)	21

Net cash provided by (used in) operating activities	(62)	(110)	(334)

Cash flows from financing activities:

Proceeds from the sale of Common stock - net	—	—	75
Proceeds from advance from director-related entities	152	110	351

Net cash provided by financing activities	152	110	426

Cash flows from investing activities:

Exploration tenement expenditure	(7)	—	(7)
Advances to director related entities	(1)	—	(1)
Shares in director-related entities	(74)	—	(74)

Net cash used in investing activities	(82)	—	(82)

Increase (decrease) in cash	8	—	10
Cash and cash equivalents at beginning of period	2	2	—

Cash and cash equivalents at end of period	10	2	10

Supplemental disclosure of non-cash financing activities
Great Missenden Holdings Pty Ltd and Setright Oil & Gas Pty Ltd charged:-

- Administration Fees (Note 6)	21	56	97
- Interest	21	10	31

The accompanying notes are an integral part of these consolidated financial statements.

F.6.

Australian Oil & Gas Corporation
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1:   ORGANIZATION

        Australian Oil & Gas Corporation (the Company) was incorporated on August 6, 2003, and began operations on August 11, 2003 pursuant to the terms of a Plan of Reorganization (‘Plan’) of Synergy Technologies Corporation (“Synergy”) and is considered to be a crude petroleum and natural gas company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of oil and gas exploration properties.

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

        As at the effective date of the Plan, the following adjustments were made to assets, liabilities and stockholders’ equity (deficit) of Synergy to eliminate all assets and liabilities on the effective date. More particularly, cash in the aggregate of $299,692, was paid to holders of general unsecured claims in respect to $90,000 and to settle accounts payable of $209,692. Holders of general unsecured claims secured 3,000,000 shares of AOG Common stock.

        The accumulated deficit of $60,713,606 of Synergy was eliminated on the cancellation of all outstanding securities of Synergy and the issuance of 4,800,550 shares of AOG Common Stock on the basis of (1) share of AOG Common Stock for every ten (10) shares of the common stock of Synergy.

        The Company has two wholly owned subsidiaries; Gascorp,Inc. and Nations LNG, inc. both incorporated in Delaware.

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

F.7.

Basis of presentation

        The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred losses and at December 31, 2005 had minimal cash. As a development stage enterprise, the Company relies on infusions of cash through the advance of capital from Great Missenden Holdings Pty Ltd, the Plan funder and issuance of equity capital. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

        Future plans for additional funding of activities include the sale of the Company’s common stock and further loans from Great Missenden Holdings Pty Ltd.

Basis of Consolidation

        The consolidation financial statements include all majority-owned subsidiaries over which we exercise control. Investments where we exercise significant influence but do not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.

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

Undeveloped mineral interests and oil and gas properties

        The Company will utilize the “successful efforts” method of accounting for undeveloped oil and gas properties. Capitalized costs will be charged to operations at the time the Company determines that no economic reserves exist.

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

F.8.

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

        The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur. Accordingly, management has established a valuation allowance to offset the tax benefits of net operating losses for all periods presented. At December 31, 2005 the Company had net operating loss carryforwards of approximately $256,000, expiring through 2024.

NOTE 4:     BASIC LOSS PER COMMON SHARE

        Basic loss per common share is based on the weighted average number of shares of common stock outstanding 29,800,528 shares in 2005 during the period from inception to December 31, 2005.

NOTE 5:     RELATED PARTY TRANSACTION

Mr. E Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum,

F.9.

convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at December 31, 2005, an amount of $38,000 had been drawn down pursuant to the $100,000 Line of Credit, which were converted into these Series II Convertible Notes. A total charge of $21,057 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the year. For the year ended December 31, 2005, Setright Oil & Gas Pty Ltd charged the Company $20,845 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is to be remunerated separately.

        We also have the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

        With regard to exploration permits ACP/33and ACP/35, Mr. Albers is a director and shareholder in the joint venture participants; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

        With regard to the non-binding share purchase agreement to acquire an interest in the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd and Hawkestone Oil Pty Ltd. He is a major shareholder in Alpha Oil & Natural Gas Pty Ltd and Goldsborough Energy Pty Ltd., a subsidiary of Goldsborough Limited. All of these companies are the holders of the Browse Joint Venture.

    Mr. Mark A. Muzzin is a director of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough Limited.

        With regard to the non-binding share purchase agreement to acquire an interest in the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

NOTE 6:     NON CURRENT LIABILITIES

        At December 31, 2005, the Company recorded a liability to Great Missenden Holdings Pty Ltd and to Setright Oil & Gas Pty Ltd of $21,507 as set out in Note 5 Related Party Transaction.

NOTE 7:     COMMON STOCK

        On the effective date of the Plan the following changes in common stock were effected:

•	the issuance of 19,500,000 shares of AOG Common Stock to the nominees of Great Missenden Holdings Pty Ltd in consideration of supplying funding for the Plan (herein referred to as the “Plan Funder”) and its agreement to contribute up to

F.10.

$150,000 in loan funds to AOG during the two-year period after the effective date of the Plan.
•	the issuance of 4,800,550 shares of AOG Common Stock on the basis of (1) share of AOG Common Stock for every ten (10) shares of common stock of Synergy;
•	the issuance of an aggregate of 3,000,000 shares of AOG Common Stock to all holders of Synergy general unsecured claims on the basis of .86299 of one share for each dollar of the amount of allowed unsecured claims.

        On December 22, 2005, 2,500,000 shares of Common stock were issued to EG Albers under the terms of his employment contract (see Exhibit 10.3).

        The Company now has 29,800,528 shares of Common Stock on Issue.

        With regard to the previously reported number Common Stock issued, our stock transfer agent has advised us that their records show a discrepancy of 22 shares of Common Stock, due to the elimination of fractions of shares upon the consolidation resulting from Synergy’s Plan of Reorganization.

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

Acquisitions of Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd

        In June 2004, we entered into a preliminary, non binding share purchase agreement to acquire 100% of the outstanding shares of Alpha Oil & Natural Gas Pty Ltd (Alpha), a company incorporated in Australia. The acquisition of Alpha is being made to cost-effectively acquire a 20% interest in the permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P.

        In September 2004, we entered into a preliminary, non binding share purchase agreement to acquire all of the outstanding shares of Nations Natural Gas Pty Ltd (Nations), with the exception of 100,000 shares held by Alpha Oil & Gas Pty Ltd (Alpha). The acquisition of Nations is being made to cost-effectively acquire a 30% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64, and NT/P65.

        It is anticipated that the acquisitions of Alpha and Nations will be completed during the second quarter of 2006.

F.11.