Form 10QSB
period 2006-03-31
AUSTRALIAN OIL & GAS CORP
filed 2006-05-22
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934

                              For the quarterly period ended: March 31, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                              For the transition period from ________ to _______ Commission file number 000-26721


                        AUSTRALIAN OIL & GAS CORPORATION
                        --------------------------------
             (Exact name of Registrant as Specified in its Charter)


           Delaware                                    84-1379164
(State or other jurisdiction of                     (IRS Employer
 incorporation of organization)                 Identification Number)

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

29,800,528 shares of common stock, $0.001 par value, as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [ x ]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

                 For the Quarterly Period Ended: March 31, 2006


                          Part 1. FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets as at March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

          Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005(Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2006 (Unaudited)

          Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2006 (Unaudited)

          Notes to Financial Statements (Unaudited)


 Item 2.  Management's Discussion and Analysis or Plan of Operation

 Item 3.  Controls and Procedures


                           Part 11. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

 Signatures

Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation

                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS
           March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

                                     ASSETS

(Dollar amounts in thousands)                                    As at 3/31/06    As at 12/31/05
                                                                  (Unaudited)        (Audited)
                                                                            $                 $
Current assets:
       Cash and cash equivalents                                            15                10
                                                                  ------------     -------------
       Total Current Assets                                                 15                10
                                                                  ------------     -------------
Fixed assets:
       Capitalized exploration expenditure                                   7                 7
       Investments in director related entities                             74                74
       Advances to director-related entities                                 1                 1
                                                                  ------------     -------------
       Total Fixed Assets                                                   82                82
                                                                  ------------     -------------
Total Assets                                                                97                92
                                                                  ============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Accounts payable                                                     89                21
       Advances from director related entities                             101               101
                                                                  ------------     -------------
       Total Current Liabilities                                           190               122
                                                                  ------------     -------------
Non-current liabilities:
       Convertible Notes                                                   256               250
                                                                  ------------     -------------
       Total Non-current Liabilities (Note 3)                              256               250
                                                                  ------------     -------------
Total Liabilities                                                          446               372
                                                                  ============     =============

Stockholders' Equity (Deficiency)

Common stock, $0.001 par value;75,000,000 shares
       Authorized 29,800,528 shares issued and outstanding                  22                 22
       Capital in excess of par value                                      303                303
       Deficit accumulated during the development stage                   (674)              (605)
                                                                  ------------     --------------
       Total Stockholders' Deficit                                        (349)              (280)
                                                                  ------------     --------------

       Total Liabilities and Stockholders' Deficit                          97                 92
                                                                  ============     ==============


  The accompanying notes are an integral part of these consolidated financial statements.



                        Australian Oil & Gas Corporation

                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three months ended March 31, 2006 (Unaudited) and the equivalent comparative period for 2005, and for the Cumulative period from August 6, 2003 (Date of Inception) to March 31, 2006
                                   (Unaudited)


(Dollar amounts in thousands -except per share data)

                                           For the three       For the three  Cumulative period
                                            months ended        months ended     from Inception
                                          March 31, 2006      March 31, 2005      to  March 31,
                                                                                           2006
                                                       $                   $                  $


Revenues:                                            Nil                 Nil                Nil

Costs and Expenses:
   General and administrative                         69                  64                285
   Merger and reorganisation                           -                   -                139
                                            ------------         -----------       ------------
   Compensation expense                                -                   -                250
                                            ------------         -----------       ------------

                                                      69                  64                674
                                            ------------         -----------       ------------

   Net Loss                                         (69)                (64)              (674)
                                            ============         ===========       ============

    Basic loss per share                    $        (*)         $       (*)       $     (0.02)
                                            ============         ===========       ============

Number  of  Common   Shares  used  in
calculation                                   29,800,528          27,300,550         29,800,528
                                            ============         ===========       ============

*Less than $.01 per share



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three months ended March 31, 2006 (Unaudited) and
               the equivalent comparative period, 2005 and for the
          cumulative period from August 6, 2003 (Date of Inception) to
                           March 31, 2006 (Unaudited)

(Dollar amounts in thousands - except per share data)
                                                          For the three      For the three   Cumulative period
                                                           months ended       months ended   from inception to
                                                         March 31, 2006     March 31, 2005      March 31, 2006
                                                                      $                  $                   $
Cash flows from operating activities:
Net loss                                                           (69)               (64)               (674)
Adjustments for non-cash items:
    Increase in convertible notes                                     6                  -                 256
                                                            -----------        -----------         -----------
                                                                   (63)               (64)               (418)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Change in assets and liabilities:
    Increase in accrued expenses and payables                        68                 54                  89
                                                            -----------        -----------         -----------
    Total adjustments                                                68                 54                  89
                                                            -----------        -----------         -----------

    Net cash provided by (used in) operating activities               5               (10)               (329)
                                                            -----------        -----------         -----------
Cash flows from investing activities:
Exploration tenement expenditure                                      -                (3)                 (7)
Advances to director-related entities                                 -                (1)                 (1)
Shares in director-related entities                                   -                (1)                (74)
                                                            -----------        -----------         -----------
Net cash used in investing activities                                 -                (4)                (82)
                                                            -----------        -----------         -----------
Cash flows from financing activities:
Proceeds from advances from director-related entities                 -                 18                 351
Proceeds from the sale of common stock - net                          -                  -                  75
                                                            -----------        -----------         -----------
Net cash provided by financing activities                             -                 18                 426
                                                            -----------        -----------         -----------

Increase in cash                                                      5                  4                  15
Cash and cash equivalents at beginning of period                     10                  2                   -
                                                            -----------        -----------         -----------
Cash and cash equivalents at end of period                           15                  6                  15
                                                            ===========        ===========         ===========
Supplemental disclosure of non-cash activities

Great Missenden Holdings Pty Ltd charged:-
Administration Fees                                                   -                  -                  97
Interest                                                              6                  4                  37
Compensation awarded to EG Albers
Issuance of Stock                                                    50                 53                 300


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Note 2:  Related Party Transactions

Mr. E Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at March 31, 2006, an amount of $44,000 had been drawn down pursuant to the $100,000 Line of Credit, which were converted into these Series II Convertible Notes. A total charge of $6,175.81 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the quarter. For the quarter ended March 31, 2006, Setright Oil & Gas Pty Ltd charged the Company $8,305 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is to be remunerated separately. At March 31, 2006 an aggregate amount of $10,210 (representing charges made prior to 31 December
2005) was recorded as a liability to Setright Oil & Gas Pty Ltd.

We also have the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

With regard to exploration permits AC/P33, AC/P35 and AC/P39, Mr. Albers is a director and shareholder in the joint venture participants; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

With regard to the various interests in the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd (Batavia) and Exoil Limited (Exoil), the parent company of Hawkestone Oil Pty Ltd (Hawkestone). He is also a major shareholder in and a director of Alpha and a shareholder of Goldsborough Limited, the parent of Goldsborough Energy Pty Ltd (Goldsborough). Mr. Mark A Muzzin, a director of AOGC, is a shareholder in Exoil and is a director of Goldsborough. Batavia, Hawkestone, Alpha and Goldsborough are collectively the holders of the Browse Joint Venture.

With regard to the interest in the National Gas Consortium, Mr. Albers, a director of AOGC, is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Nations. These companies are the members of the National Gas Consortium.


Note 3:  Non-Current Liabilities

At March 31, 2006 the Company recorded a liability to Setright Oil & Gas Pty Ltd of $10,210 as set out in Note 2 Related Party Transaction.


Note 4:  Unaudited Proforma Consolidated Statements of Income

On 12 April, 2006 Australian Oil & Gas Corporation completed its acquisition of Nations Natural Gas Pty Ltd and Alpha Oil & Natural Gas Pty Ltd, both companies are incorporated in Australia.

The unaudited proforma consolidated statements of income data for each of the quarters ended March 31, 2006 and 2005, assuming that Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd were included in our results from the beginning of 2005, are as follows:

(Dollar amounts in thousands)                 For the three       For the three
                                               months ended        months ended
                                             March 31, 2006      March 31, 2005

                                                          $                   $

Costs and Expenses
   General and administrative Expenses                   69                  64

Other Income
   Sale of interest in permit WA-341                  1,257                   -
                                              -------------       -------------

   Net Income/ (Loss)                                 1,188                (64)
                                              =============       =============

    Basic Earnings per share                           $.04                $(*)

    Basic Weighted average common shares         29,800,528          27,300,550

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

Plan of Operation

General Australian Oil & Gas Corporation is an independent energy company focused on the acquisition and exploration for oil and natural gas resources. Our core business is directed at the acquisition of interests in oil and gas properties in the offshore areas of Australia's territorial waters. We rely on the considerable experience in the oil and gas industry of our President, Mr. E. Geoffrey Albers, and our consultants, to identify and conduct initial analyses of properties in which we may acquire an interest.

Strategy     We devote essentially all of our resources to the identification of large-tract oil and gas properties in their early stages of exploration which have the potential for a high impact outcome for the Company in the event of exploration success. We plan to advance the prospectivity of these properties through the application of geological and geophysical expertise and through the provision of new 2D and 3D seismic surveys. We seek to keep our capital outlays and overheads at a minimum level. We retain selected consultants, contractors and service companies. We use proven technologies in evaluating the prospectivity of our oil and gas properties. We expect to invest in projects at different levels of participation, including 100% ownership. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas considered to have speculative near term potential for oil discovery or medium term potential for gas discovery. An important part of our strategy is to select prospective acreage which, at the seismic or drilling stage, can be farmed out and/or developed in conjunction with other industry players so as to minimize our financial outlay requirements, wherever possible, through promoted transactions. Our overall intention is to provide maximum leverage for shareholders at minimal cost, in return for the high risk activities that we undertake.

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

Browse Basin, Australia Region     In June 2004, we entered into a preliminary,
non binding agreement to acquire a 20% interest in the permits of the Browse Joint Venture, by acquiring all the shares in Alpha Oil & Natural Gas Pty Ltd (Alpha). Since the period of this report, on 12 April 2006 we completed the acquisition of Alpha. The acquisition of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P and WA-342-P. The shareholders of Alpha are entitled to receive 2,000,002 shares of common stock in AOGC and to be paid AUD$100,000. Prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P for an amount in excess of book value. The settlement funds have been received by Alpha and since 12 April 2006 have been incorporated in funds available to AOGC through its new wholly owned subsidiary, Alpha.

The remaining Permits of the Browse Joint Venture are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 9,460 km(2) (2,336,620 acres).

The Browse Basin region, off the coast of Western Australia, has a 40-year history of exploration. It is a proven major hydrocarbon province and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef-1. The Browse Basin is currently the focus for two proposals to establish new LNG export facilities; one by Woodside Energy Ltd in relation to the Scott Reef/Brecknock complex and the other by Inpex Corporation in relation to the Ichthys complex. The Browse Joint Venture permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), and a total of fourteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation. The Browse Joint Venture has recently completed the shooting of approximately 1700 line kilometers of new 2D seismic survey over these Browse Joint venture permits.

Vulcan Sub-basin, Australia Region     Our wholly owned subsidiary, Gascorp, Inc
(Gascorp) holds a 20% interest in the permits, AC/P33, AC/P35 and AC/P39 in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (NGC) (40%) and Auralandia N.L. (Auralandia) (40%), the designated Operator. The permits are within the territory of Ashmore and Cartier Islands, an Australian offshore territory. We hold a 20% interest in the permits.

AC/P33, AC/P35 and AC/P39 are located on the eastern margin of the Vulcan Sub-basin; one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia.

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

AC/P39 is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of a broad, deep and proven hydrocarbon-generative basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we plan to obtain a range of existing reports and open file seismic data. In the third year, we plan to drill one exploration well.

Central Bonaparte Gulf, Australia Region    In September 2004, we entered into a
preliminary, non binding agreement to acquire a 30% interest in the permits of the National Gas Consortium, by acquiring all the shares in Nations Natural Gas Pty Ltd (Nations). Since the period of this report, on 12 April 2006, we completed of the acquisition of Nations. The acquisition of Nations was made in order to acquire a 30% interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations are entitled to receive 2,100,001 shares of common stock in AOGC and AUD$50,000 as consideration for Nations.

The Permits of the National Gas Consortium are located in the Australian sector of the Timor Sea, offshore from the Northern Territory, and cover a total area of approximately 14,875 km(2) (3,674,125 acres) . The Timor Sea covers a huge area underlain by sedimentary basins with potential for new hydrocarbon discoveries. The region has a long history of discovery and has now become the focus for domestic and international petroleum exploration and development activities. There have been numerous oil and wet gas discoveries to the north west of the permits, including the Laminaria, Corallina and Bayu-Undan fields, and the giant gas fields of Greater Sunrise, Evans Shoal, Caldita and Lyndoch are to the north east of the permits.

The Timor Sea is a major emerging oil and gas province, with a developing emphasis in gas processing for the export market. Discoveries made over the past few years are expected to lead to the area providing substantial production and revenue, through value-added gas projects covering a wide spectrum of gas to liquids processes and technologies.

In the first three year term of the Permits, the National Gas Consortium has committed to reprocess 750 km of 2D seismic data and shoot 500 km of new 2D seismic survey within each permit. Preliminary geological and geophysical evaluation of the Permits has commenced.

Eastern Bonaparte Gulf, Australia Region      On 10 October 2005, the Australian
Government granted a petroleum exploration permit, NT/P70, for an initial 6-year term, effective from October 10, 2005. The Company holds a 100% interest in the permit.

NT/P70 covers an area of 7370 km2 (1,821,200 acres) and is located in the eastern Timor Sea, about 300 km north of Darwin, and 250 km northeast of the proposed Darwin to Bayu-Undan gas pipeline. The Greater Sunrise, Evans Shoal and Caldita gas accumulations are located to the west and southwest of the NT/P70 permit area.

NT/P70, which straddles the Calder Graben, contains a play trend which is likely to have oil potential. There have been no wells drilled within that part of the Calder Graben which is present within NT/P70.

An undrilled closure, identified as the Warawi Prospect, has been mapped on the currently available 2D seismic data on the eastern side of the Graben. A selection of 1988 BHP seismic data obtained from the Geoscience Australia data repository in Canberra confirms the prospectivity of the eastern Calder Graben margin and the presence of the Warawi Prospect. The structure appears to have ample relief and to be large enough to contain a significant hydrocarbon accumulation. Screening volumetrics suggest that the Warawi feature might contain recoverable volumes in excess of 100 million barrels of oil in the event of a successful well test.

We consider that the oil potential of the undrilled trend that is located along the eastern margin of the Calder Graben warrants further exploration effort in light of current and predicted oil prices.

Warawi Prospect

NT/P70 is covered by existing available BHP and Nexen seismic datasets. Regional interpretation shows the Calder Graben area to be clearly defined. However, on the steeply dipping eastern flank of the Graben there exists an interesting area where a change in structural fault trends occurs and where an apparently "compressional" closed structural feature, hitherto named the "Warawi Prospect", is located.

The Warawi Prospect is situated on the Lynedoch Bank Fault System in water depths of between 160m and 180m. This fault system forms a hinge line/transfer zone separating the Bonaparte Basin in the west from the Money Shoals Platform to the east. There are two major depocentres in the eastern Bonaparte Basin, the north-east/south-west oriented Malita Graben and the north-north-east/south-south-west Calder Graben. These elongate depocentres converge in the south-west area of NT/P70 where the Lynedoch Fault zone becomes the eastern bounding margin of the Calder Graben. The Warawi feature lies at this convergence, and is almost certainly a transpressional feature related to boundary adjustments between the Malita and Calder Grabens. Structural growth is evident over a prolonged period from Mid-Jurassic through the Cretaceous but has been essentially static since that time. The base Tertiary reflector shows minimal displacement across the feature.

It is of considerable significance that the Warawi structure has been in place since the late Cretaceous and has remained apparently undisturbed by faulting that has affected other areas of the Bonaparte basin. The Plover Formation, a major source for hydrocarbons within the Bonaparte Gulf region, is believed to have entered the oil generation window in the late to mid Cretaceous in the Malita Graben. While there are no well penetrations in the Calder Graben, similar timing is likely to apply there. If this is the case, then the timing of the formation of the Warawi structure would appear to be entirely favourable for the entrapment of any hydrocarbon charge.

While there are no established well data points in the Calder Graben, it is not unreasonable to assume a close similarity with the confluent Malita Graben. That being the case, the Warawi Structure presents stacked objectives, ranging from fractured reservoir in the (Aptian) Darwin Radiolarite, through possible sandstones in the underlying Echuca Shoals/Flamingo/Elang Formations to sandstones in the Plover Formation itself (Late Jurassic to Early Cretaceous).

Source rock potential is proven for the Echuca Shoals and Plover Formations, although oils sourced from the Echuca Formation have not yet been found in a commercial accumulation. These latter oils have however been sampled from overlying fractured Darwin Radiolarite and typed. It should be noted that the compressional nature of the Warawi structure strongly suggests that the Darwin Radiolarite will be extensively fractured and hence provide a valid objective, in addition to the other usual sandstone reservoirs.

The Warawi Prospect is located in a basin margin setting almost 400 metres shallower, at least, than the Lynedoch and Caldita gas discoveries to the east, and has been available for oil charge since the Late Cretaceous. Apart from being structurally shallower at the Plover level than at nearby Lynedoch and Caldita, any early entrapped hydrocarbon could be expected to preserve reservoir quality.

Gas flushing is a risk for any Plover oil accumulation, as adjacent source rocks in the Plover Formation attain higher maturity levels and are a proven source for the large gas accumulations in the region. However, given the existence of intraformational seals in the Flamingo and Elang Formations, it is likely that reservoirs in the Echuca Shoals or the Darwin Formation would be shielded from this effect and remain viable oil targets.

The Company plans to shoot a 3D seismic program over the Warawi Prospect in order to define the feature and to bring it up to "drillable" status.

The permit has been designated as a "frontier area" by the Australian Government attracting an exploration incentive which allows immediate uplift to 150% tax deductibility on Australian Petroleum Resource Rent Tax ("PRRT").

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

Management    The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company has entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board has agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, during the fourth quarter of 2005, the Company issued 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005. A further 2,000,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2006 to December 31, 2006 (the financial statements for the quarter have accrued $50,000 representing a pro-rata amount of this compensation). A further 1,500,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2007 to December 31, 2007.

Funding    As a development stage enterprise, the Company has and continues to rely on capital infusions through the advances of Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will draw down further advances to enable it to meet its administrative costs and expenditure requirements in developing its portfolio of oil and gas interests. When the Company requires further significant funds for its exploration programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company's programs. When additional funds for exploration are required, it is the Company's plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or an issue of stock to eligible parties. Should these methods considered not to be viable, or in the best interests of stockholders, then it would be the Company's intention to meet its obligations by either partial sale of the Company's interests or farm out, the latter course of action being part of the Company's overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

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




                           Part 11. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Since the period of this report, we have filed two 8K's announcing the completion of the acquisitions of each of Nations Natural Gas Pty Ltd and Alpha Oil & Natural Gas Pty Ltd, both companies incorporated in Australia, and the granting of exploration permit AC/P39.

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

                                  AUSTRALIAN OIL & GAS CORPORATION

                                  By:    /s/ E. Geoffrey Albers
                                     -----------------------------
                                     E. Geoffrey Albers,
                                     Chief Executive Officer and
                                     Chief Financial Officer
May 19, 2006