Form 10QSB
period 2006-06-30
AUSTRALIAN OIL & GAS CORP
filed 2006-08-18
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934

     For the quarterly period ended: June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT _________ For the transition period from _______ to _______

                        Commission file number 000-26721


                        AUSTRALIAN OIL & GAS CORPORATION
             (Exact name of Registrant as Specified in its Charter)


         Delaware                                              84-1379164
         --------                                              ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation of organization)                           Identification Number)

                 2480 North Tolemac Way, Prescott, Arizona 86305
                    (Address of principal executive offices)


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

29,800,528 shares of common stock, $0.001 par value, as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

                  For the Quarterly Period Ended: June 30, 2006


                          Part 1. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets as at June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

          Consolidated Statements of Operations for the three months ended June 30, 2006 and the equivalent comparative period for 2005, for the six months ended June 30, 2006 (Unaudited) and the equivalent comparative period for 2005 and for the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2006 (Unaudited)

          Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2006 (Unaudited)

          Notes to Financial Statements (Unaudited)


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

          Signatures



Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation

                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

ASSETS

(Dollar amounts in thousands)                                         As at 6/30/06   As at 12/31/05
                                                                        (Unaudited)        (Audited)
                                                                                  $                $
                                                                      -------------  --------------
Current assets:
Cash and cash equivalents                                                       824              10
                                                                      -------------  --------------
       Total Current Assets                                                     824              10
                                                                      -------------  --------------
Other assets:
       Capitalized exploration expenditure                                        -               7
       Investments in director related entities                                   -              74
       Advances to director-related entities                                     12               1
                                                                      -------------  --------------
       Total Fixed Assets                                                        12              82
                                                                      -------------  --------------
Total Other Assets                                                              836              92
                                                                      =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Accounts payable                                                         141              21
       Income tax expense payable                                                63               -
       Advances from director related entities                                   40             101
                                                                      -------------  --------------
       Total Current Liabilities                                                244             122
                                                                      -------------  --------------
Non-current liabilities:
       Convertible Notes                                                        263             250
                                                                      -------------  --------------
       Total Non-current Liabilities (Note 3)                                   263             250
                                                                      -------------  --------------
Total Liabilities                                                               507             372
                                                                      =============  ==============

Stockholders' Equity (Deficiency)

Common stock, $0.001 par value; 75,000,000 shares authorized,
       34,900,531 shares issued and outstanding                                  26              22
       Capital in excess of par value                                           750             303
       Accumulated other comprehensive income- Foreign currency exchange         80               -
       Deficit accumulated during the development stage                       (527)           (605)
                                                                      -------------  --------------
       Total Stockholders' Equity / (Deficit)                                   329           (280)
                                                                      -------------  --------------

       Total Liabilities and Stockholders' Equity / (Deficit)                   836              92
                                                                      =============  ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation

                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(Dollar amounts in thousands -except per share data)


                                                                                                         Cumulative period
                                          For  the six     For the six  For the three   For the three    from Aug. 6, 2003
                                          months ended    months ended   months ended    months ended   (Date of Inception)
                                         June 30, 2006   June 30, 2005  June 30, 2006   June 30, 2005     to June 30, 2006
                                         -------------   -------------   -----------    -------------    -----------------
Expenses
   General and administrative                       69             141            24               77                  285
   Merger and reorganisation                        --              --            --               --                  139
   Stock based compensation                        110              --            60               --                  360
                                         -------------   -------------   -----------    -------------    -----------------
Total operating expenses                           179             141            84               77                  784
                                         -------------   -------------   -----------    -------------    -----------------


Net loss before other income and
extraordinary item                                (179)           (141)          (84)             (77)                (784)
                                         -------------   -------------   -----------    -------------    -----------------

Other Income
   Interest income                                   9              --             9               --                    9
                                         -------------   -------------   -----------    -------------    -----------------

Loss before extraordinary item                   (170)           (141)           (75)             (77)                (775)

Extraordinary Items

   Gain on purchase of
   subsidiaries, net of tax                        682              --            --               --                  682

   Net income / (loss)                             512           (141)          (75)             (77)                 (93)
                                         =============   =============   ===========    =============    =================

Income/ (Loss) per common share:

   Loss before extraordinary item        $      (.005)   $      (.005)   $       (*)    $         (*)    $           (.02)
                                         =============   =============   ===========    =============    =================

   Extraordinary item                    $         .02   $         (*)   $       (*)    $         (*)    $             .02
                                         =============   =============   ===========    =============    =================

    Net income / (loss)                  $         .02   $      (.005)   $       (*)    $         (*)    $             .02
                                         =============   =============   ===========    =============    =================

Weighted average common share used in
calculation                                 31,866,828      27,300,550    31,866,828       27,300,550           31,866,828
                                         =============   =============   ===========    =============    =================


*Less than $.005 per share

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollar amounts in thousands - except per share data)
                                                            For the six        For the six   Cumulative period
                                                           months ended       months ended   from inception to
                                                          June 30, 2006      June 30, 2005       June 30, 2006
                                                                      $                  $                   $
                                                          -------------      -------------   -----------------
Cash flows from operating activities:
Net income / (loss)                                                 512              (141)                (93)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
    Extraordinary Gain                                            (682)                  -               (682)
    Stock based compensation                                        110                  -                 110
    Increase in convertible notes                                    13                  -                 263
    Increase (decrease in cash) from changes in:
    Increase in accrued expenses and payables                       120                106                 141
    Increase in receivables                                           -                                    (4)
    Decrease in other assets                                          5
    Increase provision for income tax                                63                  -                  63
                                                          -------------      -------------   -----------------

    Net cash provided by (used in) operating activities             141               (35)               (197)
                                                          -------------      -------------   -----------------
Cash flows from investing activities:
Cash of acquired subsidiaries                                       782                (3)                 779
Acquisition of subsidiaries                                       (112)                  -               (186)
                                                          -------------      -------------   -----------------
Net cash provided by (used in) investing activities                 670                (3)                 593
                                                          -------------      -------------   -----------------
Cash flows from financing activities:
Advances from director-related entities                               3                  -                 353
Proceeds from sale of Common Stock - net                              -                  -                  75
                                                          -------------      -------------   -----------------

Net cash provided by financing activities                             3                 38                 428
                                                          -------------      -------------   -----------------

Increase/(decrease) in cash                                         814                (1)                 824
Cash and cash equivalents at beginning of period                     10                  2                   -
                                                          -------------      -------------   -----------------
Cash and cash equivalents at end of period                          824                  1                 824
                                                          =============      =============   =================
Supplemental disclosure of non-cash activities

Great Missenden Holdings Pty Ltd charged:-
Administration Fees                                                   -                  -                  97
Interest                                                             12                  9                  43
Issuance of Stock                                                   410                  -                 410


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The Company presently operates through four wholly owned subsidiaries; Alpha Oil & Natural Gas Pty Ltd (Alpha), Nations Natural Gas Pty Ltd (Nations), Gascorp, Inc. and Nations LNG, Inc.

Note 2:  Related Party Transactions

Mr. E Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd, National Gas Australia Pty Ltd and of Setright Oil & Gas Pty Ltd.

Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at June 30, 2006, an amount of $51,000 had been drawn down pursuant to the $100,000 Line of Credit, which were converted into these Series II Convertible Notes. A total charge of $6,403.40 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the quarter.

For the quarter ended June 30, 2006, Setright Oil & Gas Pty Ltd charged the Company $21,545 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is to be remunerated separately. During the quarter ended June 30, 2006 an additional $60,000 was accrued as remuneration due to Mr E. Geoffrey Albers in line with the agreement noted in
Item 2 below in the funding details. At 30 June, 2006 a total of $110,000 was included in current liabilities as the amount due to Mr E. Geoffrey Albers. We also have the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

With regard to exploration permits AC/P33, AC/P35 and AC/P39, Mr. Albers is a director and shareholder in the joint venture participants; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

We have entered into farmout arrangements with National Gas Australia Pty Ltd in relation to the acquisition of 2D seismic in the six permits of the National Gas Consortium. In return for funding Nations 30% share of the cost of the Kurrajong and Sunshine 2D surveys of about 3000 kms) ($840,000) National Gas is entitled to a 6% interest in such permits, leaving Nations with a net 24% interest in the permits of the National Gas Consortium.

We have entered into farmout arrangements with National Gas Australia Pty Ltd in relation to the acquisition of 2D seismic in the NT/P70 permit in which we hold a 100% interest. In return for funding AOGC 100% share of the cost of the Crocodile 2D survey of about 700 kilometres ($722,150) National Gas is entitled to a 20% interest in such permits, leaving AOGC with a net 80% interest in the NT/P70 permit.

With regard to the various interests in the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd (Batavia) and Exoil Limited (Exoil), the parent company of Hawkestone Oil Pty Ltd (Hawkestone). He is also a former major shareholder in and a director of Alpha and a shareholder of Goldsborough Limited, the parent of Goldsborough Energy Pty Ltd (Goldsborough). Mr. Mark A Muzzin, a director of AOGC, is a shareholder in Exoil and is a director of Goldsborough and Alpha. Batavia, Hawkestone, Alpha and Goldsborough are collectively the holders of the Browse Joint Venture.

With regard to the interest in the National Gas Consortium, Mr. Albers, a director of AOGC, is a director and shareholder in each of National Oil & Gas Pty Ltd, National Gas Australia Pty Ltd, Australian Natural Gas Pty Ltd and a director and former shareholder of Nations. These companies are the members of the National Gas Consortium.

Note 3:  Current Liabilities

At June 30, 2006 the accounts payable balance includes $110,000 for remuneration due to Mr Albers as set out in Note 2 Related Party Transaction.

Note 4:  Acquisition of subsidiaries

On April 12, 2006, Australian Oil & Gas Corporation (AOGC) completed the acquisitions of each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies incorporated in Australia. A director of AOGC, Mr EG Albers, is a director and or shareholder of each of the vendors of shares in Nations and Alpha.

The purchase of Nations was made in order to acquire 30% interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations are entitled to receive 2,100,001 shares of common stock in AOGC and have received AUD$50,000 as consideration for Nations. The shares in AOGC will be issued during the next quarter.

The purchase of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P and WA-342-P. The shareholders of Alpha are entitled to receive 2,000,002 shares of common stock in AOGC and the payment of AUD$100,000. The shares in AOGC will be issued during the next quarter. Prior to the agreement between AOGC and Alpha being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P for an amount substantially in excess of book value. The settlement funds have been received by Alpha and are incorporated in settlement funds available to AOGC through its new wholly owned subsidiary, Alpha.

Note 5:  Principles of Consolidation

The consolidated financial statements include the accounts of Australian Oil and Gas Corporation and its wholly owned subsidiaries Alpha and Nations. For reporting purposes, the subsidiaries were first included in the consolidated entity as at 31 March 2006.

Note 6:  Authorised and Issued Shares

At 30 June 2006, 5,100,003 shares included in authorised shares of 34,900,531 disclosed in the balance sheet and used for the earnings per common share calculation were not issued. These shares were authorised to compensate Mr Albers (1,000,000 shares) and for the purchase of subsidiaries (4,100.003 shares) and will be issued in the quarter ending September 30 2006.

Note 7:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation's subsidiaries is Australian dollars. The comprehensive income of $80,000 disclosed in the consolidated balance sheet is due to translating the subsidiaries' common stock to US dollars using the foreign currency exchange rate on two different dates:
March 31, 2006 and June 30, 2006.

Note 8:  Deficit accumulated during the development stage

Changes in the accumulated deficit are as follows:
(Dollar amounts in thousands)

Balance at December 31, 2005                                           $ (605)
Net income for the period                                              $  512
Adjustments made on acquisition of subsidiaries                        $ (434)
                                                                       ------

Balance at June 30, 2005                                               $  527
                                                                       ======

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

Plan of Operation
-----------------

General
-------
Australian Oil & Gas Corporation is an independent energy company focused on the acquisition and exploration for oil and natural gas resources. Our core business is directed at the acquisition of interests in oil and gas properties in the offshore areas of Australia's territorial waters. We rely on the considerable experience in the oil and gas industry of our President, Mr. E. Geoffrey Albers, and our consultants, to identify and conduct initial analyses of properties in which we may acquire an interest.

Strategy
--------
We devote essentially all of our resources to the identification of large-tract oil and gas properties in their early stages of exploration which have the potential for a high impact outcome for the Company in the event of exploration success. We plan to advance the prospectivity of these properties through the application of geological and geophysical expertise and through the provision of new 2D and 3D seismic surveys. We seek to keep our capital outlays and overheads at a minimum level. We retain selected consultants, contractors and service companies. We use proven technologies in evaluating the prospectivity of our oil and gas properties. We expect to invest in projects at different levels of participation, including 100% ownership. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas considered to have speculative near term potential for oil discovery or medium term potential for gas discovery. An important part of our strategy is to select prospective acreage which, at the seismic or drilling stage, can be farmed out and/or developed in conjunction with other industry players so as to minimize our financial outlay requirements, wherever possible, through promoted transactions. Our overall intention is to provide maximum leverage for shareholders at minimal cost, in return for the high risk activities that we undertake.

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

Browse Basin, Australia  Region
-----------------------  ------
On 12 April 2006 we completed the acquisition of Alpha, Oil & Natural Gas Pty Ltd (Alpha). The acquisition of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P and WA-342-P. The shareholders of Alpha are entitled to receive 2,000,002 shares of common stock in AOGC and were paid AUD$100,000. The shareholders of Alpha shall receive the 2,000,002 shares of common stock during the next quarter. Prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P for an amount in excess of book value. The settlement funds have been received by Alpha and since 12 April 2006 have been incorporated in funds available to AOGC through its new wholly owned subsidiary, Alpha.

The remaining Permits of the Browse Joint Venture are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 9,460 km(2) (2,336,620 acres).

The Browse Basin region is a proven major hydrocarbon province and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef-1. The Browse Basin is currently the focus for two proposals to establish new LNG export facilities; one by Woodside Energy Ltd in relation to the Scott Reef/Brecknock complex and the other by Inpex Corporation in relation to the Ichthys complex. The Browse Joint Venture permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), and a total of fourteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation. The Browse Joint Venture has recently completed the shooting of the Braveheart seismic survey of approximately 1700 line km of new 2D seismic survey over these Browse Joint venture permits. A further 240 km of new 2D seismic survey is to be acquired within WA-342-P in October 2006.

Vulcan Sub-basin, Australia  Region
---------------------------  ------
Our wholly owned subsidiary, Gascorp, Inc (Gascorp), holds a 20% interest in the permits, AC/P33, AC/P35 and AC/P39 in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (NGC) (40%) and Auralandia N.L. (Auralandia) (40%), the designated Operator. The permits are within the territory of Ashmore and Cartier Islands, an Australian offshore territory. We hold a 20% interest in the permits. In order to resolve and simplify potential Australia tax and administrative complication, the interest held by Gascorp is to be transferred to our Australian incorporated subsidiary, Alpha Oil & Natural Gas Pty Ltd.

AC/P33, AC/P35 and AC/P39 are located on the eastern margin of the Vulcan Sub-basin; one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia.

AC/P33 includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and suspended Oliver-1 well. AC/P33 comprises five graticular blocks, totaling approximately 400 km(2) (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants plan to obtain a range of pertinent existing reports and open file seismic data, and with this data, to map, interpret and revise analyses and concepts which presently exist for the area. The joint venture has committed to the enhancement of existing seismic data around the Oliver feature, and will examine various techniques for their potential use as direct hydrocarbon indicators. The joint venture plans to acquire a minimum of 80 km(2) (19,760 acres) of new enhanced parameter 3D seismic survey. It is intended that the survey will be conducted over the Oliver feature. Should the joint venture so decide, it can elect to enter the second three years of the initial permit and drill one exploration well and perform further interpretational work. Geological and geophysical evaluation of the permit is underway.

AC/P35 is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totaling approximately 3410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. In the first three years of the initial 6-year term of the AC/P35 permit, we plan to obtain a range of pertinent existing reports and open file seismic data. In the third year, we presently plan to shoot 250 km(2) of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. Geological evaluation of the permit has commenced.

AC/P39 is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we plan to obtain a range of existing reports and open file seismic data. In the third year, we plan to drill one exploration well. Geological evaluation of the permit has commenced.

Central Bonaparte Gulf, Australia Region
----------------------------------------
On 12 April 2006, we completed of the acquisition of Nations Natural Gas Pty Ltd (Nations). The acquisition of Nations was made in order to acquire a 30% interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65 ("Timor Sea Permits"), located in the Australian sector of the Timor Sea, offshore from the Northern Territory. The shareholders of Nations are entitled to receive 2,100,001 shares of common stock in AOGC and AUD$50,000 as consideration for Nations. The shareholders of Nations will receive the 2,100,001 shares of common stock during the next quarter.

The Timor Sea covers a huge area underlain by sedimentary basins with potential for new hydrocarbon discoveries. The region has a long history of exploration activity and discovery and has now become the focus for domestic and international petroleum exploration and development activities. There have been numerous oil and wet gas discoveries to the north west of the permits, including the Laminaria, Corallina and Bayu-Undan fields, and the giant gas fields of Greater Sunrise, Evans Shoal, Caldita and Lyndoch are to the north east of the permits.

On August 11, 2006, our wholly owned subsidiary Nations Natural Gas Pty Ltd (Nations) was informed by the Designated Authority acting on behalf of the Commonwealth of Australia, of the grant of petroleum exploration permits NT/P71 and NT/P72 for an initial 6-year term, effective from August 8, 2006. Nations will hold a net 24% interest in the permits, following the farmout of seismic commitments. The new permits, which are located in the Australian sector of the Timor Sea, are held by the National Gas Consortium, which holds the contiguous NT/P62, NT/P63 and NT/P64 permits.

The new Permits cover a total area of approximately 17,380 km(2) (4,294,772 acres). The National Gas Consortium now holds six permits aggregating approximately 32,255 km(2) (7,970,533 acres) including the new permits NT/P71 and NT/P72 and the four permits already held, namely, NT/P62, NT/P63, NT/P64 and NT/P65.

The Timor Sea is a major emerging oil and gas province, with a developing emphasis in gas processing for the export market. Discoveries made over the past few years are expected to lead to the area providing substantial production and revenue, through value-added gas projects covering a wide spectrum of gas to liquids processes and technologies.

The Company has agreed to farmout 6% of its 30% interest to National Gas Australia Pty Ltd (leaving Nations with a net 24% interest) in the Timor Sea Permits in return for the funding of Nations 30% share of the new Sunshine and Kurrajong 2D seismic survey of approximately 3000 kms. The estimated cost of the Company's 30% share of the Sunshine and Kurrajong surveys is in the order of $840,000 which has been met by National Gas Australia Pty Ltd.

Eastern Bonaparte Gulf, Australia Region
----------------------------------------
On 10 October 2005, the Australian Government granted a petroleum exploration permit, NT/P70, for an initial 6-year term, effective from October 10, 2005. The Company holds a 100% interest in the permit.

NT/P70 covers an area of 7370 km(2) (1,821,200 acres) and is located in the eastern Timor Sea, about 300 km north of Darwin, and 250 km northeast of the proposed Darwin to Bayu-Undan gas pipeline. The Greater Sunrise, Evans Shoal and Caldita gas accumulations are located to the west and southwest of the NT/P70 permit area.

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

AOGC has agreed to farmout 20% of its 100% interest in NT/P70 to National Gas Australia Pty Ltd in return for the funding by NGA of the cost of the new Crocodile 2D seismic survey of approximately 700 kms to be acquired in the NT/P70 permit. AOGC's share of the cost is estimated at $722,150.

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

The Company plans to shoot a 2D seismic program in October 2006 over the Warawi Prospect and other features along the eastern margin of the Calder Basin.

The permit has been designated as a "frontier area" by the Australian Government attracting an exploration incentive which allows immediate uplift to 150% tax deductibility on Australian Petroleum Resource Rent Tax ("PRRT").

In the first three years of the initial 6-year term of the NT/P70 permit, we plan to obtain a range of pertinent existing reports and open file seismic data and, with this data, to map, interpret and revise analyses and concepts which presently exist for the area. We presently plan to shoot 300 km(2) of 3D seismic survey, and a 700 line km 2D seismic survey, the Crocodile 2D survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit, but a course grid of 2D seismic is available.

Permitting
----------
It should be noted that, provided all exploration commitments are met, Australian offshore petroleum exploration permits may be renewed for two further 5-year terms, upon relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished. Permits therefore, have a potential 16-year life, subject to these requirements and to the fulfillment of exploration commitments.

Management
----------
The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company has entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board has agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, during the fourth quarter of 2005, the Company issued 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005. A further 2,000,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2006 to December 31, 2006 (An additional accrual of $60,000 was made this quarter representing a pro-rata amount of this compensation. The total year-to-date amount accrued is $110,000). A further 1,500,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2007 to December 31, 2007.

Funding
-------
As a development stage enterprise, the Company has and continues to rely on capital infusions through the advances of Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will draw down further advances to enable it to meet its administrative costs and expenditure requirements in developing its portfolio of oil and gas interests. When the Company requires further significant funds for its exploration programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company's programs. When additional funds for exploration are required, it is the Company's plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or an issue of stock to eligible parties. Should these methods considered not to be viable, or in the best interests of stockholders, then it would be the Company's intention to meet its obligations by either farmout or partial sale of the Company's interests, the former course of action being part of the Company's overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

Item 3.  Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

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

                           Part 11. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Since the period of this report we filed a Form 8-K/A showing the financial information required by SEC regulations and we filed a Form 8K announcing the granting of exploration permits NT/P71 and NT/P72.

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

                                    AUSTRALIAN OIL & GAS.CORPORATION

                                    By:  /s/ E. Geoffrey Albers
                                         ------------------------
                                    E. Geoffrey Albers,
                                    Chief Executive Officer and
                                    Chief Financial Officer
August 18, 2006