Form 10QSB
period 2006-09-30
AUSTRALIAN OIL & GAS CORP
filed 2006-11-15
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934

     For the quarterly period ended: September 30, 2006

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

35,100,528 shares of common stock, $0.001 par value, as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

               For the Quarterly Period Ended: September 30, 2006




                          Part 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as at September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

     Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and the equivalent comparative period for 2005, for the nine months ended September 30, 2006 (Unaudited) and the equivalent comparative period for 2005 and for the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2006 (Unaudited)

     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2006 (Unaudited)

     Notes to Condensed Consolidated Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

Item 4. Submission of Matters to a Vote of Security Holders


                           Part 11. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

Item 1. Financial Statements (Unaudited)


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollar amounts in thousands)                                    As at 9/30/06  As at 12/31/05
                                                                   (Unaudited)       (Audited)
ASSETS
                                                                            $                $
Current assets:
Cash and cash equivalents                                                792                10
Trade and other receivables                                                1                 -
                                                                     -------           -------
       Total Current Assets                                              793                10
                                                                     -------           -------
Other assets:
       Capitalized exploration expenditure                                 -                 7
       Investments in director related entities                            -                74
       Advances to director-related entities                               -                 1
                                                                     -------           -------
       Total Fixed Assets                                                  -                82
                                                                     -------           -------
Total Assets                                                             793                92
                                                                     =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Trade and other payables                                           31                21
       Income tax expense payable                                         64                 -
       Compensation expense payable                                      165                 -
       Advances from director related entities                            32               101
                                                                     -------           -------
       Total Current Liabilities                                         292               122
                                                                     -------           -------
Non-current liabilities:
       Convertible Notes                                                 269               250
                                                                     -------           -------
       Total Non-current Liabilities (Note 3)                            269               250
                                                                     -------           -------
Total Liabilities                                                        561               372
                                                                     =======           =======

Stockholders' Equity (Deficiency)

Common stock, $0.001 par value; 75,000,000 shares authorized,
       35,100,528 and 29,500,550 shares issued and outstanding
       as of September 30, 2006 and December 31, 2005,
       respectively                                                       26                22
       Capital in excess of par value                                    750               303
       Deficit accumulated during the development stage                 (544)             (605)
                                                                     -------           -------
       Total Stockholders' Equity / (Deficit)                            232              (280)
                                                                     -------           -------

       Total Liabilities and Stockholders' Equity                        793                92
                                                                     =======           =======



        The accompanying notes are an integral part of these consolidated financial statements.




                        Australian Oil & Gas Corporation
                        (a development stage enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollar amounts in thousands - except per share data)



                                                                                                     Cumulative period
                                          For the nine  For the nine  For the three  For the three  from Aug. 6,  2003
                                          months ended  months ended   months ended   months ended  (Date of Inception)
                                             September     September      September      September     to September 30,
                                              30, 2006      30, 2005       30, 2006       30, 2005           2006

Expenses
   General and administrative                       73            28             22              8               226
   Interest                                         26            15              9              6                48
   Exploration                                      41             -              -              -                41
   Merger and reorganisation                         -             -              -              -               139
   Stock based compensation                        165           281             55            169               415
                                                   ---           ---             --            ---               ---

Total operating expenses                           305           324            105            183               869
                                                   ---           ---             --            ---               ---


Net loss before other income and                  (305)         (324)           (105)         (183)             (869)
extraordinary item                               -----         -----          -----          -----             -----


Other Income
   Interest income                                  11             -              8              -                11
   Exchange gain                                     8             -              4              -                 8
extraordinary item                               -----         -----          -----          -----             -----

Loss before extraordinary item                    (286)         (324)           (93)          (183)             (850)

Extraordinary Items

   Gain on purchase of subsidiaries,
   net of tax                                      306             -              -              -               306

   Net income / (loss)                              20          (324)           (93)          (183)             (544)
extraordinary item                               =====         =====          =====          =====             =====

Income / (Loss) per common share:

   Loss before extraordinary item              $(0.01)       $(0.01)           $(*)        $(0.01)           $(0.03)
                                               =======       =======           ====        =======           =======

   Extraordinary item                            $0.01          $(*)           $(*)           $(*)             $0.01
                                                 =====          ====           ====           ====             =====

    Net loss                                      $  *       $(0.01)           $(*)        $(0.01)           $(0.02)
                                                  ====       =======           ====        =======           =======

Weighted average common share used in
calculation                                 32,546,240    27,300,550     34,066,319     27,300,550        28,513,280
                                            ==========    ==========     ==========     ==========        ==========

*Less than $.01 per share






        The accompanying notes are an integral part of these consolidated financial statements.




                        Australian Oil & Gas Corporation
                        (a development stage enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollar amounts in thousands - except per share data)


                                                           For the nine       For the nine   Cumulative period
                                                           months ended       months ended   from inception to
                                                          Sept 30, 2006      Sept 30, 2005       Sept 30, 2006
                                                                      $                  $                   $
Cash flows from operating activities:
Net income / (loss)                                                  20               (324)               (544)
Adjustments for non-cash items:
    Foreign Exchange Gain                                            (8)                 -                  (8)
    Stock based compensation                                        165                  -                 415
    Increase in convertible notes                                    19                  -                  19
    Capitalised exploration costs                                     -                  -                 (41)
    Provision for income tax payable                                 64                  -                  64
    Extraordinary Gain (net of tax)                                (306)                 -                (306)
                                                               --------            --------           --------
                                                                    (46)                 -                 401
Changes in assets and liabilities:
    Decrease in accrued expenses and payables                       (59)               278                 (38)
    Decrease in other assets                                          1                 (3)                  1
                                                               --------            --------           --------

    Net cash used in operating activities                          (104)                (49)              (438)
                                                               --------            --------           --------
Cash flows from investing activities:
Cash of acquired subsidiaries                                     1,092                  -               1,092
Acquisition of subsidiaries                                        (112)                 -                (112)
                                                               --------            --------           --------
Net cash provided by investing activities                           980                  -                 980
                                                               --------            --------           --------
Cash flows from financing activities:
Proceeds from/ (repayments to) director-related entities            (94)                54                 175
Proceeds from sale of Common Stock                                    -                  -                  75
                                                               --------            --------           --------

Net cash provided by financing activities                           (94)                54                 250
                                                               --------            --------           --------

Increase in cash                                                    782                  5                 792
Cash and cash equivalents at beginning of period                     10                  2                   -
                                                               --------            --------           --------
Cash and cash equivalents at end of period                          792                  7                 792
                                                               ========            ========           ========

Supplemental disclosure of non-cash activities
Issuance of Stock                                                   451                  -                 451
Great Missenden Holdings Pty Ltd charged:-
Administration Fees                                                   -                 11                  97
Interest                                                             19                 15                  50



       The accompanying notes are an integral part of these consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Note 2:  Related Party Transactions

Mr. E. Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd, National Gas Australia Pty Ltd and of Setright Oil & Gas Pty Ltd.

Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at September 30, 2006, an amount of $57,000 had been drawn down pursuant to the $100,000 Line of Credit, which was converted into these Series II Convertible Notes. A total charge of $6,629.04 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the quarter.

For the quarter ended September 30, 2006, Setright Oil & Gas Pty Ltd charged the Company $9,920 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E. Geoffrey Albers, who is to be remunerated separately under an Employment Agreement. During the quarter ended September 30, 2006 an additional $55,000 was accrued as remuneration due to Mr. E. Geoffrey Albers. At 30 September, 2006 a total of $165,000 was included in current liabilities as the amount due to Mr. E. Geoffrey Albers. We also have the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

With regard to exploration permits AC/P33, AC/P35 and AC/P39, Mr. Albers is a director and shareholder in the joint venture participants; namely Natural Gas Corporation Pty Ltd and Auralandia N.L.

We have entered into farmout arrangements with National Gas Australia Pty Ltd in relation to the acquisition of 2D seismic in the six permits of the National Gas Consortium. In return for funding Nations (see Note 4) 30% share of the cost of the Kurrajong and Sunshine 2D surveys of about 3,000 km) ($840,000) National Gas is entitled to a 6% interest in such permits, leaving Nations with a net 24% interest in the permits of the National Gas Consortium.

We have entered into farmout arrangements with National Gas Australia Pty Ltd in relation to the acquisition of 2D seismic in the NT/P70 permit in which we hold a 100% interest. In return for funding AOGC 100% share of the cost of the Crocodile 2D survey of about 700 km ($722,150) National Gas is entitled to a 20% interest in such permits, leaving AOGC with a net 80% interest in the NT/P70 permit.

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

With regard to the interest in the National Gas Consortium, Mr. Albers, a director of AOGC, is a director and shareholder in each of National Oil & Gas Pty Ltd, National Gas Australia Pty Ltd, Australian Natural Gas Pty Ltd and a director and former shareholder of Nations. These companies are the members of the National Gas Consortium. Mr. Muzzin is a director of Nations Natural Gas Pty Ltd.

Note 3:  Current Liabilities

At September 30, 2006 the accounts payable balance includes $165,000 for remuneration due to Mr Albers as set out in Note 2 Related Party Transaction.

Note 4:  Acquisition of subsidiaries

On April 12, 2006, Australian Oil & Gas Corporation (AOGC) completed the acquisitions of each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies incorporated in Australia. A director of AOGC, Mr. E. Geoffrey Albers, is a director and or shareholder of each of the vendors of shares in Nations and Alpha.

The purchase of Nations was made in order to acquire 30% interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received 2,100,001 shares of common stock in AOGC and have received AUD$50,000 as consideration for Nations.

The purchase of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P and WA-342-P. The shareholders of Alpha have received 2,000,002 shares of common stock in AOGC and the payment of AUD$100,000. Prior to the agreement between AOGC and Alpha being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P for an amount substantially in excess of book value. The settlement funds have been received by Alpha and are incorporated in settlement funds available to AOGC through its new wholly owned subsidiary, Alpha.

Note 5:  Principles of Consolidation

The consolidated financial statements include the accounts of Australian Oil and Gas Corporation and its wholly owned subsidiaries Alpha and Nations. For reporting purposes, the subsidiaries were first included in the consolidated entity as at March 31 2006.

Note 6:  Issued Shares

At September 30 2006, 1,500,000 shares included in issued shares of 35,100,528 disclosed in the balance sheet and used for the earnings per common share calculation were not yet physically issued. These shares were awarded under the Employment Agreement to Mr. Albers and will be issued in the quarter ending December 31 2006.

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

Browse Basin, Australia  Region
-----------------------  ------
On 12 April 2006 we completed the acquisition of Alpha, Oil & Natural Gas Pty Ltd (Alpha). The acquisition of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P and WA-342-P. The shareholders of Alpha have received 2,000,002 shares of common stock in AOGC and were paid AUD$100,000. Prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P for an amount in excess of book value. The settlement funds have been received by Alpha and since 12 April 2006 have been incorporated in funds available to AOGC through its new wholly owned subsidiary, Alpha.

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

Vulcan Sub-basin, Australia  Region
---------------------------  ------
Our wholly owned subsidiary, Alpha Oil & Natural Gas Pty Ltd, holds a 20% interest in the permits, AC/P33, AC/P35 and AC/P39 in joint venture with its affiliates; Natural Gas Corporation Pty Ltd (NGC) (40%) and Auralandia N.L. (Auralandia) (40%), the designated Operator. The permits are within the territory of Ashmore and Cartier Islands, an Australian offshore territory. We hold a 20% interest in the permits. In order to resolve and simplify potential Australia tax and administrative complication, the interest held by Gascorp, Inc was transferred to our Australian incorporated subsidiary, Alpha Oil & Natural Gas Pty Ltd.

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

AC/P35 is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totaling approximately 3,410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. In the first three years of the initial 6-year term of the AC/P35 permit, we plan to obtain a range of pertinent existing reports and open file seismic data. In the third year, we presently plan to shoot 250 km(2) of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. Geological evaluation of the permit is continuing.

AC/P39 is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we plan to obtain a range of existing reports and open file seismic data. In the third year, we plan to drill one exploration well. Geological evaluation of the permit is continuing.

Central Bonaparte Gulf, Australia Region
----------------------------------------
On 12 April 2006, we completed of the acquisition of Nations Natural Gas Pty Ltd (Nations). The acquisition of Nations was made in order to acquire a 30% interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65 ("Timor Sea Permits"), located in the Australian sector of the Timor Sea, offshore from the Northern Territory. The shareholders of Nations have received 2,100,001 shares of common stock in AOGC and AUD$50,000 as consideration for Nations.

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

The Company has agreed to farmout 6% of its 30% interest to National Gas Australia Pty Ltd (leaving Nations with a net 24% interest) in the Timor Sea Permits in return for the funding of Nations 30% share of the new Sunshine and Kurrajong 2D seismic survey of approximately 3,000 km. The estimated cost of the Company's 30% share of the Sunshine and Kurrajong surveys is in the order of $840,000 which has been met by National Gas Australia Pty Ltd.

Eastern Bonaparte Gulf, Australia Region
----------------------------------------
On 10 October 2005, the Australian Government granted a petroleum exploration permit, NT/P70, for an initial 6-year term, effective from October 10, 2005. The Company holds a 100% interest in the permit.

NT/P70 covers an area of 7,370 km(2) (1,821,200 acres) and is located in the eastern Timor Sea, about 300 km north of Darwin, and 250 km northeast of the proposed Darwin to Bayu-Undan gas pipeline. The Greater Sunrise, Evans Shoal and Caldita gas accumulations are located to the west and southwest of the NT/P70 permit area.

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

AOGC has agreed to farmout 20% of its 100% interest in NT/P70 to National Gas Australia Pty Ltd in return for the funding by NGA of the cost of the new Crocodile 2D seismic survey of approximately 700 km to be acquired in the NT/P70 permit. AOGC's share of the cost is estimated at $722,150.

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

Management
----------
The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E. Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company has entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board has agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, during the fourth quarter of 2005, the Company issued 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005. A further 2,000,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2006 to December 31, 2006 (An additional accrual of $55,000 was made this quarter representing a pro-rata amount of this compensation. The total year-to-date amount accrued is $165,000). A further 1,500,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2007 to December 31, 2007.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive, to allow timely decisions regarding required disclosure.
Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on July 28, 2006. Since certain members of the Board of Directors owned an aggregate of more than 50% of the outstanding voting shares of the Company, a quorum was available without the Company incurring the expense of soliciting proxies. Stockholders holding an aggregate of 16,000,000 shares attended the meeting. E. Geoffrey Albers, William Ray Hill and Mark Anthony Muzzin were elected as the three members of the Board of Directors, each to hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The vote for each was 16,000,000 shares in favour, no shares against and no shares abstaining. No other actions were brought before the meeting.


                           Part 11. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during the reporting period.

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

                                    AUSTRALIAN OIL & GAS.CORPORATION

                                    By:    /s/ E. Geoffrey Albers
                                           ----------------------
                                    E. Geoffrey Albers
                                    Chief Executive Officer and
                                    Chief Financial Officer
November 15, 2006