Form 10KSB
period 2006-12-31
AUSTRALIAN OIL & GAS CORP
filed 2007-03-30
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                   Form 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 000-26721

                        AUSTRALIAN OIL & GAS CORPORATION
                        --------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                           84-1379164
         --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

2480 North Tolemac Way, Prescott, Arizona                        86305
-----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number (928) 778 1450             Website: www.ausoil.com

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------

common stock - $0.001 par value                      None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.  $28,680.

As of December 31, 2006, the market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,390,053.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At December 31, 2006, 33,900,531 shares of common stock were outstanding.

                                TABLE OF CONTENTS

PART I
------
Item 1.   Description of Business
               Business Development
               Description of Business
               Oil and Gas Interests
               Reserve Estimates
               Production
               Productive Wells and Acreage
               Underdeveloped Acreage
               Drilling Activity
               Current Activities and Plans
               Competitive Factors
               Environmental Compliance and Risk
               Employees

Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II
-------
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity
          Securities
Item 6.   Management's Discussion and Analysis or Plan of Operation
Item 7.   Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.  Controls and Procedures
Item 8B.  Other Information

PART III
--------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits
Item 14   Principal Accountant Fees and Services

          Signatures
          Financial Statements
          Certifications
          Exhibits

                           Forward Looking Statements

     References in this report to "the Company", "we", "us", "AOGC", or "our" are intended to refer to Australian Oil & Gas Corporation. This annual report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities
Act), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act). Readers of this annual report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------

     Australian Oil & Gas Corporation, a Delaware corporation formed on 6th August 2003, is an energy company that explores for natural gas, crude oil and natural gas liquids. Exploration interests are focused in offshore Western Australia and offshore Northern Territory of Australia. Our common stock, par value $0.001 per share, has been traded on the OTC BB since 2003. Through our website www.ausoil.com you can access electronic copies of AOGC's corporate governance (including our Code of Conduct) and documents that AOGC files with Securities and Exchange Commission (SEC), including our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, as well as any amendments to these reports. Included in our annual and quarterly reports are the certifications of our chief executive officer and our chief financial officer that are required by applicable laws and regulations. Access to these electronic filings is available as soon as practical after filing with the SEC.

     We hold interests in many of our properties through our 100% owned subsidiaries; Alpha Oil & Natural Gas Pty Ltd, Nations Natural Gas Pty Ltd, Gascorp, Inc and Nations LNG, Inc. Properties referred to in this document may be held by those subsidiaries. We treat all operations as one line of business.

     AOGC's goal is to grow a profitable oil and gas company for the long-term benefit of our shareholders. Our strategy is to build a portfolio of core exploration acreage which provide growth opportunities through grass-roots exploration activity, including the acquisition of seismic surveys and subsequent drilling.

     When acquisition opportunities are identified, small operational and technical teams participate in the evaluation process, enabling our Company to move quickly to execute exploration strategies. Over time we plan to build a team that will have the technical knowledge and sense of urgency to maximize value. Our local knowledge of Australian producing basins and our proactive culture provide a potential platform for growth through our strategy of acreage acquisition, prospect development and farmout. An integral part of our plan is to actively evaluate our assets to determine whether farmout or sales of these assets might provide opportunities to reduce commitments, to spread risk and to redeploy our capital resources, so as to constantly rebalance our portfolio and generate new prospects.

     We regard Australia as an immature oil and gas country, with particular prospectivity for natural gas, so that our exploration strategy provides the potential exposure to larger gas/liquids targets which may ultimately establish significant production and reserves through successful drilling. Our technological experts are encouraged to develop strategies for rapid and cost-effective acquisition, processing and interpretation of seismic data, enabling our technical teams to analyse large swaths of acreage, to acquire new seismic data and to generate drilling prospects.

     Industry experts project declines in natural gas production from traditional sources and significant increases in U.S. and Asian natural gas demand over the next 20 years. Experts expect that LNG sourced natural gas will provide a significantly larger share of the natural gas market. We target potential natural gas supply sources suitable for LNG processing and export, subject to successful exploration and exploiting of our exploration acreage.

     We believe that we are now well positioned to pursue these oil and natural gas exploration objectives for the following:

o Our success in acquiring gas prospective acreage is expected to provide opportunities to farmout and joint venture with other established oil and gas companies as well as the possibility to joint venture with them in additional exploratory prospects;
o We possess a significant exploration acreage portfolio in the Browse Basin and Bonaparte Basin region offshore Australia (see "Oil and Gas Interests and Description of Property" below); o We are intent on building a broad-based team with significant experience in the use of structural geology, augmented by 3D seismic technology, and in drilling prospects.
o We own or have rights to an extensive seismic database, including 6,500 km2 of new 2D seismic and some 3,500 km2 of 3D seismic data, on substantially all of our acreage;
o We are conducting intensive evaluations of our acreage and are in the process of identifying exploration prospects, some of which are high-risk, high-potential, gas prospects.

     We have focused on the Bonaparte Basin and Browse Basin region because:

o We have developed significant expertise and have an extensive database of information about the geology and geophysics of this region;

o We believe there are significant reserves in this region that have not yet been discovered; and
o The construction of infrastructure for efficiently developing, producing, transporting and processing natural gas has been initiated in the region.

Description of Business
-----------------------

     The Company seeks oil and gas exploration opportunities in offshore waters within the territorial boundaries of Australia. Once acquired, our strategy is to carry out preliminary geological assessments, including the acquisition of pre-existing data, the formulation and undertaking of appropriate seismic programs and ultimately the drilling of wells to determining whether any viable resource may exist.

     To gain control of offshore exploration areas in Australia, a Petroleum Exploration Permit ("Permit") must be granted by the Designated Authority, acting pursuant to the Petroleum (Submerged Lands) Act of the Commonwealth of Australia ("the Act"). A Permit provides rights to the holder to undertake exploration, including seismic surveys and drilling, in the defined area of a Permit. A Permit is granted for an initial six year period. Under the terms of a Permit, the exploration work program nominated for the first three years must be met. The Permit holder may withdraw from the Permit after the third permit year, or at the end of any subsequent Permit year, provided that all the exploration work obligations up to the date of withdrawal have been met.

     It should be noted that (provided all work commitments are carried out) Australian petroleum exploration permits may be renewed for two further 5-year terms, upon relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished. Permits therefore, have a potential 16-year life, subject to these requirements.

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

     A Permit is granted by the Designated Authority following a competitive tender program, based on the best work program offered. The experience of the directors and the technical and financial resources of the applicant is taken into consideration before a decision is made. The Company considers that it satisfies the Designated Authority's requirements and believes that in the future it will be able to secure acreage. We have already acquired interests in a number of Permits (See Item 2 - Description of Property). Our President, Mr. Ernest Geoffrey Albers, has a track record in successfully bidding for exploration permits, and of subsequently progressing through farmout and exploration with major international companies.

     For the most part, major companies have dominated the offshore exploration industry in Australia. More recently, new and independent international operators have become increasingly active. The Company is encouraged by this increased activity and by the diversity of geological concepts being developed.

     Increasing availability of sophisticated off-the-shelf technologies from service companies and of expert technical advice from consultants, all aided by the latest computing power, allow companies such as ours to make a fully-fledged entry into this environment. There is a worldwide pool of rig operators, seismic service companies and technical consultants upon which we can draw for products and specialist expertise, allowing us to participate and meet our goals at the highest level.

     A significant element of our strategy includes the acquisition and control of strategic areas which have potential to be farmed-out/or developed in conjunction with major industry players: it being recognised that the Company lacks the resources to fully explore and develop areas on its own behalf. The funding of our programs by others in return for a percentage interest in our exploration permits is a vital part of our strategy and not only spreads risk but, importantly, conserves our capital.

     As a development stage enterprise, the Company has relied and continues to rely on infusions of cash for working capital purposes through the advances of Great Missenden Holdings Pty Ltd, an affiliated company associated with our President, Mr.E.G. Albers. When we require further funds for our programs, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, interest of industry in co-participation in our programs and share market conditions. It is our intention to meet our funding obligations by either partial sale of our interests or farm-out, the latter course of action being a vital part of managements overall strategy. It is also part of our plan that funds could be raised by further issues of stock. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

Oil and Gas Interests
---------------------

     On July 6, 2004, our wholly owned subsidiary, Gascorp, Inc (Gascorp), with other affiliated joint venturers, was granted by the Australian Government, a petroleum exploration permit, AC/P33, for an initial 6-year term, effective from June 25, 2004. In order to resolve and simplify potential administrative complications, the interest held by Gascorp, Inc has been transferred to our 100% owned Australian incorporated subsidiary, Alpha Oil & Natural Gas Pty Ltd (Alpha). Prior to the transfer, Gascorp agreed to farmout 5% of its 20% interest in the permit to National Gas Australia Pty Ltd (NGA) (leaving Gascorp with a 15% net interest, in return for NGA agreeing to incur the cost of the Oliver seismic survey of some 124 km2). Currently, Alpha holds a 15% interest in the permit, in joint venture with its affiliates; National Gas Australia Pty Ltd (25%) Natural Gas Corporation Pty Ltd (30%) and Auralandia N.L. (30%), the designated Operator.

     On April 12, 2006, we completed the acquisition of Alpha. The acquisition of Alpha, entered into on July 1, 2004, was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. After we entered into this agreement to acquire Alpha, and prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P for an amount in excess of book value. The settlement funds have been received by Alpha and, since April 12 2006 have been incorporated in funds available to AOGC through its wholly owned subsidiary, Alpha.

     On April 12, 2006, we completed of the acquisition of Nations Natural Gas Pty Ltd (Nations). The acquisition of Nations, entered into on September 10, 2004, was made in order to acquire a 30% interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65 ("Timor Sea Permits"), located in the Australian sector of the Timor Sea, offshore from the Northern Territory. Nations has subsequently agreed to farmout 6% of its 30% interest in the Timor Sea Permits to National Gas Australia Pty Ltd (NGA) (leaving Nations with a net 24% interest) in return for the funding of Nations 30% share of each of the now completed Sunshine and Kurrajong 2D seismic surveys of approximately 4,200 line km in aggregate.

     On October 13, 2005, the Designated Authority granted to AOGC a petroleum exploration permit NT/P70, an offshore area adjacent to the Northern Territory of Australia for an initial 6-year term, effective from October 10, 2005. AOGC subsequently agreed to farmout 20% of its 100% interest in NT/P70 to NGA in return for the seismic operations carried out and funded by NGA in relation to the 795 km Crocodile 2D seismic survey which has been acquired in the NT/P70 permit.

     On October 18, 2005, the Designated Authority for the offshore area adjacent to the Territory of Ashmore and Cartier Islands (an Australian Territory), granted our wholly owned subsidiary, Gascorp Inc., together with its affiliated joint venturers, NGC and Auralandia, petroleum exploration permit AC/P35. In order to resolve and simplify potential administrative complications, the interest held by Gascorp, Inc was transferred to our 100% owned Australian incorporated subsidiary, Alpha. Following farmout of obligations, Alpha now holds a 15% interest in the permit, in joint venture with its affiliates; National Gas Australia Pty Ltd (25%), Natural Gas Corporation Pty Ltd (30%) and Auralandia N.L. (30%), the designated Operator.

     On April 7, 2006, the Designated Authority the Territory of Ashmore and Cartier Islands, granted our wholly owned subsidiary, Gascorp Inc., together with its affiliated joint venturers, NGC and Auralandia, petroleum exploration permit AC/P39. In order to resolve and simplify potential administrative complication, the interest held by Gascorp, Inc was transferred to our 100% owned Australian incorporated subsidiary, Alpha. Following farmout of obligations, Alpha holds a 15% interest in the permit, in joint venture with its affiliates; National Gas Australia Pty Ltd (25%), Natural Gas Corporation Pty Ltd (30%) and Auralandia N.L. (30%), the designated Operator.

     On August 8, 2006, our wholly owned subsidiary, Nations Natural Gas Pty Ltd (Nations), together with its affiliated joint venturers, National Gas Australia Pty Ltd and Australian Natural Gas Pty Ltd, was granted petroleum exploration permits NT/P71 and NT/P72 for an initial 6-year term. Nations now holds a 24% interest in the permits following the farmout of 6% of its interest to NGA in return for the funding of Nations 30% share of the completed 3,291 km Kurrajong 2D survey. The new permits are held by the National Gas Consortium, which holds the contiguous NT/P62, NT/P63 and NT/P64 permits.

     Subsequent to the date of this report, on March 27, 2007, we were advised of the grant to our wholly owned subsidiary, Alpha Oil & Natural Gas Pty Ltd, of petroleum exploration permit NT/P73 for an initial 6-year term. Alpha holds a 100% interest in the permit, subject to an overriding royalty interest of 1% in favour of third parties. NT/P73 is adjacent to NT/P70.

     See Item 2 "Description of Properties" of this report for more information concerning our intentions and activities with respect to our oil and gas interests.

Reserve Estimates
-----------------

     The Company has no oil and gas reserves at the present time.

Production
----------

     The Company has had no oil and gas production to date.

Productive Wells and Acreage
----------------------------

     The Company has no productive wells or productive acreage at the present time.

Underdeveloped Acreage
----------------------

     See Item 2 "Description of Properties".

Drilling Activity
-----------------

     We have no immediate plans to engage in any exploratory oil or gas drilling. However, should we and our joint venturers be sufficiently encouraged by the results of our seismic and other work to date, and if additional financing can be obtained, we may engage in well drilling, depending upon the cost of the well drilling, the terms of any participation, joint venture or similar arrangements, which may influence the funding of such drilling.

Current Activities and Plans
----------------------------

     Our current activities relate solely to our intention to become an active participant in oil and gas exploration in the offshore areas of Australia, as described above. (See also Item 2 - "Description of Properties").

Competitive Factors
-------------------

     The acquisition of oil and gas interests is highly competitive. We anticipate that we will continue to encounter strong competition from many established companies with greater financial, personnel and informational resources. Competition from such companies, together with rising prices of oil and gas, may escalate the cost of acquiring properties beyond the range of prices we can afford. Even if valuable oil and gas deposits are discovered on our properties, their marketability will depend on numerous factors, including available equipment and personnel for which there is strong demand, and other competing supplies of oil and gas.

Environmental Compliance and Risk
---------------------------------

     Since the Company is engaged in the natural resources industry, environmental regulation has a significant impact upon our operations and may necessitate significant capital outlays, which, in turn, may materially affect the earning power of the Company. Certain operations in the exploratory and production phase of oil and gas exploration are potentially hazardous to the environment. Exploratory drilling in natural areas are sources of significant environmental regulation; and reclamation requirements, must be satisfied. Further, if recovery methods are utilized which involve the construction of a plant or similar hardware to implement the recovery system, the environmental impact of such a system must be disclosed in an Environmental Impact Statement; and compliance could adversely affect future operations and revenues. Although we do not have immediate plans to be the operator on any oil and gas drilling operations, others who may drill and operate such properties will face possible environmental regulations, which could affect our liabilities. Should we operate, then we would directly be responsible for environmental and project management, and liability in the event of mishap.

Employees
---------

     As of December 31, 2006, we employed four persons, namely the three directors, and one other person, each on a part time basis. Additionally, we retain consultant geologists and other geo-scientists on a contract or fee basis, as and when their services are required.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our U.S. office, located at 2480 North Tolemac Way, Prescott, Arizona, has nominal square footage and the rent is no more than a nominal amount per month. We also have the use of more extensive premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria, Australia from which our Australian subsidiaries carry on business. The Australian office space is taken on a non-exclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd., (an affiliate of the Company by virtue of common management, ownership and control) makes in respect to the administration of the Company.

     Following implementation of our acquisition strategy we now hold interests in 14 Petroleum Exploration Permits granted by the Commonwealth of Australia. With one exception, they are held in joint venture with other parties.

Vulcan Joint Venture

     Our wholly owned subsidiary, Alpha Oil & Natural Gas Pty Ltd, following farmout of seismic commitments to NGA, (see below) now holds a 15% interest in the permits, AC/P33, AC/P35 and AC/P39 in joint venture with its affiliates; NGA (25%), Natural Gas Corporation Pty Ltd (NGC) (30%) and Auralandia N.L. (Auralandia) (30%), the designated Operator. The permits are within the territory of Ashmore and Cartier Islands, an Australian offshore territory.

     Geologically, AC/P33, AC/P35 and AC/P39 are located on the eastern margin of the Vulcan Sub-basin; one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia.

     AC/P33 (granted July 6, 2004) includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and abandoned Oliver-1 well. AC/P33 comprises five graticular blocks, totaling approximately 400 km2 (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants have obtained a range of existing reports and open file seismic data and have mapped, interpreted and revised analyses and concepts for the area. The joint venture has carried out enhancement of existing seismic data around the Oliver feature, and has examined various techniques for the potential use to provide direct hydrocarbon indicators. As a result of the farmout to NGA, the joint venture has acquired 124 km2 (acres) of new high quality enhanced parameter 3D seismic survey, known as the Oliver 3D Seismic Survey. The survey was conducted over the Oliver feature and part of its extension to the east. Should the joint venture so decide, it can elect to enter the second three years of the initial permit and drill one exploration well and perform further interpretational work. Active geological and geophysical evaluation of the permit continues including processing of the Oliver Seismic Survey and reprocessing of part of the immediately adjacent Onnia 3D Seismic Survey in the vicinity of the Oliver-1 well.

     AC/P35 (granted October 18, 2005) is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totaling approximately 3,410 km2 (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. In the first three years of the initial 6-year term of the AC/P35 permit, we plan to obtain a range of pertinent existing reports and open file seismic data. In the third year, we presently plan to shoot 250 km2 of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. Geological evaluation of the permit is continuing, including the reprocessing of approximately 1,750 km2 of previously acquired 3D seismic over AC/P35.

     AC/P39 (granted April 7, 2006) is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km2 (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we plan to obtain a range of existing reports and open file seismic data. In the third year, we plan to drill one exploration well. Geological evaluation of the permit is continuing, including the re-processing of approximately 920 km2 of previously acquired 3D seismic over AC/P39.

     Gascorp, Inc. on May 15, 2006 agreed to farmout 5% of its 20% interest in each of the Vulcan Joint Venture Permits to National Gas Australia Pty Ltd (leaving Gascorp with a 15% interest) in return for the acquisition and funding of Gascorp's 20% share of the new Oliver 3D seismic survey of approximately 124 km2 and the funding of the reprocessing of approximately 2,800 km2 of existing 3D data. The cost of the Company's share of the Oliver survey has been met entirely by National Gas Australia Pty Ltd.

Browse Joint Venture

     On April 12, 2006, we completed the acquisition of Alpha, a transaction entered into in July 1, 2004. The acquisition of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha on August 29, 2006 have received 2,000,002 shares of common stock in AOGC and were paid AUD$100,000, (See also Item 12) as follows:

Vendors of Alpha and Allocation of Consideration

                     VENDOR           NO. OF SHARES   NO. OF SHARES           $
                                           IN ALPHA         IN AOGC

Natural Gas Corporation Pty Ltd             100,000         250,000      12,500
Batavia Oil & Gas Pty Ltd                   100,000         250,000      12,500
National Oil & Gas Pty Ltd                  500,000       1,250,002      62,500
Australis Finance Pty Ltd                   100,000         250,000      12,500
                                            -------         -------      ------
TOTAL                                       800,000       2,000,002     100,000
                                            =======       =========     =======

     Following the entering into of the transaction on July 1, 2004, but prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount in excess of book value. The settlement funds were received by Alpha and since April 12, 2006, have been incorporated in funds available to AOGC, through its new wholly owned subsidiary, Alpha.

     The now remaining Permits of the Browse Joint Venture WA-332-P, WA-333-P and WA-342P are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 9,460 km2 (2,336,620 acres).

     The Browse Basin region is a proven major hydrocarbon area and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef-1. The Browse Basin is currently the focus for two proposals to establish new LNG export facilities; one by Woodside Energy Ltd in relation to the Scott Reef/Brecknock complex and the other by Inpex Corporation in relation to the Ichthys complex. The Browse Joint Venture permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), and a total of fourteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation.

     During the year the Browse Joint Venture completed the shooting of the Braveheart seismic survey of approximately 1,949 line km of new 2D seismic survey over these Browse Joint venture permits

     In the first three year term of the Permits, the Browse Joint Venture committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This included approximately 1,100 km2 of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. Approximately 1,000 km2 of this 3D data set is being reprocessed. The data sets will be integrated with the acquisition and processing of the recent 1949 line km Braveheart 2D seismic survey to infill the existing grid of data, with lead specific coverage. Should the Browse Joint Venture so decide, it can elect to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Active geological and geophysical evaluation of all of the Browse Joint Venture Permits is continuing, with special studies having been carried out in respect to the undeveloped Cornea oil and gas accumulation.

National Gas Consortium

     On April 12, 2006, we completed of the acquisition of Nations Natural Gas Pty Ltd (Nations). The acquisition of Nations was entered into on September 10, 2004 and made in order to acquire an interest in the initial four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65 ("Timor Sea Permits"), located in the Australian sector of the Timor Sea, offshore from the Northern Territory. The shareholders of Nations on August 29, 2006 have received 2,100,001 shares of common stock in AOGC and AUD$50,000 as consideration for Nations (See Item 12) as follows:

               Vendors of Nations and Allocation of Consideration

                     VENDOR      NO. OF SHARES    NO. OF SHARES         $
                                      IN ALPHA          IN AOGC

Ernest Geoffrey Albers                 300,001          315,001     7,500
Sacrosanct Pty Ltd                     300,000          315,000     7,500
Natural Gas Corporation Pty Ltd        100,000          100,000     2,500
Batavia Oil & Gas Pty Ltd              100,000          100,000     2,500
National Oil & Gas Pty Ltd           1,100,000        1,150,000    27,500
Australis Finance Pty Ltd              100,000          120,000     2,500
                                     ---------        ---------    ------
TOTAL                                2,000,001        2,100,001    50,000
                                     =========        =========    ======

     The Timor Sea covers a huge area underlain by sedimentary basins with potential for new hydrocarbon discoveries. The region has a long history of exploration activity and discovery and has now become the focus for domestic and international petroleum exploration and development activities. There have been numerous oil and wet gas discoveries to the north west in the region of the permits, including the Laminaria, Corallina and Bayu-Undan fields. The giant gas fields of Greater Sunrise, Evans Shoal, Caldita and Barossa are to the north and east of the permits.

     On August 8, 2006, our wholly owned subsidiary, Nations, together with the other joint venturers in the National Gas Consortium were granted petroleum exploration permits NT/P71 and NT/P72 for an initial 6-year term. Nations now hold a net 24% interest in these permits, following the farmout of seismic commitments (see below). The new permits, which are located in the Australian sector of the Timor Sea, are held by the National Gas Consortium, which holds the contiguous NT/P62, NT/P63 and NT/P64 permits to the immediate west.

     The new Permits cover a total area of approximately 17,380 km2 (4,294,772 acres). The National Gas Consortium now holds six permits aggregating approximately 32,255 km2 (7,970,533 acres) including the new permits NT/P71 and NT/P72 and the four permits already held, namely, NT/P62, NT/P63, NT/P64 and NT/P65.

     The Timor Sea is a major emerging province, with a developing emphasis in gas processing for the export market. Discoveries made over the past few years are expected to lead to the area providing substantial gas production and revenue, through value-added gas projects covering a wide spectrum of gas to liquids processes and technologies.

     The Company on June 15, 2006, agreed to farmout 6% of its 30% interest in each of the Timor Sea Permits to National Gas Australia Pty Ltd (leaving Nations with a net 24% interest) in return for the acquisition and funding of Nations 30% share of the new Sunshine and Kurrajong 2D seismic survey of approximately 4,200 km. The cost of the Company's share of the Sunshine and Kurrajong surveys has been met entirely by National Gas Australia Pty Ltd.

Eastern Bonaparte Basin
NT/P70 Joint Venture

     On October 10, 2005, the Australian Government granted a petroleum exploration permit, NT/P70, for an initial 6-year term. The Company initially held a 100% interest in the permit and now holds an 80% interest as the result of farmout (see below).

     NT/P70 covers an area of 7,370 km2(1,821,200 acres) and is located in the eastern Timor Sea, about 300 km north of Darwin, and 250 km northeast of the proposed Darwin to Bayu-Undan gas pipeline. The Greater Sunrise, Evans Shoal, Barossa and Caldita gas accumulations are located to the west and southwest of the NT/P70 permit area.

     AOGC agreed on June 15, 2006, to farmout 20% of its 100% interest in NT/P70 to National Gas Australia Pty Ltd in return for the acquisition and funding by NGA of the new 800 line km Crocodile 2D seismic survey, subsequently acquired in the NT/P70 permit.

     The permit has been designated as a "frontier area" by the Australian Government attracting an exploration incentive which allows immediate uplift to 150% tax deductibility on Australian Petroleum Resource Rent Tax ("PRRT") which is only payable provided certain levels of return from production are achieved.

     We have obtained a range of pertinent existing reports and open file seismic data and, with this data, have mapped, interpreted and revised analyses and concepts for the area. We presently plan to shoot 300 km2 of 3D seismic survey, following interpretation of the 800 line km Crocodile 2D seismic survey acquired during the year. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit.

NT/P73

     On March 27, 2007, the Australian Government granted to our subsidiary, Alpha, a petroleum exploration permit, NT/P73, for an initial 6-year term. The Company holds a 100% interest in the permit. NT/P73 is located to the immediate south west of NT/P70 and covers an area of 6,815 km2 (1,683,300 acres). The Barossa and Caldita gas accumulations are located to the west of the NT/P73 permit area.

     In the first three years of the initial 6-year term of the NT/P73 permit we plan to obtain existing reports and open file seismic data and, with this data, to map, interpret and revise analyses and concepts for the area. We presently plan to shoot 2,000 line km of 2D in the third year of the permit. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit area.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The initial Annual Meeting of Stockholders was held on July 28, 2006. Since certain members of the Board of Directors owned an aggregate of more than 50% of the outstanding voting shares of the Company, a quorum was available for the meeting without the Company incurring the expense of soliciting proxies. Stockholders holding an aggregate of 16,000,000 shares attended the meeting. E. Geoffrey Albers, William Ray Hill and Mark Anthony Muzzin were elected as the three members of the Board of Directors, each to hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The vote for each director nominee was 16,000,000 shares in favour, no shares against and no shares abstaining. No other actions were brought before the Meeting.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information
------------------

     Our common stock is not traded on an exchange but is quoted on the OTC Bulletin Board under the trading symbol "AOGC." The prices set forth below reflect the quarterly high and low bid prices for shares of common stock for the past two years. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

         Period                    High Sale or Bid           Low Sale or Bid
         ----------------          ----------------           ---------------
         1st Quarter 2005           $0.20                     $0.05
         2nd Quarter 2005           $0.11                     $0.07
         3rd Quarter 2005           $0.18                     $0.09
         4th Quarter 2005           $0.20                     $0.08

         1st Quarter 2006           $0.16                     $0.08
         2nd Quarter 2006           $0.18                     $0.10
         3rd Quarter 2006           $0.17                     $0.10
         4th Quarter 2006           $0.13                     $0.10

     As at December 31, 2006, there were 4 market makers in our common stock.

     As at December 31, 2006, there were approximately 212 holders of record of our common stock.

     The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. There can be no assurance that we will ever pay cash dividends.

Recent Sales of Unregistered Securities
---------------------------------------

     During the past three years, without registering the securities under the Securities Act of 1933, the Company has issued following securities:

     On December 22, 2005, 2,500,000 shares of Common Stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as an exhibit to the 2005 Form 10-KSB.

     On April 12, 2006, 2,000,002 shares of Common Stock were issued to acquire all the remaining shares of Alpha Oil & Natural Gas Pty Ltd pursuant to Regulation S under the Securities Act, as described below. The recipients of such shares were:

                Vendors of Alpha and Allocation of Consideration

                     VENDOR         NO. OF SHARES  NO. OF SHARES           $
                                         IN ALPHA        IN AOGC

Natural Gas Corporation Pty Ltd           100,000        250,000      12,500
Batavia Oil & Gas Pty Ltd                 100,000        250,000      12,500
National Oil & Gas Pty Ltd                500,000      1,250,002      62,500
Australis Finance Pty Ltd                 100,000        250,000      12,500
                                          -------      ---------     -------
TOTAL                                     800,000      2,000,002     100,000
                                          =======      =========     =======

     On April 12, 2006, 2,100,001 shares of common stock were issued to acquire all the remaining shares of Nations Natural Gas Pty Ltd pursuant to Regulation S under the Securities Act, as described below. The recipients of such shares were:

               Vendors of Nations and Allocation of Consideration

                     VENDOR         NO. OF SHARES   NO. OF SHARES          $
                                         IN ALPHA         IN AOGC

Ernest Geoffrey Albers                    300,001         315,001      7,500
Sacrosanct Pty Ltd                        300,000         315,000      7,500
Natural Gas Corporation Pty Ltd           100,000         100,000      2,500
Batavia Oil & Gas Pty Ltd                 100,000         100,000      2,500
National Oil & Gas Pty Ltd              1,100,000       1,150,000     27,500
Australis Finance Pty Ltd                 100,000         120,000      2,500
                                        ---------       ---------     ------
TOTAL                                   2,000,001       2,100,001     50,000
                                        =========       =========     ======

     On January 31, 2007, 2,000,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as Exhibit 10.7 to this 2006 Form 10-KSB.

     On April 12, 2006, the Company completed the acquisitions of each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies incorporated in Australia. A director of AOGC, Mr. EG Albers, is a director and or shareholder of each of the vendors of shares in Nations and Alpha. The acquisitions were entered into on September 10, 2004 and July 1, 2004, respectively.

     The purchase of Nations was made in order to acquire a 30% interest in the four permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received 2,100,001 shares of common stock in AOGC and have received AUD$50,000 as consideration for Nations.

     The purchase of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha have received 2,000,002 shares of common stock in AOGC and the payment of AUD$100,000. Prior to the agreement being finalised, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount substantially in excess of book value. The settlement funds have been received by Alpha and are incorporated in settlement funds available to AOGC through its new wholly owned subsidiary, Alpha.

     All acquirers of the above unregistered securities confirmed to AOGC by representation and warranty that they understood that the Shares to be issued to them had not been, and would not be registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"), or under any U.S. state securities laws, and that they were being issued pursuant to a "safe harbor" exemption from registration contained in Regulation S promulgated under the Securities Act based, in part, upon the representations and warranties of each recipient.

     Each recipient also represented and warranted that it had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of an investment in the Purchaser, and was an "Accredited Investor" as defined in Regulation D promulgated under the Securities Act and each recipient represented and warranted that it was not a "U.S. Person" (as that term is defined in Rule 902 of Regulation S under the Securities Act); and was not acquiring the Shares for the account or benefit of any U.S. Person and has not pre-arranged any resale of any of the Shares with any buyer located in the United States or otherwise with a U.S. Person; and had not offered the Shares in the United States, and at all material times the recipients were located outside the United States.

     Furthermore, the stock certificate delivered by the Company to each recipient was imprinted with a legend in the following form:

     "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended (the "Securities Act") and have been issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. Such shares are "restricted securities" as defined in Rule 144 promulgated under the Securities Act and may not be offered for sale, sold, delivered after sale, transferred, pledged, or hypothecated except: (i) in accordance with the provisions of Regulation S under the Securities Act; (ii) pursuant to registration under the securities Act; or (iii) pursuant to an opinion of counsel reasonable satisfactory to Australian Oil & Gas Corporation that such shares may be transferred without registration under the Securities Act. Hedging transactions involving the shares represented by this certificate may not be conducted unless in compliance with the Securities Act."

     The recipients agreed, inter alia, that AOGC may refuse to register any transfer of the shares that is not made in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration under the Securities Act.

     It was said that each recipient may make, or cause to be made, any resales of the Shares pursuant to one of the following methods:

       (i) "offshore transactions" (as such term is defined in Regulation S) pursuant to the resale safe harbor of Rule 904 of Regulation S adopted under the Securities Act;

       (ii) Rule 144 promulgated under the Securities Act; or

       (iii) any other available exemption under the Securities Act; provided that the Company shall first furnish the recipient with a written opinion reasonably satisfactory to the Company in form and substance from counsel reasonably satisfactory to the Company by reason of experience to the effect that the recipient may transfer such shares as desired without registration under the Securities Act (each such resale described
       (i)-(iv), a "Permitted Resale" and collectively, the "Permitted Resales"). Any such Permitted Resales shall be made in offshore transactions or in transactions in the United States on the Over-the Counter Bulletin Board (OTC-BB) or otherwise."


Share Repurchase Program
------------------------

     The Company does not maintain any stock repurchase program involving purchases of the Company's common stock by or on behalf of the Company that would require disclosure under Item 703 of the Regulation S-B.

ITEM 6.  PLAN OF OPERATION

RISK FACTORS

     The business operations of the Company are subject to risks, which may impact adversely on its future performance. These risks may adversely affect the value of our assets and this may affect the value of our common stock.

     The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. The important factors are not exclusive.

Our future performance is difficult to evaluate because we have a limited operating history and do not own or have development plans for any oil or natural gas properties.

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

We will require additional equity capital or debt financings in the future, which may not be available, or may only be available on unfavorable terms.

     Our future capital requirements depend on many factors, including the prospectivity of our exploration property and our profitability. To the extent that available funds are insufficient to fund operating and capital requirements, we will need to fund our exploration commitments by farmout or sale of interests or by raising additional funds through debt financing or curtail our growth and reduce our exploration activities. Any farmout or sale activity or any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of farmout, sale or equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to existing shares. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Estimates of future cash flows may prove to be inaccurate, resulting in a reduction of our working capital.

     Estimates of future net cash flows from oil and gas interests we may wish to develop, prepared by independent consultants, will be based upon estimates by independent engineers of oil and natural gas reserves and the percentage of those reserves which can be recovered and produced with current technology. These estimates will include assumptions as to the prices received for the sale of oil and natural gas. Any one or all of those estimates may be inaccurate, which could materially affect resulting future net cash flows and working capital.

We depend on our executive officers for critical management decisions and industry contacts but have no key person insurance with these individuals.

     We are dependent upon the continued services of our executive officers, in particular, our President, Mr.E. Geoffrey Albers. While we do have an employment contract with Mr.E. Geoffrey Albers, we do not carry key person insurance on his life. The loss of the services of any of our executive officers, through incapacity or otherwise, could have a material adverse effect on our business and would require us to seek and retain other qualified personnel.

Exploring for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

     Oil and natural gas exploration activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas reserves. Our decisions to explore, assess, appraise or develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, seismic and other data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Assessment of prospectivity and reserve estimates depend on many assumptions that may turn out to be inaccurate. Our cost of drilling, completing and operating wells will be uncertain until drilling concludes. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

     o delays imposed by or resulting from compliance with regulatory requirements;
     o    pressure or irregularities in geological formations;
     o    equipment failures or accidents;
     o    adverse weather conditions;
     o    reductions in oil and natural gas prices;
     o    title problems; and
     o    limitations in the market for oil and natural gas.

We may incur substantial losses and be subject to substantial liability claims as a result of oil and natural gas exploration activities.

     We are not insured against risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration activities are subject to all of the operating risks associated with exploring for oil and natural gas, including the possibility of:

     o environmental hazards, such as uncontrollable spills or flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
     o    abnormally pressured formations;
     o mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;
     o    fires and explosions;
     o    personal injuries and death; and o natural disasters.

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

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay any production.

     Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay any production. The availability of a ready market for any future oil and natural gas production will depend on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market production (when and if we have production) will depend in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut-in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity. If that were to occur, then we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

     Exploration, production and sale of oil and natural gas are subject to extensive Australian laws and regulations, including the Petroleum (Submerged Lands) Act 1967 (Commonwealth of Australia) and all regulations, directions and guidelines made thereunder We may be required to make large expenditures to comply with our permit obligations and governmental regulations. Matters subject to such obligations and regulation include:

     o    permit work program requirements;
     o    environmental approvals;
     o    seismic work program approvals
     o    permits for drilling operations;
     o    drilling bonds;
     o    development and production approvals;
     o    unitization and pooling of properties; and
     o    taxation.

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

Our operations may incur substantial liabilities to comply with applicable environmental laws and regulations.

     Our oil and natural gas operations are subject to stringent Australian laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection, both of the environment and of the living things within that environment. These laws and regulations require the acquisition of approvals before seismic acquisition or drilling commences, restrict the types, quantities, and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit seismic or drilling activities in protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position, or financial condition as well. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release of such materials or if our operations were standard in the industry at the time they were performed.

Competition in the oil and natural gas industry is intense, which may adversely affect our ability to compete.

     We operate in a highly competitive environment for the acquisition and exploration of properties, marketing of oil and natural gas and securing qualified and experienced personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies often are able to pay more for oil and natural gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties, to fund exploration and to consummate transactions in a highly competitive environment. There is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future in acquiring prospective resources, carrying out seismic and drilling activities, developing reserves, marketing hydrocarbons, attracting and retaining personnel and raising capital.

We may depend on industry partners and could be seriously harmed if they do not perform satisfactorily, which is usually not within our control.

     Because we have few employees, limited resources and revenues, we will continue to be largely dependent on industry partners, including farmin participants and joint venturers, for the success of our oil and gas exploration projects. We could be seriously harmed if our industry partners do not perform satisfactorily on projects that affect us. It is likely that we will have no control over factors that would influence the performance of our partners.

We are controlled by a small number of principal stockholders who may exercise a proportionately larger influence on the company than its stockholders with smaller holdings.

     We are controlled by a small number of principal stockholders who may cause events to occur that are not in the interests of the Company's stockholders with smaller holdings. Our President, Mr.E.Geoffrey Albers, and entities controlled by him, own approximately 58.70% of the outstanding common stock (see Item 11). Accordingly, Mr. Albers has effective control over the election of the Company's directors and significant influence over our management, operations and affairs, including the ability to prevent or cause a change in control of the Company.

Anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by third parties that may ultimately be in the financial interests of the company's stockholders.

     Our certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of the Company's shares that could result from actual or potential takeover attempts, preventing changes in its management or limiting the price that investors may be willing to pay for shares of common stock. These provisions, among other things, authorize the board of directors to designate the terms of and to issue new series of preferred stock, to limit the personal liability of directors, and to require the Company to indemnify directors and officers to the fullest extent permitted by applicable law and to impose restrictions on business combinations with some interested parties.

The market price of our common stock is highly volatile.

     The market price of our common stock has been and is expected to continue to be highly volatile. Prices for our common stock will be influenced by many factors and may fluctuate widely as a result of factors beyond our control. General factors which will bear on the price of our common stock include the depth and liquidity of the market for the common stock, investor perception of us and our financial and technical ability and general economic and market conditions.

Our common stock is traded over the counter, which may deprive shareholders of the full value of their shares.

     Our common stock is quoted via the Over Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market, LLC. These factors may result in higher price volatility and less market liquidity for the Common Stock.

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

Management's Discussion and Analysis or Plan of Operation
---------------------------------------------------------

     General

     Australian Oil & Gas Corporation is an independent energy company focused on exploration and development of oil and natural gas reserves. Our core business is directed at the acquisition of interests in oil and gas prospects in the off-shore areas in Australia's territorial waters. Since August 2003, when current management began operating the company, we have not conducted any substantive revenue generating business operations. Management has identified opportunities in oil and gas exploration in Australia, has acquired permits authorising the exploration for petroleum, has carried out geological and geophysical programs, including the acquisition of seismic data. It has not yet made any decision as to the company's future operations other than as disclosed elsewhere herein.

     We rely on the considerable experience in the oil and gas industry of our President, Mr. E.G. Albers and our consultants, to identify and conduct initial geological analyses of properties in which we acquire an interest. We have devoted essentially all of our resources to the identification and acquisition of large - tract oil and gas properties and seek to keep our overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven modern technologies to evaluate properties and prospects. Generally, we expect to invest in projects at different percentage levels of participation, with our intention being to spread risk and to reduce the Company's financial commitments through either farmout or sale.

     To date, together with certain other affiliated joint venturers, the Australian authorities have awarded us interests in 14 Petroleum Exploration Permits. We now hold a 15% interest in permits ACP/33, ACP/35 and AC/P39. We hold an 80% interest in NT/P70 and a 100% interest in NT/P73. Through the acquisition of Alpha, our 100% owned subsidiary, we now hold a 20% interest in the remaining permits of the Browse Joint Venture, being permits WA-332-P, WA-333-P and WA-342-P. As a result of the acquisition of Nations, our 100% owned subsidiary, we now hold a 24% interest in the permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72.

Liquidity and Capital Resources

     The following table reflects our working capital position at December 31, 2006:

     Current assets                                     $737,326
     Current liabilities                                 $98,160
     Working capital                                    $639,166
     Current ratio                                           7.5

     To date, in order to fund on-going administration and the cost of acquisition of interests, the Company has largely relied on infusions of cash through the advances of Great Missenden Holdings Pty Ltd, an affiliated company associated with our President, Mr.E.Geoffrey Albers. We have also relied upon farmin from National Gas Australia Pty Ltd (also an affiliated company associated with Mr Albers) by way of farmout to fund a significant proportion of our seismic and associated obligations. When we require further funds, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, the interest of industry in co-participation in our programs, stock market and oil and gas market conditions. When additional funds for exploration are required, our strategy to meet our obligations by either partial sale of our interests or farm out, the latter course of action being a vital part of managements overall strategy. We would also look to further issues of stock. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

     Our cash requirements for the next 12 months to support the operations are currently assessed to be approximately $380,000. This figure includes office administration of $80,000, and payments of approximately $300,000 for exploration with respect to the Permits of the Vulcan Joint Venture, the Permits of the Browse Joint Venture and of the National Gas Consortium and NT/P70 and NT/P73. The Company has sufficient liquid capital to support its operations during the next twelve months. However, if the Company requires further funds, the Company can seek the farmout or sale of permit interests, or further advances from Great Missenden Holdings Pty Ltd ("GMH") or through the sale of additional shares of our common stock.

     As the Company's capital resources are limited, the board has accepted a proposal and agreed to remunerate Mr.E.Geoffrey Albers by the issue of common stock in lieu of cash payments for his services. On January 31, 2007, the Company issued 2,000,000 shares of common stock to Mr.E. Geoffrey Albers for his services in relation for the period January 1, 2006, to December 31, 2006. We intend to issue a further 1,500,000 shares of common stock to Mr Albers for his services for the period from January 1, 2007 to December 31, 2007.

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

Undeveloped oil and gas properties:

     We will utilize the "successful efforts" method of accounting for undeveloped mineral interests and oil and gas properties. Costs of carrying and retaining undeveloped properties are to be charged to expense when incurred. Capitalized costs are to be charged to operations at the time the Company determines that no economic reserves exist. Proceeds from the sale of undeveloped properties are to be treated as a recovery of cost. Proceeds in excess of the capitalized cost realized from the sale of any such properties, if any, are to be recognized as gain to the extent of the excess.

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

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements for the fiscal year ending December 31, 2006 are attached hereto beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



ITEM 8A  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Controls
-----------------

     Since the date of the evaluation described above, there were no significant changes in our internal control or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

     We have not yet become subject to the requirement to include an annual report of management on our internal control over financial reporting in our annual reports under Section 13 or 15(d) of the Securities Exchange Act.

ITEM 8B  OTHER INFORMATION

     Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         Set forth below are the names of each of the executive officers of the Registrant and the position held:

         Name              Age           Position
         ----              ---           --------

Ernest Geoffrey Albers      62           President, Treasurer and
Director

William Ray Hill            56           Director, Vice President

Mark Anthony Muzzin         44           Director, Vice President

     Ernest Geoffrey Albers has been our President and Treasurer and a director since August 2003. Mr. Albers is a company director with over 30 years experience as a lawyer and administrator in Australian corporate law, petroleum exploration and resource sector investment. During this period Mr Albers has sponsored the formation of companies that have made the original Maari (Moki) oilfield discovery and development in New Zealand, the Yolla Gas/Condensate discovery in Bass Strait, the Evans Shoal gasfield discovery/ appraisal in the Timor Sea, the Oyong and Wortel gas/oil discoveries in Indonesia and the SE Gobe oilfield development in Papua New Guinea. He is a director of Australian publicly listed companies; Bass Strait Oil Company Ltd, Cue Energy Resources Limited, Moby Oil & Gas Limited and Octanex N.L. He is a member of the Petroleum Exploration Society of Australia and a Fellow of the Institute of Directors in Australia.

     W. Ray Hill has been a director of the Company since August 2003. Mr. Hill founded Rocky Mountain Minerals, Inc. in 1978 and is currently a director. Mr. Hill is President and Director of The Zonia Company, an Arizona real estate development company. Mr. Hill is the founder and President of Geowest Corporation, which is involved in the development of a solid waste construction and demolition landfill. In 1988 Mr. Hill founded Citizens Recycle & Collection, a solid waste hauling and Transfer Company, which was acquired by Waste Management, Inc. in 1996.

     Mark A Muzzin was appointed a director of the Company on November 16, 2005. Mr Muzzin has had over 20 years of commercial experience and holds a B.A. degree from Latrobe University, Melbourne, Australia. His career commenced in the mid eighties for a London stock broking firm and has consulted for two of the major banks in Australia in the share custodian area. He has been involved in capital raising activities for resource companies in Australia and is a consultant for various oil and gas companies. He is President of Rocky Mountain Minerals, Inc and is a director of Goldsborough Limited, and is a director in a number of Australian private companies. Mr Muzzin is a member of the Petroleum Exploration Society of Australia.


Board/Committee Matters
-----------------------

     The Company does not currently maintain separate standing committees, including an Audit, Nominating or Compensation Committee, of the Board of Directors, because of the small size of the Board and of the Company. As a result, the entire Board of Directors acts as these Committees for the purpose of overseeing these functions, including the Company's accounting and financial reporting processes, and the audits of the financial statements by our independent registered public accounting firm.

Board Attendance
----------------

     The Board of Directors met six times during the year ended December 31, 2006. During 2006, each of the directors attended at least 100% of the total number of meetings of the Board of Directors. It is the Company's policy that, absent unusual or unforeseen circumstances, all of the directors are expected to attend annual meetings of stockholders. All of the directors attended the Company's 2006 Annual Meeting of Stockholders held on July 28, 2006.

Audit Committee Financial Expert
--------------------------------

     We do not have an audit committee financial expert serving on our Board of Directors because no current member of the Board has the requisite experience and education to qualify as an audit committee financial expert as defined in
Item 401 of Regulation S-B and because we are a start up oil and gas exploration company with limited revenues to date. However, in the future, the current members of the Board intend to consider such qualifications in making future nominations of persons to join our Board of Directors.

Report of the Board, Acting as the Audit Committee
--------------------------------------------------

     The Board of Directors, acting as the Audit Committee, has prepared the following report for inclusion in this Annual Report. The Board has the responsibility for reviewing the Company's accounting practices, internal accounting controls and financial results and is responsible for the engagement of the Company's independent auditors. The Board met six times in 2006 and has reviewed and discussed the audited financial statements with the Company's management.

     The Board has discussed with the independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU
Section 380), as may be modified or supplemented.

     The Board has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent auditors the independent auditors' independence.

     Based on the review and discussions referred to in the foregoing three paragraphs, the Board of Directors determined that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

                                                 E. Geoffrey Albers Mark A.
                                                 Muzzin W. Ray Hill

Dated:  March 29, 2007


THIS REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED TO BE FILED UNDER SUCH ACTS.

Code of Ethics
--------------

     The Board of Directors on March 29, 2007, adopted a code of ethics for the Company's principal executive, financial and accounting officers. (See Exhibit
21).

     The Code has created written standards that require accountability for adherence to the code and have been designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. The code requires full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission and in other public communications. The code includes requirements for compliance with applicable governmental laws, rules and regulations and the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code.

     The Company has posted the text of such code of ethics on its Internet website, which is www.ausoil.com.

     The Company will provide to any person without charge, upon request, a copy of such code of ethics. The Code is available by written request to the Company at its address 2480 North Tolemac Way, Prescott, Arizona 86305, United States of America or by email to admin@ausoil.com.

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

     Based solely upon a review of Forms 3 and 4 furnished to the Company, the Company is not aware of any director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, except that Mr E.G. Albers on March 5, 2007 reported the acquisition of 2,000,000 shares of common stock issued by the Company on January 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

     Compensation awarded to, earned by, or paid to our sole executive officer whose compensation exceeded $100,000.

                       Summary Compensation Table for 2006


Name and Principal Position Year   Salary      Stock Awards      Total
                                    ($)            ($) *          ($)
--------------------------- ---- ----------- ---------------- -----------
        E.G. Albers         2006    NIL          $200,000      $200,000
           (PEO)
  President and Treasurer
                            2005    NIL          $250,000      $250,000
--------------------------- ---- ----------- ---------------- -----------

* This amount is the SFAS 123(R) grant date fair value of the shares issued.

     All other tables regarding executive officer compensation have been omitted as inapplicable.

     Our directors are not compensated for their service on the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of December 31, 2006, certain information with respect to the beneficial ownership of shares of common stock by (i) any officer of our company, (ii) each director of our company, (iii) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, and (iv) our directors and executive officers as a group.

                                           Number
Beneficial Owner                        of Shares (1)     Percent of Class (2)
----------------                        -------------     --------------------

Ernest Geoffrey Albers (3)               19,900,003              58.70

William Ray Hill                            100,000               0.29

Mark Anthony Muzzin                          0                    0

All executive officers and               20,000,003             58.99%
directors as a group (3 persons)

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

(2) Percentages are based upon the total 33,900,531 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

(3) Includes shares of common stock registered in the names of Mr. Albers' family members and affiliates.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is information regarding transactions involving the Company and executive officers, directors and significant shareholders of the Company during the most recent fiscal year and for the prior fiscal year.

     Some of our directors and officers are engaged in various aspects of oil and gas exploration and development for their own account and through other entities in which they are directors and or shareholders. Furthermore, as described in this Item 12, certain of our directors and officers are involved in transactions with the Company. We have no policy prohibiting, nor does our Certificate of Incorporation prohibit, transactions between the Company and our officers and directors. We may enter into cost-sharing arrangements with respect to geological investigations, seismic acquisition and drilling of our properties. Directors and officers may participate, from time to time, in these arrangements and such transactions may be on a non-promoted basis (actual costs), or on a promoted basis, but must be approved by a majority of the disinterested directors of the Board of Directors.

     With respect to Mr E.G. Albers, President, Treasurer and a director of AOGC and each of its subsidiaries including Gascorp, Alpha and Nations, transactions were entered into, in relation to:

     * Great Missenden Holdings Pty Ltd: Mr. Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at December 31, 2006, an amount of $64,000 had been drawn down pursuant to the $100,000 Line of Credit, which were converted into these Series II Notes. A total charge of $26,010 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the year 2006.

     * Setright Oil & Gas Pty Ltd: Mr Albers is a director and shareholder of Setright Oil & Gas Pty Ltd. For the year ended December 31, 2006, Setright Oil & Gas Pty Ltd charged the Company $47,485 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock. AOGC's subsidiaries have the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

     * Vulcan Joint Venture: With regard to exploration permits ACP/33, ACP/35 and AC/P39 (Vulcan Joint Venture), Mr. Albers is a director and shareholder in each the joint venture participants; namely National Gas Australia Pty Ltd, National Gas Australia Pty Ltd, Natural Gas Corporation Pty Ltd and Auralandia N.L. Expenditure incurred during this period by National Gas Australia Pty Ltd (in which Mr Albers is the sole shareholder and sole director) in relation to the acquisition and processing of the 124 km2 Oliver 3D Seismic Surveys in AC/P33 was in the order of $2,950,000. Further expenditure in the order of $1,750,000 was incurred during this period by National Gas Australia Pty Ltd in relation to the reprocessing of the Onnia Seismic Surveys in AC/P35 and AC/P39. As a result of incurring these expenditures, National Gas Australia Pty Ltd has earned a 25% interest in each of AC/P33, AC/P35 and AC/P39 (Vulcan Joint Venture), 5% of which was earned from AOGC subsidiary, Alpha.

     * Browse Joint Venture: With regard to the remaining permits of the Browse Joint Venture (WA-332-P, WA-333-P and WA-342-P), Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd and Hawkestone Oil Pty Ltd. He is a major shareholder in the parent company of Goldsborough Energy Pty Ltd. All of these companies are the holders of the Browse Joint Venture.

     * National Gas Consortium. With regard to the National Gas Consortium (NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72), Mr. Albers is a director and shareholder in each of National Gas Australia Pty Ltd, National Oil & Gas Pty Ltd, and Australian Natural Gas Pty Ltd. Expenditure incurred during this period by National Gas Australia Pty Ltd (in which Mr Albers is the sole shareholder and sole director) in relation to the acquisition of the 887 line km Sunshine Seismic Survey is in the order of $850,000. Further expenditure incurred during this period by National Gas Australia Pty Ltd in relation to the acquisition of the 3,291 line km Kurrajong 2D Seismic Survey is in the order of $3,000,000. As a result of incurring this expenditure, National Gas Australia Pty Ltd has earned a 20% interest in each of NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72, (National Gas Consortium), of which 6% was earned from Nations.

     * NT/P70 Joint Venture. With regard to the NT/P70 Joint Venture, Mr Albers is a director and shareholder in National Gas Australia Pty Ltd. Expenditure incurred during this period by National Gas Australia Pty Ltd (in which Mr E.G. Albers is the sole shareholder and sole director) in relation to the acquisition of the 795 line km Crocodile 2D Seismic Survey is in the order of $950,000. As a result of this expenditure, National Gas Australia Pty Ltd earned a 20% interest in NT/P70 from AOGC.

     With respect to Mr M.A. Muzzin, Vice President and Director of AOGC and a Director of its subsidiaries, Nations Natural Gas Pty Ltd and Alpha Oil & Natural Gas Pty Ltd. Mr. Muzzin is a director of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough Limited. Goldsborough Energy Pty Ltd holds a 10% interest in the Browse Joint Venture.

                                     PART IV

ITEM 13.EXHIBITS

EXHIBIT LIST

December 31, 2006

Exhibit
Number                              Description

3.1 Certificate of Incorporation of Australian Oil & Gas Corporation (incorporated by reference from Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended December 31, 2005).
3.2 By-Laws, as amended, of Australian Oil & Gas Corporation (incorporated by reference from Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 2005).
10.1 Sale and Purchase of Shares in Alpha Oil & Natural Gas Pty Ltd, dated as of April 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K dated July 17, 2006).
10.2 Amending Agreement to the Sale and Purchase of Shares in Alpha Oil & Natural Gas Pty Ltd, dated as of June 29, 2006 (incorporated by reference from Exhibit 10.2 to the Company's current report on Form 8-K dated July 17, 2006).
10.3 Sale and Purchase of Shares in Nations Natural Gas Pty Ltd, dated as of April 12, 2006 (incorporated by reference from Exhibit 10.3 to the Company's current report on Form 8-K dated July 17, 2006).
10.4 Amending Agreement to the Sale and Purchase of Shares in Nations Natural Gas Pty Ltd, dated as of June 29, 2006 (incorporated by reference from Exhibit 10.4 to the Company's current report on Form 8-K dated July 17, 2006).
10.5 Deed of Appointment between the Company and E.G. Albers, dated May 4, 2005 (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005).
10.6 Services Agreement between the Company and Setright Oil & Gas Pty. Ltd., dated as of May 4, 2005 (incorporated by reference from Exhibit
          10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005).
10.7 Agreement between the Company and E.G. Albers regarding the Issue of 2,000,000 Shares, dated January 31, 2007. *
14        Standards of Conduct of Australian Oil & Gas Corporation. *
21        List of Subsidiaries of Australian Oil & Gas Corporation. *
24.1      Certification of Secretary with respect to power of attorney. *
31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*    Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)  Audit Fees

     Our principal accountant, Demetrius & Company L.L.C., billed us aggregate fees in the amounts of approximately $28,244 and $12,400 respectively for the fiscal years ended 2006 and 2005. These amounts were billed for professional services that Demetrius & Company, L.L.C. provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years. An additional $13,000 was accrued at December 31, 2006 for services relating to the audit of the Form 10-KSB annual report.

(b)  Audit - Related Fees

     There were no fees billed to us for the fiscal year ended December 31, 2006 for assurance and other services related to the performance of the audit or review of our financial statements.

(c)  Tax Fees

     We paid approximately $3,405 in tax fees for the fiscal year ended December 31, 2006 for tax compliance, tax advice, and tax planning. For the year ended December 31, 2005, $1,500 was accrued for tax fees.

(d)  All Other Fees

     There were no other fees billed to us for the fiscal year ended December 31, 2006.

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

     The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Demetrius & Company LLC performing our audit for the 2005 and 2006 fiscal years.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

         Percentage of total fees paid to Demetrius & Company LLC
         Fiscal Year 2006

         Audit fees                         89%
         Audit-related fees                 Nil
         Tax fees                           11%
         All other fees                     Nil

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2007.


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

Name                      Title                           Date
----                      -----                           ----

/s/ E. Geoffrey Albers    President, Treasurer, Chief     29th day of March 2007
----------------------
E. Geoffrey Albers Financial Officer and Director


/s/ Mark A Muzzin         Director, Vice President        29th day of March 2007
------------------
Mark A Muzzin


/s/ W. Ray Hill           Director, Vice President        29th day of March 2007
------------------
W. Ray Hill

                              FINANCIAL STATEMENTS

Table of Contents

     Audit Report

     Consolidated Balance sheet - as at December 31, 2006

     Consolidated Statement of Operations for the period ending December 31,
     2006

     Consolidated Statement of Changes in Stockholders' Equity And Comprehensive Income for the period ending December 31, 2006

     Consolidated Statement of Cash Flows for the period ending December 31,
     2006

     Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Australian Oil & Gas Corporation (A Development Stage Enterprise)

We have audited the accompanying consolidated balance sheet of Australian Oil & Gas Corporation and subsidiaries (A Development Stage Enterprise) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended and the period from inception (August 6, 2003) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Oil & Gas Corporation and subsidiaries (A Development Stage Enterprise) as of December 31, 2006, and the results of their operations and their cash flows for each of the two years then ended and for the period from inception (August 6, 2003) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.





/s/ Demetrius & Company, L.L.C.
-------------------------------
Wayne, New Jersey
March 30, 2007

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)


                           CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)                                           12/31/06


ASSETS                                                                        $
Current assets:

Cash and cash equivalents                                                   734
Trade and other receivables                                                   3
                                                                           ----
       Total Current Assets                                                 737
                                                                           ----

Total Assets                                                                737
                                                                           ====

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Accounts payable and accrued expenses                                 22
       Accounts payable to director related entities (Note 6)                39
       Advances from director related entities                               11
       Income tax expense payable                                            26
                                                                           ----
       Total Current Liabilities                                             98
                                                                           ----
Non-current liabilities:

       Convertible Notes (Note 3)                                           276
                                                                           ----
       Total Non-current Liabilities                                        276
                                                                           ----
Total Liabilities                                                           374
                                                                           ====

Stockholders' Equity


Common stock, $0.001 par value; 75,000,000 shares authorized,
       35,900,531 and 29,800,528 shares issued and outstanding
       as of December 31, 2006 and 2005, respectively (Note 7)               28
       Capital in excess of par value                                       948
       Accumulated other Comprehensive Income                               155
       Deficit accumulated during the development stage                    (768)
                                                                           ----
       Total Stockholders' Equity                                           363
                                                                           ----

       Total Liabilities and Stockholders' Equity                           737
                                                                           ====

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the twelve months ended December 31, 2006 and
                  for the twelve months ended December 31, 2005
                for the period from inception (August 6, 2003) to
                                December 31, 2006

(Dollar amounts in thousands)

                                                 For the twelve   For the twelve           From
                                                   months ended     months ended   inception to
                                                   Dec 31, 2006     Dec 31, 2005   Dec 31, 2006
                                                              $                $              $
                                                    -----------      -----------    -----------
Expenses
    Compensation expense                                    200              250            450
    Currency exchange loss                                   14               --             14
    Exploration                                              77               --             77
    General and administrative                              149               50            344
    Interest                                                 34               21             55
    Merger and reorganization                                --               --            139
                                                    -----------      -----------    -----------
    Total operating expenses                                474              321          1,079
                                                    -----------      -----------    -----------
Loss before other income and extraordinary item            (474)            (321)        (1,079)
                                                    -----------      -----------    -----------

Other Income                                                 --
    Interest income                                          28               --             28
                                                    -----------      -----------    -----------
Loss before extraordinary item                             (446)            (321)        (1,051)

Extraordinary Items
    Gain on purchase of subsidiaries, net of tax            306               --            306
                                                    -----------      -----------    -----------
Loss before income taxes                                   (140)            (321)          (745)

Income tax provision                                         23               --             23
                                                    -----------      -----------    -----------
Net Loss                                                   (163)            (321)          (768)
                                                    ===========      ===========    ===========


Loss per Common Share:
Loss before extraordinary item                      $     (0.01)     $     (0.01)   $     (0.03)
Extraordinary item                                  $      0.01      $     (0.01)   $      0.01
Net Loss                                            $     (0.00)     $     (0.01)   $     (0.02)

Weighted average common share used in calculation    33,212,561       27,369,021     28,984,186
                                                    ===========      ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND
               COMPREHENSIVE INCOME For the period from inception
                      (August 6, 2003) to December 31, 2006

(Dollar amounts in thousands)

                                                      Common stock   Capital in Comprehensive      Deficit    Total
                                                                     excess of         Income  Accumulated   Equity
                                                                     par value                      during
                                                    Shares  Amount                             development
                                                                                                     stage
                                                                 $          $               $            $        $
                                                -------------------------------------------------------------------
Issuance of common stock:

To holders of unsecured claims against
Synergy Technology Corporation                   3,000,000

To equity holders of Synergy Technology
Corporation                                      4,800,528

To the Plan Funder to fund the
Plan of Reorganization                          19,500,000      20         55                                   75

Loss from operations                                                                                 (184)    (184)
                                                --------------------------------------------------------------------
    Balance, December 31, 2003                  27,300,528      20         55                        (184)    (109)

Loss from operations                                                                                 (100)    (100)
                                                -------------------------------------------------------------------

    Balance, December 31, 2004                  27,300,528      20         55                        (284)    (209)

To the Chairman as compensation                  2,500,000       2        248                                  250

Loss from operations                                                                                 (321)    (321)
                                               --------------------------------------------------------------------
    Balance, December 31, 2005                  29,800,528      22        303                        (605)    (280)

To the Chairman as compensation (Note 8)         2,000,000       2        198                                  200

Shares issued to acquire subsidiaries            4,100,003       4        447                                  451

Comprehensive Income -
Foreign currency translation adjustment                                                   155                  155
Loss from operations                                                                                 (163)    (163)
                                               --------------------------------------------------------------------
    Balance, December 31, 2006 (Note 8)         35,900,531      28        948             155        (768)     363
                                               ====================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS For the twelve months ended December 31, 2006, For the twelve months ended December
                 31, 2005,
         Cumulative from inception (August 6, 2003) to December 31, 2006

(Dollar amounts in thousands)
                                                                                                  From
                                                                  Dec 31, 2006  Dec 31, 2005 inception
                                                                             $           $           $
                                                                  ------------  ----------   ---------
Cash flows from operating activities:

Net loss                                                                 (163)       (321)       (768)

Adjustments for non-cash items:
    Compensation expense                                                   200         250         450
    Extraordinary Gain (net of tax)                                      (306)           -       (306)
                                                                      --------     -------     -------
                                                                         (269)        (71)       (624)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
    Change in assets and liabilities:

    Increase (decrease) in accounts payable                                (6)           9          15
    Decrease in accounts receivable                                          9           -           9
    Decrease in exploration assets                                           7           -           7
                                                                      --------     -------     -------
    Total adjustments                                                       10           9          31
                                                                      --------     -------     -------
    Net cash used in operating activities                                (259)        (62)       (593)

Cash flows from financing activities:

    Proceeds from the sale of Common stock - net                             -           -          75
    Proceeds from advance from director-related entities                   266         152         617
    Repayment of advance from director-related entities                  (429)           -       (429)
                                                                      --------     -------     -------
    Net cash (used in) provided by financing activities                  (163)         152         263
                                                                      --------     -------     -------
Cash flows from investing activities:

    Exploration expenditure                                                  -         (7)         (7)
    Advances to director related entities                                    -         (1)         (1)
    Cash from acquired subsidiaries                                      1,215           -       1,215
    Purchase of shares in director-related entities                      (112)        (74)       (186)
                                                                      --------     -------     -------
    Net cash provided by (used in) investing activities                  1,103        (82)       1,021
                                                                      --------     -------     -------

Increase in cash                                                           681           8         691
Cash and cash equivalents at beginning of period                            10           2           -
Effect of currency exchange rate fluctuations on cash held                  43           -          43
                                                                      --------     -------     -------
Cash and cash equivalents at end of period                                 734          10         734
                                                                      --------     -------     -------

Supplementary disclosure of non-cash financing activities.

Issuance of Stock (Note 8)                                                 451           -         451

 - Administration Fees charged by Setright Oil & Gas Pty Ltd                47          21          97
 - Interest charged by Great Missenden Holdings Pty Ltd (Note 5)            26          21          59



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 1:  ORGANIZATION

     Australian Oil & Gas Corporation (the Company or AOGC) was incorporated on August 6, 2003, and began operations on August 11, 2003 pursuant to the terms of a Plan of Reorganization (`Plan') of Synergy Technologies Corporation ("Synergy") and is considered to be a crude petroleum and natural gas company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of oil and gas exploration properties.

     The authorized capital stock of the AOGC consists of 75,000,000 shares of common stock (AOG Common Stock), $0.001 par value.

     The Company has two wholly owned, Delaware-incorporated US subsidiaries; Gascorp,Inc. and Nations LNG,inc. and two wholly owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd (Note 9).



NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company has adopted Fresh Start Accounting. All dollar amounts used herein refer to U.S. dollars unless otherwise indicated. These statements are prepared using Generally Accepted Accounting Principles of the Unites States of America. All significant transactions between the parent and consolidated affiliates have been eliminated.


Basis of consolidation

     The consolidated financial statements include all majority-owned subsidiaries over which we exercise control. Investments where we exercise significant influence but do not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.


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

     Proceeds from the sale of undeveloped properties are treated as a recovery of cost. Proceeds in excess of the capitalised cost realised in the sale of any such properties, if any, are to be recognized as gain to the extent of the excess.

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

Impairment of long-lived assets

     The Company will evaluate the potential impairment of long-lived assets in accordance with Statement of Financial Accounting standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will annually review the amount of recorded long-lived assets for impairment. If the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, the Company will recognize an impairment loss in such period.


Concentrations of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company will place its cash with high quality financial institutions.

NOTE 3:  INCOME TAXES

     The components of income tax expense related to income are as follows:

                                                                     2006
                                                                  -----------
                Current:
                  Federal                                                   1
                  States                                                   --
                  Foreign                                                  22
                                                                  -----------
                                                                           23
                Deferred:
                  Federal                                                  --
                  States                                                   --
                  Foreign                                                  --
                                                                  -----------

                                                                           23
                                                                  ===========

     The components of deferred income tax assets and liabilities at December 31, 2006 is as follows:

                                                                      2006
                                                                 -------------
                Deferred tax assets:
                Net operating                                    $ 20,247,500
                losses
                Amortization                                           17,555
                Valuation allowance                               (20,265,055)
                                                                 -------------
                Net deferred tax assets                          $         --
                Deferred tax liabilities:
                                                                 -------------

                Net deferred tax assets                          $         --
                                                                 =============


     As of December 31, 2005 and December 31, 2006 respectively, the Company had a U.S. Federal net operating loss carryforward of approximately $58.29 million and $57.85 million which will expire commencing 2017 through 2025, if not utilized. Under Internal Revenue Code Section 382, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined. Included in the $57.85 million of the net operating loss carryforward is approximately $77,000 available for carryforward without limitation.

     Management of the Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the net operating losses due to various changes in ownership over the past years.

NOTE 4:  BASIC LOSS PER COMMON SHARE

     Basic loss per common share is based on the weighted average number of shares of common stock issued from inception to December 31, 2006.



NOTE 5:  RELATED PARTY TRANSACTIONS

     Mr. E Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at December 31, 2006, an amount of $64,000 had been drawn down pursuant to the $100,000 Line of Credit, which were converted into these Series II Convertible Notes. A total charge of $26,010 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the year.

     We also have the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

     Mr. Albers is a director and shareholder in the joint venture participants with regard to exploration permits ACP/33, ACP/35 and AC/P39; namely National Gas Australia Pty Ltd, Natural Gas Corporation Pty Ltd and Auralandia N.L. Mr Muzzin is a shareholder in Auralandia N.L.

     With regard to the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd and Hawkestone Oil Pty Ltd. He is a major shareholder in the parent of Goldsborough Energy Pty Ltd. All of these companies are the holders of the Browse Joint Venture.

     Mr. Mark A Muzzin is a director of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough Limited.

     With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd.

     Expenditure incurred by National Gas Australia Pty Ltd has resulted in, National Gas Australia Pty Ltd earning a 20% interest in each of NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72, (National Gas Consortium), of which 6% was earned from Nations.

     As a result of incurring expenditures, National Gas Australia Pty Ltd has earned a 25% interest in each of AC/P33, AC/P35 and AC/P39 (Vulcan Joint Venture), 5% of which was earned from AOGC subsidiary, Alpha.

     Mr Albers is a director and shareholder of Setright Oil & Gas Pty Ltd. For the year ended December 31, 2006, Setright Oil & Gas Pty Ltd charged the Company $47,485 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock. AOGC's subsidiaries have the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

NOTE 6:  LIABILITIES TO DIRECTOR RELATED ENTITIES

     At December 31, 2006, the Company recorded a liability to Setright Oil & Gas Pty Ltd of $39,180.

NOTE 7:  COMMON STOCK

     On the effective date of the Plan the following changes in common stock were effected:

     o the issuance of 19,500,000 shares of AOGC Common Stock to the nominees of Great Missenden Holdings Pty Ltd in consideration of supplying funding for the Plan (herein referred to as the "Plan Funder") and its agreement to contribute up to $150,000 in loan funds to AOGC during the two-year period after the effective date of the Plan.

     o    the issuance of 4,800,550 shares of AOGC Common Stock on the basis of
          (1) share of AOG Common Stock for every ten (10) shares of common stock of Synergy;

     o the issuance of an aggregate of 3,000,000 shares of AOGC Common Stock to all holders of Synergy general unsecured claims on the basis of .86299 of one share for each dollar of the amount of allowed unsecured claims.

     o On December 22, 2005, 2,500,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2005 Form 10-KSB.

     o On April 12, 2006, 4,100,003 shares of Common stock were issued to acquire all the shares of Nations Natural Gas Pty Ltd and the remaining shares of Alpha Natural Oil & Gas Pty Ltd. (Filed as an exhibit to the 2005 Form 10-KSB).


NOTE 8:  SUBSEQUENT EVENTS

     o On January 31, 2007, 2,000,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2005 Form10-KSB.

     o For the reporting purposes, Common Stock on Issue of 35,900,528 as of December 31, 2006 includes 2,000,000 shares awarded to Mr. E. Geoffrey Albers as compensation for the year ended December 31, 2006.

NOTE 9:  ACQUISITION OF SUBSIDIARIES

     On April 12, 2006, AOGC completed the acquisitions of each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies incorporated in Australia. A director of AOGC, Mr. E. Geoffrey Albers, is a director and or shareholder of each of the vendors of shares in Nations and Alpha.

     The purchase of Nations was made in order to acquire an interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received 2,100,001 shares of common stock in AOGC and have received AUD$50,000 as consideration for Nations.

     The purchase of Alpha was made in order to acquire an interest in the Browse Joint Venture, then being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha have received 2,000,002 shares of common stock in AOGC and the payment of AUD$100,000. Prior to the agreement between AOGC and Alpha being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P for an amount substantially in excess of book value. The settlement funds have been received by Alpha and are incorporated in settlement funds available to AOGC through its new wholly owned subsidiary, Alpha. The consolidated statement of operations for each of the two years then ended are presented in Note 12.


NOTE 10: COMPREHENSIVE INCOME

     Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

     The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is Australian F-10 dollars. The comprehensive income of $155,000 disclosed in the consolidated balance sheet is the foreign currency exchange gain on converting the subsidiaries' balance sheets and income statements to US dollars for consolidation purposes.


NOTE 11: COMMITMENTS AND CONTINGENCIES

     The Company is without insurance pertaining to various potential risks with respect to its properties, including general liability, because it is presently not able to obtain insurance for such risks at rates and on terms, which it considers reasonable. The financial position of the Company in future periods will be adversely affected if uninsured losses were to be incurred.


NOTE 12: PROFORMA FINANCIAL STATEMENTS

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                December 31, 2005


                                                                            Pro Forma
                                        AOGC         Alpha       Nations     Combined
                                           $             $             $            $

                                    --------      --------      --------     --------
Revenues                                  --            --            --           --
Expenses                             320,997         8,631         4,758      334,386
                                    --------      --------      --------     --------

Loss before income tax expense     (320,997)       (8,631)        (4,758)    (334,386)
Income tax expense                        --            --            --           --
                                    --------      --------      --------     --------
Net loss after income
tax expense                        (320,997)       (8,631)        (4,758)    (334,386)
                                    --------      --------      --------     --------


Loss per common share                 (0.01)                                    (0.01)
                                       =====                                     =====

Weighted average number of        29,800,528                               29,800,528
                                  ==========                               ==========




                        Australian Oil & Gas Corporation
                        (a development stage enterprise)

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                December 31, 2006



                                                                                     Pro Forma    Pro Forma
                                                AOGC         Alpha       Nations    Adjustment     Combined
                                                   $             $             $             $            $

Revenues                                   1,160,452     1,290,819             -     ($853,432)   1,597,839
Expenses                                     371,278       918,228        38,462     ($853,432)     474,536
                                            --------      --------      --------      --------     --------

Profit (loss) before income
tax expense                                  789,174       372,591       (38,462)           --    1,123,303
Income tax expense                                --        22,766             -            --       22,766
                                            --------      --------      --------      --------     --------
Net profit (loss) from after
income tax expense                           789,174       349,825       (38,462)           --    1,100,537
                                            --------      --------      --------      --------     --------

Earnings per common share                     (0.02)                                                   0.03
                                              ======                                                   ====

Weighted average number of
Shares outstanding                        33,212,561                                             33,212,561
                                          ==========                                             ==========

     *    Less than $.01 per share


                        Australian Oil & Gas Corporation
                        (a development stage enterprise)

      NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 1 - ACQUISITION

On April 12, 2006 AOGC completed its acquisition of a hundred percent acquisition of the shares of Alpha Oil and Natural Gas Pty Limited (Alpha) and Nations Natural Gas Pty Limited. Both companies are incorporated and domiciled in Australia. Each of the pro-forma condensed consolidated statement of operations on F-11 - F-12 have been presented as if the acquisition of the subsidiaries had occurred by the commencement of the period covered by the financial statement.

NOTE 12 - PRO FORMA ADJUSTMENTS

The pro-forma adjustment arising on the consolidation is due to the elimination of AOGC management fees totalling $853,432 incurred by Alpha in the year to December 31, 2006.