Form 10QSB
period 2007-03-31
AUSTRALIAN OIL & GAS CORP
filed 2007-05-15
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934

     For the quarterly period ended: March 31, 2007

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______ to _____

                        Commission file number 000-26721

                        AUSTRALIAN OIL & GAS CORPORATION
                        --------------------------------
             (Exact name of Registrant as Specified in its Charter)


           Delaware                                    84-1379164
           --------                                    ----------
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

35,900,531 shares of common stock, $0.001 par value, as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [ x ]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

                 For the Quarterly Period Ended: March 31, 2007


                          Part 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as at March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

         Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2007 (Unaudited)

         Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2007 (Unaudited)

         Notes to Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures


                           Part 11. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation

                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS
           March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

                                     ASSETS

(Dollar amounts in thousands)                             As at 3/31/07  As at 12/31/06
                                                            (Unaudited)       (Audited)
                                                                      $               $
Current assets:
       Cash and cash equivalents                                    701            734
       Other receivables                                             --              3
                                                                   ----           ----
       Total Current Assets                                         701            737
                                                                   ----           ----
Total Assets                                                        701            737
                                                                   ====           ====

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Trade and other payables                                     113             22
       Payables to director related entities                         73             50
       Income tax expense payable                                     1             26
                                                                   ----           ----
       Total Current Liabilities                                    187             98
                                                                   ----           ----
Non-current liabilities:
       Convertible Notes                                            283            276
                                                                   ----           ----
       Total Non-current Liabilities                                283            276
                                                                   ----           ----
Total Liabilities                                                   470            374
                                                                   ====           ====

Stockholders' Equity

Common stock, $0.001 par value;75,000,000 shares authorized,
       35,900,531 shares issued and outstanding                      28             28
       Capital in excess of par value                               948            948
       Accumulated other Comprehensive Income                       195            155
       Deficit accumulated during the development stage            (940)          (768)
                                                                   ----           ----
       Total Stockholders' Equity                                   231            363
                                                                   ----           ----

       Total Liabilities and Stockholders' Equity                   701            737
                                                                   ====           ====



  The accompanying notes are an integral part of these consolidated financial statements.




                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                    CONSOLIDATED STATEMENT OF OPERATIONS For
                 the three months ended March 31, 2007 and 2006
        for the period from inception (August 6, 2003) to March 31, 2007

(Dollar amounts in thousands)

                                                  For the three   For the three     From months
                                                   ended months ended inception to Mar 31, 2007
                                                   Mar 31, 2006    Mar 31, 2007
                                                              $               $               $
Expenses
    Compensation expense                                     41              50             491
    Exploration                                             106               -             183
    General and administrative                               25              13             369
    Interest                                                  7               6              62
    Currency exchange loss                                    -               -              60
    Merger and reorganization                                 -               -             139
                                                     ----------      ----------      ----------
    Total operating expenses                                179              69           1,304
                                                     ----------      ----------      ----------
Loss before other income and extraordinary item           (179)            (69)         (1,304)
                                                     ----------      ----------      ----------

Other Income                                                                  -
    Interest income                                           7               -              35
                                                     ----------      ----------      ----------
Loss before extraordinary item                            (172)            (69)         (1,269)

Extraordinary Items
    Gain on purchase of subsidiaries, net of tax              -               -             306
                                                     ----------      ----------      ----------
Loss before income taxes                                  (172)            (69)           (963)

Income tax provision                                          -               -              23
                                                     ----------      ----------      ----------
Net Loss                                                  (172)            (69)           (940)
                                                     ==========      ==========      ==========


Loss per Common Share:
Loss before extraordinary item                           $ 0.00          $ 0.00        $ (0.04)
Extraordinary item                                       $ 0.00          $ 0.00          $ 0.01
Net Loss                                                 $ 0.00          $ 0.00        $ (0.03)

Weighted average common share used in calculation    34,709,804      29,800,528      29,425,283
                                                     ==========      ==========      ==========


        The accompanying notes are an integral part of these consolidated financial statements.




                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS for
           the three months ended March 31, 2007 and 2006 (Unaudited)
      and for the cumulative period from August 6, 2003 (Date of Inception)
                         to March 31, 2007 (Unaudited)

(Dollar amounts in thousands - except per share data)
                                                          For the three      For the three   Cumulative period
                                                           months ended       months ended   from inception to
                                                         March 31, 2007     March 31, 2006      March 31, 2007
                                                                      $                  $                   $
Cash flows from operating activities:
Net loss                                                          (172)               (69)               (940)
Adjustments for non-cash items:
    Compensation expense                                             41                  -                 491
    Increase in convertible notes                                     7                  6                  71
    Extraordinary Gain (net of tax)                                   -                  -               (306)
                                                              ---------           --------              ------
                                                                  (124)               (63)               (684)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Change in assets and liabilities:
    Decrease in receivables                                           3                  -                  12
    Decrease in income tax payable                                 (24)                  -                (24)
    Increase in accrued expenses and payables                         9                 68                  24
                                                                  -----              -----               -----
    Total adjustments                                              (12)                 68                  12

    Net cash provided by (used in) operating activities           (136)                  5               (677)
                                                                  -----              -----               -----
Cash flows from investing activities:
Cash from acquired subsidiary                                         -                  -               1,215
Purchase of shares in director-related entities                       -                  -               (186)
                                                                  -----              -----               -----
Net cash from/(used in) investing activities                          -                  -               1,029
                                                                  -----              -----               -----
Cash flows from financing activities:
Payments from director-related entities                               -                  -                 617
Payments to director-related entities                                 -                  -               (430)
Proceeds from the sale of common stock - net                          -                  -                  75
                                                                  -----              -----               -----

Net cash provided by financing activities                             -                  -                 262
                                                                  -----              -----               -----

Increase/ (decrease) in cash                                      (136)                  5                 614
Cash and cash equivalents at beginning of period                    734                 10                   -
Effect of currency exchange rate fluctuations on cash held          103                  -                  87
                                                                  -----              -----               -----

Cash and cash equivalents at end of period                          701                 15                 701
                                                                  =====              =====               =====
Supplemental disclosure of non-cash activities:

Great Missenden Holdings Pty Ltd charged:-
Administration Fees                                                  15                  -                 112
Interest                                                              7                  6                  66
Compensation awarded to EG Albers                                    41                  -                 450
Issuance of Stock                                                     -                  -                 451


        The accompanying notes are an integral part of these consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (a development stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

The Company has two wholly owned, Delaware-incorporated US subsidiaries; Gascorp,Inc. and Nations LNG, inc.and two wholly owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

The authorized capital stock of the Australian Oil & Gas Corporation consists of 75,000,000 shares of common stock, $0.001 par value.

Note 2:  Related Party Transactions

Mr. E Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at March 31, 2007, an amount of $71,000 had been drawn down pursuant to the $100,000 Line of Credit, which were converted into these Series II Convertible Notes. Great Missenden Holdings Pty Ltd charged $6,822 for interest on all advances and $5,128 for corporate services during the quarter. Setright Oil & Gas Pty Ltd charged the Company $15,015 during the quarter for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately.

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

With regard to the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd and Exoil Limited, the parent of Hawkestone Oil Pty Ltd. He is a major shareholder in the parent of Goldsborough Energy Pty Ltd. All of these companies are the holders of the Browse Joint Venture.

Mr. Mark A Muzzin is a director of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough Limited and is a shareholder in Exoil Limited, the parent of Hawkestone Oil Pty Ltd.

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

Note 3: Current Liabilities

At March 31, 2007 the Company recorded a liability to Setright Oil & Gas Pty Ltd and Great Missenden Holdings Pty Ltd of $15,015 and $5,128, respectively, as set out in Note 2 Related Party Transaction.

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

Vulcan Joint Venture

     Our wholly owned subsidiary, Alpha Oil & Natural Gas Pty Ltd, following farmout of seismic commitments to National Gas Australia Pty Ltd (NGA), (see below) now holds a 15% interest in the permits, AC/P33, AC/P35 and AC/P39 in joint venture with its affiliates; NGA (25%), Natural Gas Corporation Pty Ltd
(NGC) (30%) and Auralandia N.L. (Auralandia) (30%), the designated Operator. The permits are within the territory of Ashmore and Cartier Islands, an Australian offshore territory.

     Geologically, AC/P33, AC/P35 and AC/P39 are located on the eastern margin of the Vulcan Sub-basin; one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia.

     AC/P33 includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and abandoned Oliver-1 well. AC/P33 comprises five graticular blocks, totaling approximately 400 km(2) (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants have obtained a range of existing reports and open file seismic data and have mapped, interpreted and revised analyses and concepts for the area. The joint venture has carried out enhancement of existing seismic data around the Oliver feature, and has examined various techniques for the potential use to provide direct hydrocarbon indicators. As a result of the farmout to NGA, the joint venture has acquired 124 km(2) (acres) of new high quality enhanced parameter 3D seismic survey, known as the Oliver 3D Seismic Survey. The survey was conducted over the Oliver feature and part of its extension to the east. Should the joint venture so decide, it can elect to enter the second three years of the initial permit and drill one exploration well and perform further interpretational work. Active geological and geophysical evaluation of the permit continues including processing of the Oliver Seismic Survey and reprocessing of part of the immediately adjacent Onnia 3D Seismic Survey in the vicinity of the Oliver-1 well.

     AC/P35 is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totaling approximately 3,410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. In the first three years of the initial 6-year term of the AC/P35 permit, we plan to obtain a range of pertinent existing reports and open file seismic data. In the third year, we presently plan to shoot 250 km(2) of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. Geological evaluation of the permit is continuing, including the reprocessing of approximately 1,750 km(2) of previously acquired 3D seismic over AC/P35.

     AC/P39 is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we plan to obtain a range of existing reports and open file seismic data. In the third year, we plan to drill one exploration well. Geological evaluation of the permit is continuing, including the re-processing of approximately 920 km(2) of previously acquired 3D seismic over AC/P39.

     Gascorp, Inc. on May 15, 2006 agreed to farmout 5% of its 20% interest in each of the Vulcan Joint Venture Permits to National Gas Australia Pty Ltd (leaving Gascorp with a 15% interest) in return for the acquisition and funding of Gascorp's 20% share of the new Oliver 3D seismic survey of approximately 124 km(2) and the funding of the reprocessing of approximately 2,800 km(2) of existing 3D data. The cost of the Company's share of the Oliver survey has been met entirely by National Gas Australia Pty Ltd.

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

     The now remaining Permits of the Browse Joint Venture WA-332-P, WA-333-P and WA-341-P are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 9,460 km(2) (2,336,620 acres).

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

     Last year the Browse Joint Venture completed the shooting of the Braveheart seismic survey of approximately 1,949 line km of new 2D seismic survey over these Browse Joint venture permits

     In the first three year term of the Permits, the Browse Joint Venture committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This included approximately 1,100 km(2) of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. Approximately 1,000 km(2) of this 3D data set is being reprocessed. The data sets will be integrated with the acquisition and processing of the recent 1949 line km Braveheart 2D seismic survey to infill the existing grid of data, with lead specific coverage. Should the Browse Joint Venture so decide, it can elect to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Active geological and geophysical evaluation of all of the Browse Joint Venture Permits is continuing, with special studies having been carried out in respect to the undeveloped Cornea oil and gas accumulation.

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

     We have obtained a range of pertinent existing reports and open file seismic data and, with this data, have mapped, interpreted and revised analyses and concepts for the area. We presently plan to shoot 300 km(2) of 3D seismic survey, following interpretation of the 800 line km Crocodile 2D seismic survey acquired during the year. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit.

NT/P73

     On March 27, 2007, the Australian Government granted to our subsidiary, Alpha, a petroleum exploration permit, NT/P73, for an initial 6-year term. The Company holds a 100% interest in the permit. NT/P73 is located to the immediate south west of NT/P70 and covers an area of 6,815 km(2) (1,683,300 acres). The Barossa and Caldita gas accumulations are located to the west of the NT/P73 permit area.

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

Management    The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company has entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board has agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, the Company issued 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005. A further 2,000,000 shares of Common Stock were issued to him for his services for the period from January 1, 2006 to December 31, 2006 (the financial statements for the quarter have accrued $41,250 representing a pro-rata amount of this compensation). A further 1,500,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2007 to December 31, 2007.

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

Item 3.  Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

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

         No Reports on Form 8-K were filed during the quarter.


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

                                            AUSTRALIAN OIL & GAS CORPORATION

                                            By:  /s/ E. Geoffrey Albers
                                                 ----------------------
                                            E. Geoffrey Albers,
                                            Chief Executive Officer and
                                            Chief Financial Officer
May 14, 2007