Form 10QSB
period 2007-06-30
AUSTRALIAN OIL & GAS CORP
filed 2007-08-15
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934

     For the quarterly period ended: June 30, 2007

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

35,900,531 shares of common stock, $0.001 par value, as of June 30, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [ x ]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

                  For the Quarterly Period Ended: June 30, 2007


                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as at June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

         Consolidated Statements of Operations for the six months ended June 30, 2007, three months ended June 30, 2007 and 2006 (Unaudited) and the equivalent cumulative period for 2005 (unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2007 (Unaudited)

         Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2007
         (Unaudited)

         Notes to Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures


                           Part II. OTHER INFORMATION


Signatures


Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation

                        (an exploration stage enterprise)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

(Dollar amounts in thousands)                             As at 6/30/07  As at 12/31/06
                                                            (Unaudited)       (Audited)
                                                             ---------     -----------
Current assets:
       Cash and cash equivalents                                    606          734
       Other receivables                                              1            3
                                                                 ------       ------
       Total Current Assets                                         607          737
                                                                 ------       ------
Total Assets                                                        607          737
                                                                 ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable (Note 4)                                    114           22
       Income tax expense payable                                     1           26
       Payables to director related entities                         --           50
                                                                 ------       ------
       Total Current Liabilities                                    115           98
                                                                 ------       ------
Non-current liabilities:
       Convertible Notes                                            290          276
                                                                 ------       ------
       Total Non-current Liabilities                                290          276
                                                                 ------       ------
Total Liabilities                                                   405          374
                                                                 ======       ======

Stockholders' Equity

Common stock, $0.001 par value; 75,000,000 shares authorized
       36,650,531 and 35,900,531shares issued and outstanding        28           28
       As of June 30, 2007 and December 31, 2006, respectively
Capital in excess of par value                                      948          948
       Accumulated Other Comprehensive Income                       226          155
       Deficit accumulated during the exploration stage          (1,000)        (768)
                                                                 ------       ------
       Total Stockholders' Equity                                   202          363
                                                                 ------       ------

       Total Liabilities and Stockholders' Equity                   607          737
                                                                 ======       ======



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation

                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(Dollar amounts in thousands -except per share data)

                                                          For the        For the       For the          For the    Cumulative
                                                              six            six         three            three        period
                                                           months         months        months           months      from Aug.
                                                            ended          ended         ended            ended       6, 2003
                                                          June 30,       June 30,      June 30,         June 30,     (Date of
                                                             2007           2006          2007             2006     Inception)
                                                                                                        to June
                                                                                                       30, 2007
                                                      -----------    -----------    -----------    ------------   -----------
Expenses
   General and administrative                                 118             69             73              24           687
   Merger and reorganisation                                   --             --             --              --           139
   Exploration                                                114            110             20              60           416
                                                      -----------    -----------    -----------    ------------   -----------

Total operating expenses                                      232            179             93              84         1,242
                                                      -----------    -----------    -----------    ------------   -----------

Net loss before other income and extraordinary item          (232)          (179)           (93)            (84)       (1,242)
                                                      -----------    -----------    -----------    ------------   -----------

Other Income and Expense
   Currency exchange gain /(loss)                              --             --             --                            --
   Interest income                                             14              9              7               9            42
   Interest expense                                           (14)            --             (7)                           --
                                                      -----------    -----------    -----------    ------------   -----------
                                                                                                                          (69)

Loss before extraordinary item                               (232)          (170)           (93)            (75)       (1,283)
                                                      -----------    -----------    -----------    ------------   -----------

Extraordinary Items
   Gain on purchase of subsidiaries,  net of tax               --            306             --              --           306
                                                      -----------    -----------    -----------    ------------   -----------

   Net income / (loss) before income taxes                   (232)           136            (93)            (75)         (977)

Income tax provision                                           --             --             --              --            23
                                                      -----------    -----------    -----------    ------------   -----------

Net income/ (loss)                                           (232)           136            (93)            (75)        (1000)
                                                      ===========    ===========    ===========    ============   ===========

Income/ (Loss) per common share                       $      (.01)   $      (.01)          $(-)    $(-)           $      (.04)
                                                      ===========    ===========    ===========    ============   ===========

   Extraordinary item                                          $-    $       .01           $(-)    $(-)           $       .01
                                                      ===========    ===========    ===========    ============   ===========

    Net income / (loss)                               $      (.01)            $-           $(-)    $(-)           $      (.03)
                                                      ===========    ===========    ===========    ============   ===========

Weighted average common share used in calculation      36,092,175     31,866,828     36,279,652    31,866,8287     29,835,192
                                                      ===========    ===========    ===========    ============   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollar amounts in thousands)
                                                           For the six     For the six   Cumulative period
                                                          months ended    months ended   from inception to
                                                         June 30, 2007   June 30, 2006       June 30, 2007
                                                                     $               $                   $
                                                             ---------    ------------    ---------------
Cash flows from operating activities:
Net income / (loss)                                               (232)            136              (1000)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
    Extraordinary Gain (Note 8)                                     --            (306)              (306)
    Issuance of convertible notes                                  (14)             --                (78)
    Stock based compensation                                        83             110                533
    Increase (decrease in cash) from changes in:
    Increase in accrued expenses and payables                      (44)            196                (29)
    Decrease in receivables                                          1              --                 10
    Decrease in other assets                                        --               5                  7
                                                             ---------    ------------    ---------------

    Net cash provided by (used in) operating activities           (206)            141               (863)
                                                             ---------    ------------    ---------------
Cash flows from investing activities:
Cash of acquired subsidiaries                                       --             782               1215
Acquisition of subsidiaries                                         --            (112)              (186)
                                                             ---------    ------------    ---------------
Net cash provided by (used in) investing activities                 --             670              1,029
                                                             ---------    ------------    ---------------
Cash flows from financing activities:
Advances from director-related entities                             43               3                660
Repayment of advances from director-related entities               (36)             --               (409)
Proceeds from sale of Common Stock - net                            --              --                 75
                                                             ---------    ------------    ---------------

Net cash provided by financing activities                            7               3                326
                                                             ---------    ------------    ---------------

Increase/(decrease) in cash                                       (199)            814                492
Cash and cash equivalents at beginning of period                   734              10                 --
Effect of currency exchange rate fluctuations on cash held          71              --                114
                                                             ---------    ------------    ---------------
Cash and cash equivalents at end of period                         606             824                606
                                                             =========    ============    ===============
Supplemental disclosure of non-cash activities

Administration Fees                                                 --              --                 97
Interest expense                                                    14              12                 43
Issuance of Stock                                                   --             410                451

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 1:  Organization

Australian Oil & Gas Corporation (the Company) was incorporated in Delaware on August 6, 2003, and began operations on August 11, 2003 and is considered to be a crude petroleum and natural gas company in the exploratory stage as defined by SFAS No. 7. Since inception it has been engaged in the assessment of oil and gas exploration properties.

The Company has two wholly owned, Delaware-incorporated US subsidiaries; Gascorp, Inc. and Nations LNG, Inc. and two wholly owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

On April 12, 2006, Australian Oil & Gas Corporation (AOGC) completed the acquisitions of each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies incorporated in Australia. A director of AOGC, Mr EG Albers, is a director and or shareholder of each of the vendors of shares in Nations and Alpha.

The purchase of Nations was made in order to acquire 30% interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations received 2,100,001 shares of common stock in AOGC and AUD$50,000 as consideration for Nations.

The purchase of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P and WA-342-P. The shareholders of Alpha received 2,000,002 shares of common stock in AOGC and AUD$100,000 for consideration for Alpha.

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of Australian Oil and Gas Corporation and its wholly owned subsidiaries Alpha and Nations. For reporting purposes, the subsidiaries were first included in the consolidated entity as at 31 March 2006.

Note 3:  Related Party Transactions

Mr. E Geoffrey Albers, the Chairman and President of AOGC, is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at June 30, 2007, an amount of $78,000 had been drawn down pursuant to the $100,000 Line of Credit, which were converted into these Series II Convertible Notes. Great Missenden Holdings Pty Ltd charged $7,068 for interest on all advances and $11,203 for technical workstations during the quarter. Setright Oil & Gas Pty Ltd charged the Company $10,795 during the quarter for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately.

We also have the use of premises in Australia at Level 25, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

Mr. Albers is a director and shareholder in the joint venture participants with Alpha Oil & Natural Gas Pty Ltd (Alpha) with regard to exploration permits ACP/33, ACP/35 and AC/P39; namely National Gas Australia Pty Ltd, Natural Gas Corporation Pty Ltd and Auralandia N.L. Mr Muzzin is a shareholder in Auralandia N.L. As a result of incurring expenditures, National Gas Australia Pty Ltd has earned an aggregate 25% interest in each of AC/P33, AC/P35 and AC/P39 (Vulcan Joint Venture), 5% of which was earned from AOGC subsidiary, Alpha.

With regard to the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Batavia Oil & Gas Pty Ltd and Exoil Limited, the parent of Hawkestone Oil Pty Ltd. He is a major shareholder in the parent of Goldsborough Energy Pty Ltd. All of these companies are the holders of the Browse Joint Venture.

Mr. Mark A Muzzin, a director and Vice-President of AOGC, is a director of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough Limited and is a shareholder in Exoil Limited, the parent of Hawkestone Oil Pty Ltd.

With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd. Expenditure incurred by National Gas Australia Pty Ltd has resulted in National Gas Australia Pty Ltd earning an aggregate 20% interest in each of NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72, (National Gas Consortium), of which 6% was earned from Nations.

Note 4: Current Liabilities

At June 30, 2007 the accounts payable balance includes $82,500 for remuneration due to Mr Albers for his services as set out in Note 3 Related Party Transaction.

Note 5:  Issued Shares

At 30 June 2007, 750,000 shares included in issued and outstanding shares of 36,650,531 disclosed in the balance sheet and used for the earnings per common share calculation were not issued. These shares were authorised to compensate Mr Albers and will be issued in the quarter ending December 31 2007.

Note  6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is the Australian dollar. The comprehensive income of $246,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries' financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7:  Extraordinary Gain - amendment of comparatives

The Form 10-Q for AOGC for the period ended 30 June 2006 disclosed an extraordinary gain on the acquisition of two Australian subsidiaries as $682,000. The amount of the extraordinary gain should have been $306,000, as disclosed in the 30 June 2006 comparative balances in the accompanying financial statements, and results from expensing the acquired subsidiaries' capitalised exploration expenditure in unproven areas of interest in accordance with US GAAP.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-looking statements

References in this report to "the Company", "we", "us", or "our" are intended to refer to Australian Oil & Gas Corporation. This quarterly report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities
Act), and Section 21 E of the United Stated Securities Exchange Act of 1934, as amended (Exchange Act). Readers of this quarterly report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

     AC/P33 includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and abandoned Oliver-1 well. AC/P33 comprises five graticular blocks, totaling approximately 400 km(2) (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants have obtained a range of existing reports and open file seismic data and have mapped, interpreted and revised analyses and concepts for the area. The joint venture has carried out enhancement of existing seismic data around the Oliver feature, and has examined various techniques for the potential use to provide direct hydrocarbon indicators. As a direct result of the farmout to NGA, the joint venture has acquired 124 km(2) (acres) of new high quality enhanced parameter 3D seismic survey, known as the Oliver 3D Seismic Survey. The survey was conducted over the Oliver feature and part of its extension to the east.. Active geological and geophysical evaluation of the permit continues including processing of the Oliver Seismic Survey and reprocessing of part of the immediately adjacent Onnia 3D Seismic Survey in the vicinity of the Oliver-1 well. Should the joint venture so decide, it can elect to enter the second three years of the initial permit and drill one exploration well and perform further interpretational work

     AC/P35 is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totaling approximately 3,410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. In the first three years of the initial 6-year term of the AC/P35 permit, we plan to obtain a range of pertinent existing reports and open file seismic data. In the third year, we presently plan to shoot 250 km(2) of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. Geological evaluation of the permit is continuing, including the reprocessing of approximately 1,750 km(2) of previously acquired 3D seismic over AC/P35. The joint venture is reprocessing the part of the Onnia 3D Seismic Survey which relates to AC/P35.

     AC/P39 is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we plan to obtain a range of existing reports and open file seismic data. In the third year, we plan to drill one exploration well. Geological evaluation of the permit is continuing, including the re-processing of approximately 920 km(2) of previously acquired Onnia 3D seismic over AC/P39.

     The AOGC group agreed to farmout 5% of its 20% interest in each of the Vulcan Joint Venture Permits to National Gas Australia Pty Ltd (leaving Alpha with a 15% interest) in return for the acquisition and funding of Alpha's 20% share of the new Oliver 3D seismic survey of approximately 124 km(2) and the funding of the reprocessing of approximately 2,800 km(2) of existing 3D data. The cost of the Company's share of the Oliver survey has been met entirely by National Gas Australia Pty Ltd.

Browse Joint Venture

     We hold a 20% interest in the Permits of the Browse Joint Venture (WA-332-P, WA-333-P and WA-341-P) together with three other participants (Batavia Oil & Gas Pty Ltd has a 35% interest, Hawkestone Oil Pty Ltd has a 35% interest and Goldsborough Energy Pty Ltd has a 10% interest). The Permits are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 9,460 km(2) (2,336,620 acres).

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

     In October, 2006 the Browse Joint Venture completed the shooting of the Braveheart seismic survey of approximately 1,949 line km of new 2D seismic survey over these Browse Joint venture permits

     In the first three year term of the Permits, the Browse Joint Venture committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This included approximately 1,100 km(2) of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. Approximately 1,000 km(2) of this 3D data set is being reprocessed. The data sets will be integrated with the acquisition and processing of the recent 1949 line km Braveheart 2D seismic survey to infill the existing grid of data, with lead specific coverage. Should the Browse Joint Venture so decide, it can elect to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Active geological and geophysical evaluation of all of the Browse Joint Venture Permits is continuing, with special studies having been carried out in respect to the undeveloped Cornea oil and gas accumulation.

National Gas Consortium

     Through our wholly owned subsidiary, Nations Natural Gas Pty Ltd, we hold a 24% interest in the six permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64, NT/P65, NT/71 and NT/P72 ("Timor Sea Permits"), located in the Australian sector of the Timor Sea, offshore from the Northern Territory. The three other joint venture participants are National Oil & Gas Pty Ltd (35%), Australian Natural Gas Pty Ltd (35%) and National Gas Australia Pty Ltd (6%). The National Gas Consortium now holds six permits aggregating approximately 32,255 km(2) (7,970,533 acres).

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

NT/P73
     On March 27, 2007, the Australian Government granted to our wholly owned subsidiary, Alpha, a petroleum exploration permit, NT/P73, for an initial 6-year term. The Company holds a 100% interest in the permit. NT/P73 is located to the immediate south west of NT/P70 and covers an area of 6,815 km(2) (1,683,300 acres). The Barossa and Caldita gas accumulations are located to the west of the NT/P73 permit area.

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

Management    The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company has entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, the Company issued 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005. A further 2,000,000 shares of Common Stock were issued to him for his services for the period from January 1, 2006 to December 31, 2006 A further 1,500,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2007 to December 31, 2007 (the financial statements for the quarter have accrued $41,250 representing a pro-rata amount of this compensation).

Funding     As an exploration stage enterprise, the Company has and continues to rely on capital infusions through the advances of Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will draw down further advances to enable it to meet its administrative costs and expenditure requirements in developing its portfolio of oil and gas interests. When the Company requires further significant funds for its exploration programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company's programs. The Company's main strategy is to met its obligations either by farmout, or partial sale of the Company's interests. Should these methods not be viable , it is the Company's plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and /or an issue of stock to eligible parties. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

Item 3.  Controls and procedures

Disclosure Controls and Procedures
----------------------------------

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

     As used herein, "disclosure controls and procedures" means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


Internal Control Over Financial Reporting
-----------------------------------------

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     We have not yet become subject to the requirement to include an annual report of management on our internal control over financial reporting in our annual reports filed with the Securities and Exchange Commission under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           Part 11. OTHER INFORMATION

Item 6.  Exhibits


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

                        AUSTRALIAN OIL & GAS CORPORATION

                                   By:    /s/ E. Geoffrey Albers
                                      ---------------------------
                                      E. Geoffrey Albers,
                                      Chief Executive Officer and
                                      Chief Financial Officer
August 14, 2007