Form 10QSB
period 2007-09-30
AUSTRALIAN OIL & GAS CORP
filed 2007-11-20
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X}  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended: September 30, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT _________

                                   For the transition period from____ to ____

                                   Commission file number000-26721


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

35,900,531 shares of common stock, $0.001 par value, as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [ X ]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

               For the Quarterly Period Ended: September 30, 2007


                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as at September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

         Consolidated Statements of Operations for the nine months ended September 30, 2007, three months ended September 30, 2007 (Unaudited) and the equivalent cumulative period for 2006 (unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2007 (Unaudited)

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2007 (Unaudited)

         Notes to Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures


                           Part II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


Item 4.  Submission of Matters to a Vote of Security Holders.


Item 6.  Exhibits

Signatures

Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation

                        (an exploration stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

ASSETS

(Dollar amounts in thousands)                                      As at 9/30/07  As at 12/31/06
                                                                      (Unaudited)      (Audited)
                                                                               $              $
                                                                      ----------     ----------
Current assets:
       Cash and cash equivalents                                             564            734
       Other receivables                                                       8              3
                                                                      ----------     ----------
       Total Current Assets                                                  572            737
                                                                      ----------     ----------
Total Assets                                                                 572            737
                                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable (Note 4)                                             145             22
       Income tax expense payable                                              1             26
       Payables to director related entities                                  --             50
                                                                      ----------     ----------
       Total Current Liabilities                                             146             98
                                                                      ----------     ----------
Non-current liabilities:
       Convertible Notes                                                     297            276
                                                                      ----------     ----------
       Total Non-current Liabilities                                         297            276
                                                                      ----------     ----------
Total Liabilities                                                            443            374
                                                                      ==========     ==========

Stockholders' Equity

Common stock, $0.001 par value; 75,000,000 shares authorized
       37,025,531 and 35,900,531 shares issued and outstanding                28             28
       As of September 30, 2007 and December 31, 2006, respectively
Capital in excess of par value                                               948            948
       Accumulated Other Comprehensive Income                                298            155
       Deficit accumulated during the exploration stage                   (1,145)          (768)
                                                                      ----------     ----------
       Total Stockholders' Equity                                            129            363
                                                                      ----------     ----------

       Total Liabilities and Stockholders' Equity                            572            737
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

                        Australian Oil & Gas Corporation

                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(Dollar amounts in thousands -except per share data)



                                                         For the         For the        For the        For the     Cumulative
                                                            nine            nine          three          three         period
                                                          months          months         months         months       from Aug.
                                                           ended           ended          ended          ended        6, 2003
                                                         Sept 30,        Sept 30,       Sept 30,       Sept 30,      (Date of
                                                            2007            2006           2007           2006      Inception)
                                                                                                                      to Sept
                                                                                                                     30, 2007
                                                      -----------    -----------    -----------    -----------    -----------
Expenses
   General and administrative                                 236            148            118             64            805
   Merger and reorganisation                                   --             --             --             --            139
   Exploration                                                141            123             26             28            442
                                                      -----------    -----------    -----------    -----------    -----------

Total operating expenses                                      377            271            144             92          1,386
                                                      -----------    -----------    -----------    -----------    -----------

Net loss before other income and extraordinary item          (377)          (271)          (144)           (92)        (1,386)
                                                      -----------    -----------    -----------    -----------    -----------
Other Income and Expense
   Currency exchange gain /(loss)                              --             --             --             --            (14)
   Interest income                                             21             11              6              8             48
   Interest expense                                           (21)           (26)            (7)            (9)           (76)
                                                      -----------    -----------    -----------    -----------    -----------

Loss before extraordinary item                               (377)          (286)          (145)           (93)        (1,428)

Extraordinary Items
   Gain on purchase of subsidiaries,  net of tax               --            306             --             --            306
                                                      -----------    -----------    -----------    -----------    -----------

   Net income / (loss) before income taxes                   (377)            20           (145)           (93)        (1,122)

Income tax provision                                           --             --             --             --             23
                                                      -----------    -----------    -----------    -----------    -----------

Net income/ (loss)                                           (377)            20           (145)           (93)        (1,145)
                                                      ===========    ===========    ===========    ===========    ===========

Income/ (Loss) per common share                       $      (.01)   $      (.01)          $(-)           $(-)    $      (.04)
                                                      ===========    ===========    ===========    ===========    ===========
   Loss before extraordinary item

   Extraordinary item                                          $-    $       .01           $(-)           $(-)    $       .01
                                                      ===========    ===========    ===========    ===========    ===========

    Net income / (loss)                               $      (.01)            $-           $(-)           $(-)    $      (.03)
                                                      ===========    ===========    ===========    ===========    ===========

Weighted average common share used in calculation
                                                       36,279,667     32,546,240     36,654,652     34,066,319     30,289,275
                                                      ===========    ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollar amounts in thousands)
                                                              For the nine   For the nine   Cumulative period
                                                              months ended   months ended   from inception to
                                                             Sept 30, 2007  Sept 30, 2006       Sept 30, 2007
                                                                         $              $                   $
                                                             ------------    ------------    ----------------
Cash flows from operating activities:
Net income / (loss)                                                  (377)             20              (1,145)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
    Extraordinary Gain (Note 7)                                        --            (306)               (306)
    Issuance of convertible notes                                     (21)             19                 (85)
    Stock based compensation                                          124             165                 574
    Increase (decrease in cash) from changes in:
    Increase in accrued expenses and payables                          20              (3)                 35
    Decrease in receivables                                             5              --                  14
    Decrease in other assets                                           --               1                   7
                                                             ------------    ------------    ----------------

    Net cash used in operating activities                            (249)           (104)               (906)
                                                             ------------    ------------    ----------------
Cash flows from investing activities:
Cash of acquired subsidiaries                                          --            1092                1215
Acquisition of subsidiaries                                            --            (112)               (186)
                                                             ------------    ------------    ----------------
Net cash provided by investing activities                              --             980               1,029
                                                             ------------    ------------    ----------------
Cash flows from financing activities:
Advances from director-related entities                                50             (94)                668
Repayment of advances from director-related entities                  (36)             --                (409)
Proceeds from sale of common stock - net                               --              --                  75
                                                             ------------    ------------    ----------------

Net cash provided by (used in) financing activities                    14             (94)                334
                                                             ------------    ------------    ----------------

Increase/(decrease) in cash                                          (235)            782                 457
Cash and cash equivalents at beginning of period                      734              10                  --
Effect of currency exchange rate fluctuations on cash held             65             --                  107
                                                             ------------    ------------    ----------------
Cash and cash equivalents at end of period                            564             792                 564
                                                             ============    ============    ================
Supplemental disclosure of non-cash activities

Administration Fees                                                    --              --                  97
Interest expense                                                       21              19                  50
Issuance of Stock                                                      --             451                 451


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 1:  Organization

Australian Oil & Gas Corporation (the Company) was incorporated in Delaware on August 6, 2003, and began operations on August 11, 2003 and is considered to be a crude petroleum and natural gas company in the exploratory stage as defined by SFAS No. 7. Since inception it has been engaged in the assessment of oil and gas exploration properties.

The Company has two wholly-owned, Delaware-incorporated US subsidiaries; Gascorp, Inc. and Nations LNG, Inc. and two wholly-owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

On April 12, 2006, Australian Oil & Gas Corporation (AOGC) completed the acquisitions of each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies incorporated in Australia. A director of AOGC, Mr EG Albers, is a director and a shareholder of each of the vendors of shares in Nations and Alpha. He held a beneficial interest of 98.8% of the issued capital of Alpha and a 98.8% beneficial interest in Nations prior to their acquisition by AOGC.

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

Note 3:  Related Party Transactions

Mr. E Geoffrey Albers, the Chairman and President of AOGC, is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at September 30, 2007, an amount of $85,000 had been drawn down pursuant to the $100,000 Line of Credit, which were converted into these Series II Convertible Notes. Great Missenden Holdings Pty Ltd charged $7,324 for interest on all advances and $2,000 for technical workstations during the quarter. Setright Oil & Gas Pty Ltd charged the Company $12,370 during the quarter for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately.

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

Note 4: Current Liabilities

At September 30, 2007 the accounts payable balance includes $123,750 for remuneration due to Mr Albers for his services as set out in Note 3 Related Party Transactions.

Note 5:  Issued Shares

At 30 September 2007, 1,125,000 shares included in issued and outstanding shares of 37,025,531 disclosed in the balance sheet and used for the earnings per common share calculation were not issued. These shares were authorised to compensate Mr Albers and will be issued in the quarter ending December 31 2007.

Note  6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is the Australian dollar. The comprehensive income of $298,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries' financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

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

Note 8:  Stock Based Compensation expense - amendment of comparatives

The Form 10-Q for AOGC for the period ended 30 September 2006 disclosed compensation expense of $165,000 for the nine months and $55,000 for the quarter. As directed by SEC staff in correspondence dated June 25, 2007 per SAB Topic 14:F compensation expense should be presented in the Statement of Operations using the function of the expense. The company has allocated the compensation expense equally between general and administrative expense and exploration expense is the current and comparatives period's Consolidated Statements of Operations.

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

Vulcan Joint Venture
--------------------

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

     AC/P33 includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and abandoned Oliver-1 well. AC/P33 comprises five graticular blocks, totaling approximately 400 km(2) (98,800 acres). In the first three years of the initial 6-year term of permit AC/P33, the joint venture participants have obtained a range of existing reports and open file seismic data and have mapped, interpreted and revised analyses and concepts for the area. The joint venture has carried out enhancement of existing seismic data around the Oliver feature, and has examined various techniques for the potential use to provide direct hydrocarbon indicators. As a direct result of the farmout to NGA, the joint venture acquired 124 km(2) (acres) of new high quality enhanced parameter 3D seismic survey, known as the Oliver 3D Seismic Survey. The survey was conducted over the Oliver feature and part of its extension to the east. Active geological and geophysical evaluation of the permit continues including processing of the Oliver Seismic Survey and reprocessing of part of the immediately adjacent Onnia 3D Seismic Survey in the vicinity of the Oliver-1 well. The joint venture has decided to enter the second three years of the initial permit during which it may drill one exploration well and perform further interpretational work

     AC/P35 is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totaling approximately 3,410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. In the first three years of the initial 6-year term of the AC/P35 permit, we plan to obtain a range of pertinent existing reports and open file seismic data. In the third year, we presently plan to shoot 250 km(2) of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. Geological evaluation of the permit is continuing, including the reprocessing of approximately 1,750 km(2) of previously acquired 3D seismic over AC/P35 known as the Onnia 3D Seismic Survey.

     AC/P39 is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (227,240 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we plan to obtain a range of existing reports and open file seismic data. In the third year, we plan to drill one exploration well. Geological evaluation of the permit is continuing, including the re-processing of approximately 920 km(2) of previously acquired Onnia 3D seismic over AC/P39.

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

Browse Joint Venture
--------------------

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

     In October, 2006 the Browse Joint Venture completed the shooting of the Braveheart seismic survey of approximately 1,949 line km of new 2D seismic survey over these Browse Joint venture permits. This data has now been processed and is being interpreted.

     In the first three year term of the Permits, the Browse Joint Venture committed to obtain available open file reports and basic 2D and 3D seismic data acquired by earlier efforts of previous explorers. This included approximately 1,100 km(2) of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. Approximately 1,000 km(2) of this 3D data set has been being reprocessed. The data set has been integrated with the acquisition and processing of the recent 1949 line km Braveheart 2D seismic survey to infill the existing grid of data, with lead specific coverage. The Browse Joint Venture has elected to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Active geological and geophysical evaluation of all of the Browse Joint Venture Permits is continuing, with special studies having been carried out in respect to the undeveloped Cornea oil and gas accumulation and focus on the Braveheart Prospect located in WA-332-P and WA-333-P, following the acquisition of the Braveheart 2D seismic survey.

National Gas Consortium
-----------------------

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

     The Company on June 15, 2006, agreed to farmout 6% of its 30% interest in each of the Timor Sea Permits to National Gas Australia Pty Ltd (leaving Nations with a net 24% interest) in return for the acquisition and funding of Nations 30% share of the new Sunshine and Kurrajong 2D seismic survey of approximately 4,200 km. The cost of the Company's share of the Sunshine and Kurrajong surveys has been met entirely by National Gas Australia Pty Ltd. The newly acquired Sunshine data set and the reprocessed Kurrajong surveys have now been interpreted with interpretation about to commence.

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

     We have obtained a range of pertinent existing reports and open file seismic data and, with this data, have mapped, interpreted and revised analyses and concepts for the area. We presently plan to shoot 300 km(2) of 3D seismic survey in 2008, following interpretation of the 800 line km Crocodile 2D seismic survey. Once we have shot 3D program, should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work to date. There have been no wells drilled in the permit.

NT/P73

     On March 27, 2007, the Australian Government granted to our wholly owned subsidiary, Alpha, a petroleum exploration permit, NT/P73, adjacent to the south-west of NT/P70, for an initial 6-year term. The Company holds a 100% interest in the permit. NT/P73 is located to the immediate south west of NT/P70 and covers an area of 6,815 km(2) (1,683,300 acres). The Barossa and Caldita gas accumulations are located to the west of the NT/P73 permit area.

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

Funding    As an exploration stage enterprise, the Company has and continues to rely on capital infusions through the advances of Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will draw down further advances to enable it to meet its administrative costs and expenditure requirements in developing its portfolio of oil and gas interests. When the Company requires further significant funds for its exploration programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company's programs. The Company's main strategy is to meet its obligations either by farmout, or partial sale of the Company's interests. Should these methods not be viable, it is the Company's plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and /or an issue of stock to eligible parties. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

Item 3.  Controls and procedures

Disclosure Controls and Procedures
----------------------------------

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

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

Internal Control Over Financial Reporting
-----------------------------------------

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     We have not yet become subject to the requirement to include an annual report of management on our internal control over financial reporting in our annual reports filed with the Securities and Exchange Commission under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           Part II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         There were no sales of unregistered securities during the quarter.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders.

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

                        AUSTRALIAN OIL & GAS CORPORATION

                                   By:    /s/ E. Geoffrey Albers
                                      --------------------------
                                   E. Geoffrey Albers,
                                   Chief Executive Officer and
                                   Chief Financial Officer
November 16, 2007