Form 10KSB/A
period 2006-12-31
AUSTRALIAN OIL & GAS CORP
filed 2008-03-03
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                   Form 10-KSB
                                 Amendment No. 1

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  EXPLANATORY NOTE:

     This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 is being filed principally to provide revised disclosures in our financial statements and the related notes to the consolidated financial statements. In the second quarter of 2007, the U.S. Securities and Exchange Commission ("SEC") requested certain information from us in connection with an ordinary course review of our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our application of successful efforts accounting under U.S. GAAP (see footnote 2 to our financial statements) and of purchase accounting for the April 2006 acquisitions of our wholly-owned subsidiaries, Nations Natural Gas Pty Limited and Alpha Oil and Natural Gas Pty Limited (see footnotes 9 and 12 to our consolidated financial statements). In the third quarter of 2007 the SEC requested more information regarding the purchase accounting of Alpha and Nations.

     For the convenience of the reader, this Form 10-KSBA sets forth the consolidated financial statements and the entire 2006 Form 10-KSB. However, this Form 10-K/A amends and restates only Items 1, 6, 7, 8A of the 2006 Form 10-KSB. No information in this Form 10-KSB/A has been updated for any subsequent events occurring after March 30, 2007, the date of the original filing.

     The aforementioned changes have had no material effect on the company's consolidated balance sheets as of December 31, 2006 and 2005 but have had a material effect on the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years ended December 31, 2006, 2005 and 2004.

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

     o We own or have rights to an extensive seismic database, including 6,500 km(2) of new 2D seismic and some 3,500 km(2) of 3D seismic data, on substantially all of our acreage;

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

Oil and Gas Interests
---------------------

         On July 6, 2004, our wholly owned subsidiary, Gascorp, Inc (Gascorp), with other affiliated joint venturers, was granted by the Australian Government, a petroleum exploration permit, AC/P33, for an initial 6-year term, effective from June 25, 2004. In order to resolve and simplify potential administrative complications, the interest held by Gascorp, Inc has been transferred to our 100% owned Australian incorporated subsidiary, Alpha Oil & Natural Gas Pty Ltd (Alpha). Prior to the transfer, Gascorp agreed to farmout 5% of its 20% interest in the permit to National Gas Australia Pty Ltd (NGA) (leaving Gascorp with a 15% net interest, in return for NGA agreeing to incur the cost of the Oliver seismic survey of some 124 km(2)). Currently, Alpha holds a 15% interest in the permit, in joint venture with its affiliates; National Gas Australia Pty Ltd (25%) Natural Gas Corporation Pty Ltd (30%) and Auralandia N.L. (30%), the designated Operator.

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

         On April 12, 2006, we completed the acquisition of Nations Natural Gas Pty Ltd (Nations). The acquisition of Nations, entered into on September 10, 2004, was made in order to acquire a 30% interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65 ("Timor Sea Permits"), located in the Australian sector of the Timor Sea, offshore from the Northern Territory. Nations has subsequently agreed to farmout 6% of its 30% interest in the Timor Sea Permits to National Gas Australia Pty Ltd (NGA) (leaving Nations with a net 24% interest) in return for the funding of Nations 30% share of each of the now completed Sunshine and Kurrajong 2D seismic surveys of approximately 4,200 line km in aggregate.

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

Browse Joint Venture

         On April 12, 2006, we completed the acquisition of Alpha, a transaction entered into in July 1, 2004. The acquisition of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha on August 29, 2006 have received 2,000,002 shares of common stock in AOGC and were paid AUD$100,000 (See also Item 12 below) as follows:





Vendors of Alpha and Allocation of Consideration

           VENDOR                   NO. OF SHARES    NO. OF SHARES         $
                                         IN ALPHA          IN AOGC
-------------------------------     -------------    -------------   -------
Natural Gas Corporation Pty Ltd           100,000          250,000    12,500
Batavia Oil & Gas Pty Ltd                 100,000          250,000    12,500
National Oil & Gas Pty Ltd                500,000        1,250,002    62,500
Australis Finance Pty Ltd                 100,000          250,000    12,500
                                          -------          -------    ------
TOTAL                                     800,000        2,000,002   100,000
                                          =======        =========   =======

         Following the entering into of the transaction on July 1, 2004, but prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount in excess of book value. The settlement funds were received by Alpha and since April 12, 2006, have been incorporated in funds available to AOGC, through its wholly owned subsidiary, Alpha.

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

National Gas Consortium
-----------------------

         On April 12, 2006, we completed of the acquisition of Nations Natural Gas Pty Ltd (Nations). The acquisition of Nations was entered into on September 10, 2004 and made in order to acquire an interest in the initial four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65 ("Timor Sea Permits"), located in the Australian sector of the Timor Sea, offshore from the Northern Territory. The shareholders of Nations on August 29, 2006 have received 2,100,001 shares of common stock in AOGC and AUD$50,000 as consideration for Nations (See Item 12 below) as follows:

               Vendors of Nations and Allocation of Consideration

      VENDOR                        NO. OF SHARES   NO. OF SHARES          $
                                         IN ALPHA         IN AOGC
-------------------------------     -------------   -------------     ------
Ernest Geoffrey Albers                    300,001         315,001      7,500
Sacrosanct Pty Ltd                        300,000         315,000      7,500
Natural Gas Corporation Pty Ltd           100,000         100,000      2,500
Batavia Oil & Gas Pty Ltd                 100,000         100,000      2,500
National Oil & Gas Pty Ltd              1,100,000       1,150,000     27,500
Australis Finance Pty Ltd                 100,000         120,000      2,500
                                        ---------       ---------     ------
TOTAL                                   2,000,001       2,100,001     50,000
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

         Period                High Sale or Bid          Low Sale or Bid
         ---------------------------------------------------------------
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

         On April 12, 2006, 2,000,002 shares of Common Stock were issued to acquire all the remaining shares of Alpha Oil & Natural Gas Pty Ltd pursuant to Regulation S under the Securities Act, as described below. The recipients of such shares were:

                Vendors of Alpha and Allocation of Consideration

                     VENDOR           NO. OF SHARES    NO. OF SHARES          $
                                           IN ALPHA          IN AOGC
-------------------------------       -------------    -------------    -------
Natural Gas Corporation Pty Ltd             100,000          250,000     12,500
Batavia Oil & Gas Pty Ltd                   100,000          250,000     12,500
National Oil & Gas Pty Ltd                  500,000        1,250,002     62,500
Australis Finance Pty Ltd                   100,000          250,000     12,500
                                            -------        ---------     ------
TOTAL                                       800,000        2,000,002    100,000
                                            =======        =========    =======

         On April 12, 2006, 2,100,001 shares of common stock were issued to acquire all the remaining shares of Nations Natural Gas Pty Ltd pursuant to Regulation S under the Securities Act, as described below. The recipients of such shares were:

               Vendors of Nations and Allocation of Consideration

        VENDOR                   NO. OF SHARES   NO. OF SHARES             $
                                      IN ALPHA         IN AOGC
-------------------------------  -------------   -------------       -------
Ernest Geoffrey Albers                 300,001         315,001         7,500
Sacrosanct Pty Ltd                     300,000         315,000         7,500
Natural Gas Corporation Pty Ltd        100,000         100,000         2,500
Batavia Oil & Gas Pty Ltd              100,000         100,000         2,500
National Oil & Gas Pty Ltd           1,100,000       1,150,000        27,500
Australis Finance Pty Ltd              100,000         120,000         2,500
                                     ---------       ---------        ------
TOTAL                                2,000,001       2,100,001        50,000
                                     =========       =========        ======

         On January 31, 2007, 2,000,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as Exhibit 10.7 to this 2006 Form 10-KSB.

         On April 12, 2006, the Company completed the acquisitions of each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies incorporated in Australia. A director of AOGC, Mr E Geoffrey Albers, is a director and or shareholder of each of the vendors of shares in Nations and Alpha. The acquisitions were entered into on September 10, 2004 and July 1, 2004, respectively.

Mr. E. Geoffrey Albers is a director and or shareholder of each of the vendors of shares in Nations and Alpha. Mr. E. Geoffrey Albers had beneficial ownership percentages of 99.8% in Alpha and 98.8% in Nations prior to the acquisition by AOGC and had a beneficial ownership percentage of 53% in AOGC prior to the completion of the acquisitions and had a beneficial ownership percentage of 59.22% in AOGC after the completion of the acquisitions.

         The purchase of Nations was made in order to acquire a 30% interest in the four permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received 2,100,001 shares of common stock in AOGC and have received AUD$50,000 as consideration for Nations.

         The purchase of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha have received 2,000,002 shares of common stock in AOGC and the payment of AUD$100,000. Prior to the agreement being finalised, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount substantially in excess of book value. The settlement funds have been received by Alpha and are incorporated in settlement funds available to AOGC through its wholly owned subsidiary, Alpha.

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

         We rely on the considerable experience in the oil and gas industry of our President, Mr.E.G.Albers and our consultants, to identify and conduct initial geological analyses of properties in which we acquire an interest. We have devoted essentially all of our resources to the identification and acquisition of large - tract oil and gas properties and seek to keep our overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven modern technologies to evaluate properties and prospects. Generally, we expect to invest in projects at different percentage levels of participation, with our intention being to spread risk and to reduce the Company's financial commitments through either farmout or sale.

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

       As the Company's capital resources are limited, the board has accepted a proposal and agreed to remunerate Mr.E.Geoffrey Albers by the issue of common stock in lieu of cash payments for his services. On January 31, 2007, the Company issued 2,000,000 shares of common stock to Mr.E. Geoffrey Albers for his services in relation for the period January 1, 2006, to December 31, 2006. We intend in the fourth quarter of 2007 to issue a further 1,500,000 shares of common stock to Mr Albers for his services for the period from January 1, 2007 to December 31, 2007.

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

Sale of tenement

On the 15th March 2006 Alpha sold its 20% interest in the WA-341-P exploration tenement for proceeds and a profit of $1,261,238. This tenement was carried at no value in the Consolidated Balance Sheet.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements for the fiscal year ending December 31, 2006 are attached hereto beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 8A  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

         As used herein, "disclosure controls and procedures" means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         On February 6, 2008, the Company issued a current report on Form 8-K announcing that it would restate its consolidated financial statements and related footnote information in its most recent quarterly and annual filings. In connection with the filing of this Form 10-KSB/A, the company's management, including our President and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon its re-evaluation, the Company's management has concluded that our disclosure controls and procedures remain effective. In making this determination, the Company has considered the effects of the restatement to our consolidated financial statements in arriving at this conclusion, as well as the recent interpretive guidance of the SEC issued on June 20, 2007. We also considered how the revised disclosures contained in footnotes 9 and 12 to our consolidated financial statements provide additional information in order for the Company to fully comply with Statement of Financial Accounting Standards No. 141, "Business Combinations

Internal Controls

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

         * Vulcan Joint Venture: With regard to exploration permits ACP/33, ACP/35 and AC/P39 (Vulcan Joint Venture), Mr. Albers is a director and shareholder in each the joint venture participants; namely National Gas Australia Pty Ltd, National Gas Australia Pty Ltd, Natural Gas Corporation Pty Ltd and Auralandia N.L. Expenditure incurred during this period by National Gas Australia Pty Ltd (in which Mr Albers is the sole shareholder and sole director) in relation to the acquisition and processing of the 124 km(2) Oliver 3D Seismic Surveys in AC/P33 was in the order of $2,950,000. Further expenditure in the order of $1,750,000 was incurred during this period by National Gas Australia Pty Ltd in relation to the reprocessing of the Onnia Seismic Surveys in AC/P35 and AC/P39. As a result of incurring these expenditures, National Gas Australia Pty Ltd has earned a 25% interest in each of AC/P33, AC/P35 and AC/P39 (Vulcan Joint Venture), 5% of which was earned from AOGC subsidiary, Alpha.

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

         *        Acquisition of Subsidiaries

         On April 12, 2006, AOGC completed the acquisitions of 100% of the voting equity interests in each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies carrying on oil and gas exploration activities offshore from Australia. Each company incorporated in Australia. A director of AOGC, Mr. E. Geoffrey Albers, is a director and or shareholder of each of the vendors of shares in Nations and Alpha.

         Mr. E. Geoffrey Albers, is a director and or shareholder of each of the vendors of shares in Nations and Alpha. Mr. E. Geoffrey Albers had beneficial ownership percentages of 99.8% in Alpha and 98.8% in Nations prior to the acquisition by AOGC and had a beneficial ownership percentage of 53% in AOGC prior to the completion of the acquisitions and had a beneficial ownership percentage of 59.22% in AOGC after the completion of the acquisitions.

         The purchase of Nations was made in order to acquire an interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received 2,100,001 shares of common stock in AOGC and the payment of AUD$50,000 as consideration for Nations.

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

ITEM 13.  EXHIBITS

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
         All other fees                     Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of March, 2008.


                                          AUSTRALIAN OIL & GAS CORPORATION


                                          By: /s/ E. Geoffrey Albers
                                              ---------------------------------
                                              E. Geoffrey Albers, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Name                       Title                           Date
----                       -----                           ----

/s/ E. Geoffrey Albers     President, Treasurer, Chief     3rd day of March 2008
----------------------     Financial Officer and Director
E. Geoffrey Albers

/s/ Mark A Muzzin          Director, Vice President        3rd day of March 2008
------------------
Mark A Muzzin

/s/ W. Ray Hill            Director, Vice President        3rd day of March 2008
------------------
W. Ray Hill

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

     Consolidated Statement of Changes in Stockholders' Equity And Comprehensive Income for the period ending December 31, 2006

     Consolidated Statement of Cash Flows for the period ending December 31,
     2006

     Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Australian Oil & Gas Corporation (An Exploration Stage Enterprise)

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

As discussed in note 12 to the consolidated financial statements, the consolidated financial statements have been restated.



/s/ Demetrius & Company, L.L.C.
-------------------------------
Wayne, New Jersey
March 30, 2007
except as to the restatement discussed on note 12 to the
 consolidated financial statements, which is as of December 13, 2007

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)


                          CONSOLIDATED BALANCE SHEET(1)

(Dollar amounts in thousands)
                                                                               12/31/06
                                                                          (As Restated,
                                                                           See Note 12)
                                                                           -----------
ASSETS                                                                               $
Current assets:

Cash and cash equivalents                                                          734
Trade and other receivables                                                          3
                                                                                ------
       Total Current Assets                                                        737
                                                                                ------

Total Assets                                                                       737
                                                                                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Accounts payable and accrued expenses                                        22
       Accounts payable to director related entities (Note 6)                       39
       Advances from director related entities                                      11
       Income tax expense payable                                                   26
                                                                                ------
       Total Current Liabilities                                                    98
                                                                                ------
Non-current liabilities:

       Convertible Notes (Note 5)                                                  276
                                                                                ------
       Total Non-current Liabilities                                               276
                                                                                ------
Total Liabilities                                                                  374
                                                                                ======

Stockholders' Equity


Common stock, $0.001 par value; 75,000,000 shares authorized, 35,900,531 and
       29,800,528 shares issued and outstanding
       as of December 31, 2006 and 2005, respectively (Note 7)                      28
       Capital in excess of par value                                            2,122
       Accumulated other Comprehensive Income                                      260
       Deficit accumulated during the exploration stage                         (2,047)
                                                                                ------
       Total Stockholders' Equity                                                  363
                                                                                ------

       Total Liabilities and Stockholders' Equity                                  737
                                                                                ======

(1) Financial data of previously separate entities are combined (See Note 9 and Note 12) The accompanying notes are an integral part of these consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                     CONSOLIDATED STATEMENT OF OPERATIONS (1)
                For the twelve months ended December 31, 2006 and
                  for the twelve months ended December 31, 2005
       for the period from inception (August 6, 2003) to December 31, 2006

(Dollar amounts in thousands)


                                                 For the twelve   For the twelve           From
                                                   months ended     months ended   inception to
                                                   Dec 31, 2006     Dec 31, 2005   Dec 31, 2006
                                                              $                $              $
                                                    -----------      -----------    -----------
                                                  (As Restated,   (As Restated,   (As Restated,
                                                   See Note 12)    See Note 12)    See Note 12)
Expenses
    Exploration                                             286             323            659
    General and administrative                              225             189            571
    Merger and reorganization                               109              --            249
                                                    -----------     -----------    -----------
    Total operating expenses                                620             512          1,479
                                                    -----------     -----------    -----------
Loss before other income and extraordinary item            (620)           (512)        (1,479)
                                                    -----------     -----------    -----------

Other Income and Expenses                                    --
    Income from sale of tenement                          1,261              --          1,261
    Write down of investments                                --             (73)        (1,759)
    Currency exchange loss                                  (20)             --            (20)
    Interest income                                          29              --             29
    Interest expense                                        (34)            (21)           (55)
                                                    -----------     -----------    -----------
Profit/ (loss) before income tax                            616            (606)        (2,023)

Income tax provision                                         24              --             24
                                                    -----------     -----------    -----------
Net Profit/(loss)                                           592            (606)        (2,047)
                                                    ===========     ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $      0.02     $     (0.01)   $     (0.07)

Weighted average common share used in calculation    33,212,561      27,369,021     28,984,186
                                                    ===========     ===========    ===========

(1) Financial data of previously separate entities are combined (See Note 9 and Note 12) The accompanying notes are an integral part of these consolidated financial statements.



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S
                       EQUITY AND COMPREHENSIVE INCOME (1)
      For the period from inception (August 6, 2003) to December 31, 2006

(Dollar amounts in thousands)

                                                      Common stock   Capital in Comprehensive      Deficit    Total
                                                                     excess of         Income  Accumulated   Equity
                                                                     par value                      during
                                                    Shares  Amount                             development
                                                                                                     stage
                                                                 $          $               $            $        $
                                               --------------------------------------------------------------------
                                                                                                               (As
                                                                                                           restated,
                                                                                                              See
                                                                                                           Note 12)
Issuance of common stock:

Combination of Controlled Entities                           1,560                                            1,560

To holders of unsecured claims against
Synergy Technology Corporation                   3,000,000

To equity holders of Synergy Technology
Corporation                                      4,800,528

To the Plan Funder to fund the
Plan of Reorganization                          19,500,000      20         55                                    75

Loss from operations                                                                                 (184)     (184)
                                               --------------------------------------------------------------------
    Balance, December 31, 2003                  27,300,528   1,580         55                        (184)    1,451

Loss from operations                                                                               (1,849)   (1,849)
Foreign currency translation adjustment                                                   195                   195
                                               --------------------------------------------------------------------

    Balance, December 31, 2004                  27,300,528   1,580         55             195      (2,033)     (203)

To the Chairman as compensation                  2,500,000       2         248                                  250

Loss from operations                                                                                 (606)     (606)
Foreign currency translation adjustment                                                    48                    48
                                               --------------------------------------------------------------------
    Balance, December 31, 2005                  29,800,528   1,580        303             243      (2,639)     (446)

To the Chairman as compensation (Note 8)         2,000,000       2        198                                   200

Profit from operations                                                                                 592      592
Acquisition of entities subject to common
   control                                                  (1,621)     1,621                                    --
Foreign currency translation adjustment                                                    17                    17
                                               --------------------------------------------------------------------

    Balance, December 31, 2006 (Note 8)         35,900,531      28      2,122             260      (2,047)      363
                                               ====================================================================

(1) Financial data of previously separate entities are combined (See Note 9 and Note 12) The accompanying notes are an integral part of these consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                     CONSOLIDATED STATEMENT OF CASH FLOWS(1)
                 For the twelve months ended December 31, 2006,
                 For the twelve months ended December 31, 2005, Cumulative from inception (August 6, 2003) to December 31, 2006

(Dollar amounts in thousands)
                                                                                           From
                                                                   Dec 31,   Dec 31,  inception
                                                                     2006      2007
                                                                        $         $           $
                                                                   ------    ------    --------
Cash flows from operating activities:                                                (As Restated,
                                                                                      See Note 12)

Net profit/(loss)                                                     592      (606)    (2,047)

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                              200       250        450
    Currency exchange loss                                             20        --         20
    Write down of investment                                           --        73      1,759
    Issuance of Convertible Note in lieu of repayment
     of advances from director related entity                          26        38         64
    Gain on sale of tenement                                       (1,261)       --     (1,261)
Change in assets and liabilities
    Increase (decrease) in accounts payable                          (127)      173         64
    Increase in tax payable                                            26        --         26
    Decrease in accounts receivable                                    79         2         81
    Decrease in exploration assets                                      7        (7)        --
                                                                   ------    ------     ------
    Net cash used in operating activities                            (438)      (77)      (844)

Cash flows from financing activities:

    Proceeds from the sale of Common stock - net                       --        --         75
    Proceeds from advance from director-related entities               54        85        315
    Repayment of advance from director-related entities              (153)       --        (73)
                                                                   ------    ------     ------
    Net cash (used in) provided by financing activities               (99)       85        317
                                                                   ------    ------     ------
Cash flows from investing activities:

    Proceeds from sale of tenement                                  1,261        --      1,261
                                                                   ------    ------     ------
    Net cash provided by (used in) investing activities             1,261        --      1,261
                                                                   ------    ------     ------

Increase in cash                                                      724         8        734
Cash and cash equivalents at beginning of period                       10         2         --
Effect of currency exchange rate fluctuations on cash held             --        --         --
                                                                   ------    ------     ------
Cash and cash equivalents at end of period                            734        10        734
                                                                   ------    ------     ------
Supplementary disclosure of non-cash financing activities.

Issuance of Stock (Note 8)                                            451        --        451
 - Administration Fees charged by Setright Oil & Gas Pty Ltd           47        21         97
 - Interest charged by Great Missenden Holdings Pty Ltd (Note 5)       26        21         59


(1) Financial data of previously separate entities are combined (See Note 9 and Note 12) The accompanying notes are an integral part of these consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 1:  ORGANIZATION

     Australian Oil & Gas Corporation (the Company or AOGC) was incorporated on August 6, 2003, and began operations on August 11, 2003 pursuant to the terms of a Plan of Reorganization (`Plan') of Synergy Technologies Corporation ("Synergy") and is considered to be a crude petroleum and natural gas company in the exploratory stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of oil and gas exploration properties.

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

Undeveloped mineral interests and oil and gas properties

     The Company follows the successful efforts method of accounting for its oil and natural gas exploration activities, as follows:

     o Geological and geophysical costs and costs of retaining unproved properties and undeveloped properties are charged to expense as incurred and are included as a reduction of operating cash flow in the consolidated statements of cash flow.

     o Costs of exploratory wells are capitalized pending determination of whether they have discovered proved reserves.

          * The costs of exploratory wells that have found oil and natural gas reserves that cannot be classified as proved when drilling is completed continue to be capitalized as long as the well has found a sufficient quantity of reserves to justify its completion as a producing well and sufficient progress is being made in assessing the proved reserves and the economic and operating viability of the project. Management evaluates progress on such wells on an on-going basis.

          * If proved reserves are not discovered the related drilling costs are charged to exploration expense.

     o Acquisition costs of permits, leases and development activities are capitalized.

     o    Other exploration costs are charged to expense as incurred.

     o Gains or losses from disposition of the Company's interests in oil and gas properties are included in earnings under the following conditions:

          * All or part of an interest owned is sold to an unrelated third party; if only part of an interest is sold, there is no substantial uncertainty about the recoverability of cost applicable to the interest retained; and

          * The Company has no substantial obligation for future performance (e.g. drilling a well(s) or operating the property without proportional reimbursement of costs relating to the interest sold).

     o Interest expense allocable to significant unproved leasehold costs and in progress exploration and development projects is capitalized until the assets are ready for their intended use. There was no interest expense capitalized by the Company in 2006 or in the prior two years.

     Asset Impairment. Costs of unproved oil and gas properties are assessed periodically and a loss is recognized if the properties are deemed impaired. When events or circumstances indicate that unproved oil and gas property carrying amounts might not be recoverable from estimated future undiscounted cash flows from the property, a reduction of the carrying amount to fair value is required. Measurement of the impairment loss is based on the estimated fair value of the asset, which the Company would determine using estimated undiscounted future cash flows from the property, adjusted to present value using an interest rate considered appropriate for the asset.

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

     On April 12, 2006, AOGC completed the acquisitions of 100% of the voting equity interests in each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies carrying on oil and gas exploration activities offshore from Australia. Each company is incorporated in Australia. A director of AOGC, Mr. E. Geoffrey Albers, is a director and or shareholder of each of the vendors of shares in Nations and Alpha. Nations was acquired at a cost of $267,000 and Alpha was acquired at a cost of $293,000.

     With respect to the acquisition of Nations, the purchase price was satisfied by the issue of 2,100,001 shares of common stock with a fair market value at the date of the acquisition of $231,000, together with a cash payment of $36,000.

     With respect to the acquisition of Alpha, the purchase price was satisfied by the issue of 2,000,002 shares of common stock with a fair market value at the date of acquisition of $220,000, together with a cash payment of $73,000.

     Mr. E. Geoffrey Albers is a director and or shareholder of each of the vendors of shares in Nations and Alpha. Mr. E. Geoffrey Albers had beneficial ownership percentages of 99.8% in Alpha and 98.8% in Nations prior to the acquisition by AOGC and had a beneficial ownership percentage of 53% in AOGC prior to the completion of the acquisitions and had a beneficial ownership percentage of 59.22% after the completion of the acquisitions in April 2006.

     The purchase of Nations was made in order to acquire an interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received 2,100,001 shares of common stock in AOGC and the payment of AUD$50,000 as consideration for Nations.

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

NOTE 9: TRANSFERS OF INTERESTS UNDER COMMON CONTROL

     On April 12, 2006, AOGC completed the acquisitions of 100% of the voting equity interests in each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies carrying out oil and gas exploration activities offshore from Australia. Each company is incorporated in Australia. A director of AOGC, Mr. E. Geoffrey Albers, is a director and or shareholder of each of the vendors of shares in Nations and Alpha.

     Mr. E. Geoffrey Albers is a director and or shareholder of each of the vendors of shares in Nations and Alpha. Mr. E. Geoffrey Albers had beneficial ownership percentages of 99.8% in Alpha and 98.8% in Nations prior to the acquisition by AOGC and had a beneficial ownership percentage of 53% in AOGC prior to the completion of the acquisitions of Alpha and Nations

     The purchase of Nations was made in order to acquire an interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received

     2,100,001 shares of common stock in AOGC and have received AUD$50,000 as consideration for Nations.

     The purchase of Alpha was made in order to acquire an interest in the Browse Joint Venture, then being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha have received 2,000,002 shares of common stock in AOGC and the payment of AUD$100,000.

     Due to the common ownership, outlined above, by Mr. E. Geoffrey Albers of AOGC, Alpha and Nations, the acquisitions are deemed to be a transfers of interests under common control with AOGC for the purposes of SFAS No, 141 entitled "Business Combinations". The transfers haves been accounted for using a method like pooling of interests whereby the assets and the liabilities of AOGC, Alpha and Nations have been combined at their respective carrying values. Further, as detailed in Note 12, the consolidated financial statements and financial information presented for prior years have been restated to furnish comparative information. All restated consolidated financial statements have noted that financial data of the previously separate entities are combined.

NOTE 10: COMPREHENSIVE INCOME

     Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

     The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is Australian dollars. The comprehensive income of $260,000 disclosed in the consolidated balance sheet is the foreign currency exchange gain on converting the subsidiaries' balance sheets and income statements to US dollars for consolidation purposes.

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


NOTE 12 - RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's 2006 Financial Statements, the company received correspondence from SEC staff regarding the accounting treatment of the acquisition of the Australian subsidiary companies as disclosed in Note 9.

     From this correspondence, management determined that it had not correctly applied the guidance provided in SFAS 141 Business Combinations, including the paragraphs D11 to D18 regarding transfer of interest under common control.

     The Company has restated its consolidated financial statements back to the period from inception - August 6, 2003, for the year ended December 31, 2005 and for the year ended December 31, 2006.

     The following tables set forth the effects of the restatement on the Company's Consolidated Balance Sheet, the Consolidated Statement of Operations, the Consolidated Statement of Changes in Stockholders Equity and Comprehensive Income and the Consolidated Statement of Cash Flows.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)


             RESTATED CONSOLIDATED BALANCE SHEET -December 31, 2006

(Dollar amounts in thousands)
                                                                    As
                                                             Previously                      As
                                                               Reported   Adjustment   Restated
ASSETS                                                                                        $
Current assets

Cash and cash equivalents                                           734           --        734
Trade and other receivables                                           3           --          3
                                                             ----------   ----------   --------
       Total Current Assets                                         737           --        737
                                                             ----------   ----------   --------

Total Assets                                                        737           --        737
                                                             ==========   ==========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Accounts payable and accrued expenses                         22           --         22
       Accounts payable to director related entities (Note 6)        39           --         39
       Advances from director related entities                       11           --         11
       Income tax expense payable                                    26           --         26
                                                             ----------   ----------   --------
       Total Current Liabilities                                     98           --         98
                                                             ----------   ----------   --------
Non-current liabilities:

       Convertible Notes (Note 5)                                   276           --        276
                                                             ----------   ----------   --------
       Total Non-current Liabilities                                276           --        276
                                                             ----------   ----------   --------

Total Liabilities                                                   374           --        374
                                                             ==========   ==========   ========

Stockholders' Equity


Common stock, $0.001 par value; 75,000,000 shares
       authorized, 35,900,531 and 29,800,528 shares
       issued and outstanding as of December 31, 2006
       and 2005, respectively (Note 7)                               28           --         28
       Capital in excess of par value                               948        1,174      2,122
       Accumulated other Comprehensive Loss                        (100)         360        260
       Deficit accumulated during the exploration stage            (513)      (1,534)    (2,047)
                                                             ----------   ----------   --------
       Total Stockholders' Equity                                   363           --        363
                                                             ----------   ----------   --------

       Total Liabilities and Stockholders' Equity                   737           --        737
                                                             ==========   ==========   ========

                                      F-13

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
                  For the twelve months ended December 31, 2006

(Dollar amounts in thousands)

                                                            As                              As
                                                      Reported      Adjustment        Restated
                                                             $               $               $
                                                    ----------      ----------      ----------
Expenses
    Exploration                                            177             109             286
    General and administrative                             225               -             225
    Merger and reorganization                                -             109             109
                                                    ----------      ----------      ----------
    Total operating expenses                               402             218             620
                                                    ----------      ----------      ----------
Loss before other income and extraordinary item          (402)           (218)           (620)
                                                    ----------      ----------      ----------

Other Income and Expenses                                                    -
    Income from sale of tenement                         1,261               -           1,261
    Currency exchange loss                                (14)             (6)            (20)
    Interest income                                         29               -              29
    Interest expense                                      (34)              -)            (34)
                                                    ----------      ----------      ----------
Profit/ (loss) before income tax                           840           (224)             616

Income tax provision                                        24               -              24
                                                    ----------      ----------      ----------
Net Profit/(loss)                                          816           (224)             592
                                                    ==========      ==========      ==========

Profit/(loss) per Common Share:
Net profit/(loss)                                       $ 0.02        $ (0.01)          $ 0.01

Weighted average common share used in calculation   33,212,561      27,369,021      28,984,186
                                                    ==========      ==========      ==========


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
                  For the twelve months ended December 31, 2005

(Dollar amounts in thousands)


                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                             125            188            323
    General and administrative                              175             14            189
    Merger and reorganization                                --             --             --
                                                    -----------    -----------    -----------
    Total operating expenses                                300            312            512
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item            (300)          (312)          (512)
                                                    -----------    -----------    -----------

Other Income and Expenses                                    --
    Income from sale of tenement                             --             --             --
    Write down of investment                                 --            (73)           (73)
    Currency exchange loss                                   --             --             --
    Interest income                                          --             --             --
    Interest expense                                        (21)            --            (21)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                           (321)          (385)          (606)

Income tax provision                                         --             --             --
                                                    -----------    -----------    -----------
Net Profit/(loss)                                          (321)          (385)          (606)
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $      0.02    $     (0.01)   $      0.01

Weighted average common share used in calculation    33,212,561     27,369,021     28,984,186
                                                    ===========    ===========    ===========



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
       For the period from inception (August6, 2003) to December 31, 2006

(Dollar amounts in thousands)


                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                             302            357            659
    General and administrative                              566              5            571
    Merger and reorganization                               139            110            249
                                                    -----------    -----------    -----------
    Total operating expenses                              1,007            472          1,479
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item          (1,007)          (472)        (1,479)
                                                    -----------    -----------    -----------

Other Income and Expenses                                    --
    Income from sale of tenement                          1,261             --          1,261
    Writedown of investment                                  --         (1,759)        (1,759)
    Currency exchange loss                                  (14)            (6)           (20)
    Interest income                                          29             --             29
    Interest expense                                        (55)            --            (55)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                            214         (2,237)        (2,023)

Income tax provision                                         24             --             24
                                                    -----------    -----------    -----------
Net Profit/(loss)                                           190         (2,237)        (2,047)
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $      0.02    $     (0.01)   $      0.01

Weighted average common share used in calculation    33,212,561     27,369,021     28,984,186
                                                    ===========    ===========    ===========


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
       For the period from inception (August 6, 2003) to December 31, 2006

(Dollar amounts in thousands)

                                                      Common stock   Capital in Comprehensive      Deficit    Total
                                                                     excess of         Income  Accumulated   Equity
                                                                     par value                      during
                                                    Shares  Amount                             development
                                                                                                     stage
As reported                                                      $          $               $            $        $
                                               -----------  ------   --------   -------------  ----------   -------
Issuance of common stock:

To holders of unsecured claims against
Synergy Technology Corporation                   3,000,000

To equity holders of Synergy Technology
Corporation                                      4,800,528

To the Plan Funder to fund the
Plan of Reorganization                          19,500,000      20         55                                    75

Loss from operations                                                                                 (184)     (184)
                                               -----------  ------      -----         -------      ------   -------
    Balance, December 31, 2003                  27,300,528      20         55                        (184)     (109)

Adjustments
Combination of Controlled Entities                           1,560                                            1,560
                                               -----------  ------      -----         -------      ------   -------
    Restated Balance, December 31, 2003         27,300,528   1,580         55                        (184)    1,451


Loss from operations - as reported                                                                   (100)     (100)
Additional loss from combined group
   - adjustment                                                                                    (1,748)   (1,748)
Foreign currency translation adjustment                                                   193                   193
                                               -----------  ------      -----         -------      ------   -------

Restated Balance, December 31, 2004             27,300,528   1,580         55             193      (2,032)     (209)

To the Chairman as compensation                  2,500,000       2        248                                   250

Loss from operations                                                                                 (321)     (321)
Shares issued external to group
   - adjustment                                                 65                                               65
Additional  loss from combined group
   - adjustment                                                                                      (286)     (286)
Foreign currency translation adjustment
   - adjustment                                                                            50                    50
                                               -----------  ------      -----         -------      ------   -------
Restated Balance, December 31, 2005             29,800,528     167        303             243      (2,639)     (446)

To the Chairman as compensation (Note 8)         2,000,000       2        198                                   200

Profit from operations                                                                                592       592
Acquisition of entities subject to common
   control                                                  (1,621)     1,621                                    --
Foreign currency translation adjustment                                                    17                    17
                                               -----------  ------      -----         -------      ------   -------

    Restated Balance, December 31, 2006         35,900,531      28      2,122             260      (2,047)      363
                                               ===========  ======      =====         =======      ======   =======

                                      F-17

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the twelve months ended December 31, 2006,

(Dollar amounts in thousands)
                                                                       As                      As
                                                                 Reported  Adjustment    Restated
                                                                        $           $           $
                                                                   ------  ----------    --------
Cash flows from operating activities:

Net profit/(loss)                                                     816       (224)        592

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                              200         --         200
    Currency exchange loss                                             14          6          20
    Acquisition of entities subject to common control                (340)       340          --
    Issuance of Convertible Note in lieu of repayment of
      advances from director related entity                            26         --          26
    Gain on sale of tenement                                       (1,261)        --      (1,261)
Change in assets and liabilities
    Increase (decrease) in accounts payable                           (30)       (97)       (127)
    Increase in tax payable                                            24          2          26
    Decrease in accounts receivable                                     9         70          79
    Decrease in exploration assets                                      7         --           7
                                                                   ------     ------      ------
    Net cash used in operating activities                            (535)        97        (438)

Cash flows from financing activities:

    Proceeds from the sale of Common stock - net                       --         --          --
    Proceeds from advance from director-related entities              266       (212)         54
    Repayment of advance from director-related entities              (153)        --        (153)
                                                                   ------     ------      ------
    Net cash (used in) provided by financing activities               113       (212)        (99)
                                                                   ------     ------      ------
Cash flows from investing activities:

    Exploration expenditure                                            --         --          --
    Advances to director related entities                              --         --          --
    Cash from acquired subsidiaries                                 1,215     (1,215)         --
    Proceeds from Sale of Tenement                                     --      1,261       1,261
    Purchase of shares in director-related entities                  (112)       112          --
                                                                   ------     ------      ------
    Net cash provided by (used in) investing activities             1,103        158       1,261
                                                                   ------     ------      ------

Increase in cash                                                      681         43         724
Cash and cash equivalents at beginning of period                       10         --          10
Effect of currency exchange rate fluctuations on cash held             43        (43)         --
                                                                   ------     ------      ------
Cash and cash equivalents at end of period                            734         --         734
                                                                   ------     ------      ------
Supplementary disclosure of non-cash financing activities.

Issuance of Stock (Note 8)                                            451         --         451
 - Administration Fees charged by Setright Oil & Gas Pty Ltd           47         --          47
 - Interest charged by Great Missenden Holdings Pty Ltd (Note 5)       26         --          26


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the twelve months ended December 31, 2005,

 (Dollar amounts in thousands)
                                                                      As                      As
                                                                Reported  Adjustment    Adjusted
                                                                       $           $           $
                                                                  ------  ----------    --------
Cash flows from operating activities:

Net profit/(loss)                                                  (321)       (285)       (606)

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                            250          --         250
    Currency exchange loss                                           --          --          --
    Write down of  investments                                       --          73          73
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                            --          38          38
Adjustments for non-operating items:
    Income from sale of tenement                                     --          --          --
Change in assets and liabilities
    Increase (decrease) in accounts payable                           9         164         173
    Increase in tax payable                                          --          --          --
    Decrease in accounts receivable                                  --           2           2
    Decrease in exploration assets                                   --          (7)         (7)
                                                                  ------      ------      ------
    Net cash used in operating activities                           (62)        (15)        (77)

Cash flows from financing activities:

    Proceeds from the sale of Common stock - net                     --          --          --
    Proceeds from advance from director-related entities            152         (67)         85
    Repayment of advance from director-related entities              --          --          --
                                                                  ------      ------      ------
    Net cash (used in) provided by financing activities             152         (67)         85
                                                                  ------      ------      ------
Cash flows from investing activities:

    Exploration expenditure                                          (7)          7          --
    Advances to director related entities                            (1)          1          --
    Cash from acquired subsidiaries                                  --          --          --
    Purchase of shares in director-related entities                 (74)         74          --
                                                                  ------      ------      ------
    Net cash provided by (used in) investing activities             (82)         82          --
                                                                  ------      ------      ------

Increase in cash                                                      8          --           8
Cash and cash equivalents at beginning of period                      2          --           2
Effect of currency exchange rate fluctuations on cash held           --          --          --
                                                                  ------      ------      ------
Cash and cash equivalents at end of period                           10          10          10
                                                                  ------      ------      ------
Supplementary disclosure of non-cash financing activities.

Issuance of Stock (Note 8)                                           --          --          --
 - Administration Fees charged by Setright Oil & Gas Pty Ltd         21          --          21
 - Interest charged by Great Missenden Holdings Pty Ltd (Note 5)     21          --          21

                                      F-19


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
         Cumulative from inception (August 6, 2003) to December 31, 2006

(Dollar amounts in thousands)
                                                                       As                      As
                                                                 Reported  Adjustment    Adjusted
                                                                        $           $           $
                                                                   ------  ----------    --------
Cash flows from operating activities:

Net profit/(loss)                                                     190     (2,237)     (2,047)

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                              450         --         450
    Currency exchange loss                                             14          6          20
    Acquisition of entities subject to common control                (340)       340          --
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                              64         --          64
    Gain on sale of tenement                                       (1,261)        --      (1,261)
    Write down of investments                                          --      1,759       1,759
Change in assets and liabilities
    Increase (decrease) in accounts payable                            15         49          64
    Increase in tax payable                                            --         26          26
    Decrease in accounts receivable                                     9         72          81
    Decrease in exploration assets                                      7         (7)         --
                                                                   ------     ------      ------
    Net cash used in operating activities                            (852)         8        (844)

Cash flows from financing activities:

    Proceeds from the sale of Common stock - net                       75         --          75
    Proceeds from advance from director-related entities              617       (302)        315
    Repayment of advance from director-related entities              (153)        80         (73)
                                                                   ------     ------      ------
    Net cash (used in) provided by financing activities               539       (222)        317
                                                                   ------     ------      ------
Cash flows from investing activities:

    Exploration expenditure                                            (7)         7          --
    Advances to director related entities                              (1)         7          --
    Cash from acquired subsidiaries                                 1,215     (1,215)         --
    Proceeds from Sale of tenement                                     --      1,261       1,261
    Purchase of shares in director-related entities                  (186)       186          --
                                                                   ------     ------      ------
    Net cash provided by (used in) investing activities             1,021        240       1,261
                                                                   ------     ------      ------

Increase in cash                                                      708         26         734
Cash and cash equivalents at beginning of period                       --         --          --
Effect of currency exchange rate fluctuations on cash held             26        (26)         --
                                                                   ------     ------      ------
Cash and cash equivalents at end of period                            734         --         734
                                                                   ------     ------      ------
Supplementary disclosure of non-cash financing activities.

Issuance of Stock (Note 8)                                            451         --         451
 - Administration Fees charged by Setright Oil & Gas Pty Ltd           47         --          47
 - Interest charged by Great Missenden Holdings Pty Ltd (Note 5)       26         --          26

                                      F-20

NOTE 13 - SALE OF TENEMENT

On the 15th March 2006 Alpha sold its 20% interest in the WA-341-P exploration tenement for proceeds and a profit of $1,261,238. This tenement was carried at no value in the Consolidated Balance Sheet.