Form 10KSB
period 2007-12-31
AUSTRALIAN OIL & GAS CORP
filed 2008-03-28
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                   Form 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2007


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

As of December 31, 2007, the market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $834,032.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At March 28, 2008, 37,400,531 shares of common stock were outstanding.

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

Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities
Item 6.   Management's Discussion and Analysis or Plan of Operation
Item 7.   Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.  Controls and Procedures
Item 8B.  Other Information



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

     We regard Australia as an immature oil and gas country, with particular prospectivity for natural gas, so that our exploration strategy provides the potential exposure to larger gas/liquids targets which may ultimately establish significant production and reserves through successful drilling. Our technological experts are encouraged to develop strategies for rapid and cost-effective acquisition, processing and interpretation of seismic data, enabling our technical teams to analyse large areas of acreage, to acquire new seismic data and to generate drilling prospects.

     Industry experts project declines in natural gas production from traditional sources and significant increases in U.S. and Asian natural gas demand over the next 20 years. Experts expect that LNG sourced natural gas will provide a significantly larger share of the natural gas market. We target potential natural gas supply sources suitable not only for LNG processing and export, but also for domestic Australian consumption, subject to successful exploration and exploiting of our exploration acreage.

     We consider that we are now well positioned to pursue these oil and natural gas exploration objectives for the following reasons:

     o Our success in acquiring gas prospective acreage is expected to provide opportunities to farmout and joint venture with other established oil and gas companies as well as the possibility to joint venture with them in additional exploratory prospects;
     o We possess a significant exploration acreage portfolio in the Browse Basin and Bonaparte Basin region offshore Australia (see "Oil and Gas Interests and Description of Property" below);
     o We are intent on building a broad-based team with significant experience in the use of structural geology, augmented by 3D seismic technology, and in drilling prospects.
     o We own or have rights to an extensive seismic database, including 6,500 km(2) of new 2D seismic and some 3,500 km(2) of 3D seismic data;
     o We are conducting intensive evaluations of our acreage and are in the process of identifying exploration prospects, some of which are high-risk, high-potential, gas and oil prospects.

     We have focused on the Bonaparte Basin and Browse Basin region because:

     o    We have acquired a significant permit portfolio in these regions;
     o We have developed significant expertise and have an extensive database of information about the geology and geophysics of this region;
     o We believe there are significant reserves in this region that have not yet been discovered; and
     o The construction of infrastructure for efficiently developing, producing, transporting and processing natural gas is being actively promoted or has been initiated in the region by others.

Background to Australian Offshore Permits
-----------------------------------------

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

     A Permit is granted by the Designated Authority following a competitive tender program, based on the best work program offered. The experience of the directors and the technical and financial resources of the applicant are taken into consideration before a decision is made. The Company considers that it satisfies the Designated Authority's requirements and believes that in the future it will be able to secure acreage. We have already acquired interests in a number of Permits (See Item 2 - Description of Property). Our President, Mr. Ernest Geoffrey Albers, has a track record in successfully bidding for exploration permits, and of subsequently progressing through farmout and exploration with major international companies.

     For the most part, major companies have dominated the offshore exploration industry in Australia. More recently, new and independent international operators have become increasingly active. The Company is encouraged by this increased activity and by the diversity of geological concepts being developed.

     Increasing availability of sophisticated off-the-shelf technologies from service companies and of expert technical advice from consultants, all aided by the latest computing power, allow companies such as ours to operate in this environment. There is a worldwide pool of rig operators, seismic service companies and technical consultants upon which we can draw for products and specialist expertise, allowing us to participate at a high level of expertise.

     A significant element of our strategy includes the acquisition and control of strategic areas which have potential to be farmed-out, sold or developed in conjunction with industry players: it being recognised that the Company lacks the resources to fully explore and develop areas on its own behalf. The funding of our programs by others in return for a percentage interest in our exploration permits (farm-out) is a vital part of our strategy and not only spreads risk but, importantly, conserves our capital. We may sponsor or assist in the sponsorship of companies for the express purpose of assisting with the funding of costs of our exploration program.

     As an exploration stage enterprise, the Company has relied and continues to rely on infusions of cash for working capital purposes through the advances of Great Missenden Holdings Pty Ltd, an affiliated company associated with our President, Mr.E.G. Albers. When we require further funds for our programs, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, interest of industry in co-participation in our programs and share market conditions. It is our intention to meet our funding obligations by either partial sale of our interests or farm-out, either to third parties or to entities sponsored by the Company, the latter course of action being a vital part of managements overall strategy. It is also part of our plan that funds could be raised by further issues of stock or the promotion of new companies for this purpose. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

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

     On April 12, 2006, we completed the acquisition of Nations Natural Gas Pty Ltd (Nations). The acquisition of Nations, entered into on September 10, 2004, was made in order to acquire a 30% interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65 ("Timor Sea Permits"), located in the Australian sector of the Timor Sea, offshore from the Northern Territory. Nations has subsequently agreed to farmout 6% of its 30% interest in the Timor Sea Permits to National Gas Australia Pty Ltd (NGA) (leaving Nations with a net 24% interest) in return for the funding of Nations 30% share of each of the now completed Sunshine and Kurrajong 2D seismic surveys of 4,188 line km in aggregate.

     On October 13, 2005, the Designated Authority granted to AOGC a petroleum exploration permit NT/P70, an offshore area adjacent to the Northern Territory of Australia for an initial 6-year term, effective from October 10, 2005. AOGC subsequently agreed to farmout 20% of its 100% interest in NT/P70 to NGA in return for the seismic operations carried out and funded by NGA in relation to the 795 km Crocodile 2D seismic survey which has been acquired in the NT/P70 permit. The Company now holds an 80% working interest in NT/P70, subject to an overriding royalty interest of 1% in favor of third parties.

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

     On April 7, 2006, the Designated Authority for the Territory of Ashmore and Cartier Islands, granted our wholly owned subsidiary, Gascorp Inc., together with its affiliated joint venturers, NGC and Auralandia, petroleum exploration permit AC/P39. In order to resolve and simplify potential administrative complication, the interest held by Gascorp, Inc was transferred to our 100% owned Australian incorporated subsidiary, Alpha. Following farmout of obligations, Alpha holds a 15% interest in the permit, in joint venture with its affiliates; National Gas Australia Pty Ltd (25%), Natural Gas Corporation Pty Ltd (30%) and Auralandia N.L. (30%), the designated Operator.

     On August 8, 2006, our wholly owned subsidiary, Nations Natural Gas Pty Ltd (Nations), together with its affiliated joint venturers, National Gas Australia Pty Ltd and Australian Natural Gas Pty Ltd, were granted petroleum exploration permits NT/P71 and NT/P72 for an initial 6-year term. Nations now holds a 24% interest in the permits following the farmout of 6% of its interest to NGA in return for the funding of Nations 30% share of the completed 3,291 km Kurrajong 2D survey and the 887 km Sunshine 2D Survey. The additional permits are held by the National Gas Consortium, which holds the contiguous NT/P62, NT/P63 and NT/P64 permits.

     On March 27, 2007, we were advised of the grant to our wholly owned subsidiary, Alpha Oil & Natural Gas Pty Ltd, of petroleum exploration permit NT/P73 for an initial 6-year term. Alpha holds a 100% interest in the permit, subject to an overriding royalty interest of 1% in favour of third parties. NT/P73 is adjacent to NT/P70.

     See Item 2 "Description of Properties" of this report for more information concerning our intentions and our past and recent exploration activities with respect to our oil and gas interests.

Reserve Estimates
-----------------

     The Company has no oil and gas reserves at the present time.

Production
----------

     The Company has had no oil and gas production to date.

Productive Wells and Acreage
----------------------------

     The Company has no productive wells or productive acreage at the present time.

Underdeveloped Acreage
----------------------

     See Item 1 "Description of Business", "Oil and Gas Interests" and Item 2 "Description of Properties" of this report for further information concerning our oil and gas interests.

Drilling Activity
-----------------

     While we have no immediate plans to engage in any exploratory oil or gas drilling, we and our joint venturers are making preliminary plans for the drilling of Oliver-2 in permit AC/P33 and for the drilling of Braveheart-1 in WA-333-P. We have not, as yet, made an irrevocable commitment to the drilling of such wells.

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

Current Activities and Plans
----------------------------

     Our current activities relate solely to our participation in oil and gas exploration in the offshore areas of Australia, as described above. (For more information with respect to our current activities and plans see also Item 2 - "Description of Properties").

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

Employees
---------

     As of December 31, 2007, we employed four persons, namely the three directors, and one other person, each on a part time basis. Additionally, we retain consultant geologists and other geo-scientists on a contract or fee basis, as and when their services are required.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our U.S. office, located at 2480 North Tolemac Way, Prescott, Arizona, has nominal square footage and the rent is no more than a nominal amount per month. We also have the use of more extensive premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria, Australia from which our Australian subsidiaries carry on business. The Australian office space is taken on a non-exclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd., (an affiliate of the Company by virtue of common management, ownership and control) makes in respect to the administration of the Company.

     Following implementation of our acquisition strategy we now hold interests in 14 Petroleum Exploration Permits granted by the Commonwealth of Australia. With one exception, they are held in joint venture with other parties.

Vulcan Joint Venture

     Our wholly owned subsidiary, Alpha Oil & Natural Gas Pty Ltd, following farmout of seismic commitments to Natural Gas Australia Pty Ltd (NGA), (see below) now holds a 15% interest in the Vulcan Joint Venture permits, AC/P33, AC/P35 and AC/P39 in joint venture with its affiliates; NGA (25%), Natural Gas Corporation Pty Ltd (NGC) (30%) and Auralandia N.L. (Auralandia) (30%), the designated Operator. The permits are within the territory of Ashmore and Cartier Islands, an Australian offshore territory.

     Geologically, AC/P33, AC/P35 and AC/P39 are located on the eastern margin of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin, one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia.

     AC/P33 (granted July 6, 2004) includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and abandoned Oliver-1 well. AC/P33 comprises five graticular blocks, totaling approximately 400 km(2) (98,800 acres). During the first three years of the initial 6-year term of permit AC/P33, the joint venture participants obtained a range of existing reports and open file seismic data and have mapped, interpreted and revised analyses and concepts for the area. The joint venture has carried out enhancement of existing seismic data around the Oliver feature, and has examined various techniques for potential to provide direct hydrocarbon indicators. As a result of the farmout to NGA, the joint venture has acquired 124 km(2) (acres) of new high quality enhanced parameter 3D seismic survey, known as the Oliver 3D Seismic Survey. The survey was conducted over the Oliver feature and part of its extension to the east. The joint venture has elected to enter the second three years of the initial permit and plans to drill one exploration well prior to the end of 2009, and to perform further interpretational work. Active geological and geophysical evaluation of the permit continues, including processing of the new Oliver Seismic Survey and reprocessing of part of the immediately adjacent Onnia 3D Seismic Survey in the vicinity of the Oliver-1 well, in preparation for the proposed Oliver 2 exploration/appraisal well. The permit has been offered for farmout, with a number of domestic and international companies assessing the acreage.

     Concurrently with the farmout efforts, the Vulcan Joint Venture participants are considering how they might collectively meet the funding requirements for drilling the Oliver-2 well in AC/P33, and how they should proceed in the future with respect to funding any Oliver development, even in the event that the farmout efforts are successful. Discussions amongst the joint venture participants have focused on the concept of each of the participants, other than the operator, Auralandia, selling their interest in the Vulcan Joint Venture permits in return for a pro rate issue of shares. Auralandia has signified that it would be amenable to being the corporate vehicle for unifying the joint venture interests in this manner. The Company intends to investigate this opportunity with a view to participate in this manner. Capital would be required by Auralandia for drilling and or development of Oliver.

     AC/P35 (granted October 18, 2005) is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totaling approximately 3,410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. During the first three years of the initial 6-year term of the AC/P35 permit, we plan to obtain a range of pertinent existing reports and open file seismic data. On October 16, 2007 we applied for a suspension and extension of the permit for a period of twelve months, so that if approved, the Year 2 will end on October 17, 2008. In the third permit year, we presently plan to shoot 250 km(2) of new 3D seismic survey. Should we so decide, we can elect to enter the second stage of three permit years of the initial permit term and drill one exploration well and perform further interpretational work. Geological evaluation of the permit is continuing, including the reprocessing of approximately 1,750 km(2) of the previously acquired proprietary 3D seismic over AC/P35 known as the Onnia 3D Seismic Survey which is located within this permit.

     AC/P39 (granted April 7, 2006) is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we plan to obtain a range of existing reports and open file seismic data. We have requested a 12 month suspension and extension of Year 2 in order to complete the reprocessing of 920 km(2) Onnia 3D seismic survey within the permit. The re-processing has been delayed because of the manpower constraints of the contractor, PGS. If granted the second permit year will end on April 6, 2009. In the third permit year, we plan to drill one exploration well. Geological evaluation of the permit is continuing

     Gascorp, Inc. on May 15, 2006 agreed to farmout 5% of its 20% interest in each of the Vulcan Joint Venture Permits to NGA (leaving Gascorp with a 15% interest) in return for the acquisition and funding of Gascorp's 20% share of the new Oliver 3D seismic survey of approximately 124 km(2) and the funding of the reprocessing of approximately 2,800 km(2) of the existing Onnia 3D Seismic Survey data. The cost of the Company's share of the Oliver survey has been met entirely by NGA

Browse Joint Venture

     On April 12, 2006, we completed the acquisition of Alpha, a transaction entered into on July 1, 2004. The acquisition of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha on August 29, 2006 have received 2,000,002 shares of common stock in AOGC and were paid AUD$100,000 (See also Item 12 below) as follows:

Sellers of Alpha and Allocation of Consideration

      SELLER                       NO. OF SHARES    NO. OF SHARES            $
                                        IN ALPHA          IN AOGC
                                         -------          -------       ------
Natural Gas Corporation Pty Ltd          100,000          250,000       12,500
Batavia Oil & Gas Pty Ltd                100,000          250,000       12,500
National Oil & Gas Pty Ltd               500,000        1,250,002       62,500
Australis Finance Pty Ltd                100,000          250,000       12,500
                                         -------          -------       ------
TOTAL                                    800,000        2,000,002      100,000
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

     The now remaining Permits of the Browse Joint Venture WA-332-P, WA-333-P and WA-342-P are contiguous and are located in the offshore Browse Basin, a part of the North West Shelf of Australia. They cover a total area of 9,460 km(2) (2,336,620 acres).

     The Browse Basin region is a proven major hydrocarbon area and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef-1. The Browse Basin is currently the focus for two proposals to establish new LNG export facilities; one by Woodside Energy Ltd in relation to the Scott Reef/Brecknock complex and the other by Inpex Corporation in relation to the Ichthys complex. Two of the Browse Joint Venture permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), and a total of fourteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation.

     In the previous year the Browse Joint Venture completed the shooting of the Braveheart seismic survey of approximately 1,949 line km of new 2D seismic survey over these Browse Joint venture permits

     In the first three year term of the Permits, the Browse Joint Venture obtained available open file reports and basic 2D and 3D seismic data acquired by the earlier efforts of previous explorers. This included approximately 1,100 km(2) of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. Approximately 1,000 km(2) of this 3D data set was reprocessed by the joint venture during the 2007 year. The 3D data set has been integrated with the acquisition and processing of the 1949 line km Braveheart 2D seismic survey. The Browse Joint Venture has elected to enter a second three year permit term and in which it has indicated it will drill one well in each permit. Active geological and geophysical evaluation of all of the Browse Joint Venture Permits is continuing, with special studies having been carried out in respect to the undeveloped Cornea oil and gas accumulation and the Braveheart project, which straddles WA-332-P and WA-333-P.

     The Browse Joint Venture, on March 19, 2008, applied for an 18-months suspension and extension of Year 5 of permit WA-332-P in order to acquire further new 2D seismic survey over potential leads in WA-332-P and to secure a drilling vessel, which are in short supply in Australian waters. If granted Year 5 of WA-332-P will end September 30, 2009.

     On March 19, 2008 the Browse Joint Venture applied for a 12-month suspension and extension of Year 5 of the WA-333-P permit in order to allow additional time for the drilling of the Braveheart-1 well in WA-333-P. The Joint Venture has entered into a letter of intent with a drilling vessel management company, as a result of which a well is expected to be drilled on the Braveheart feature by March 31, 2009. If granted, Year-5 of WA-333-P will end on March 31, 2009.

     On October 22, 2007 the Browse Joint Venture lodged a requested for a variation of the permit WA-342-P so that instead of drilling a well in Year-5 the permit would require geotechnical studies, while Year-6 of the permit would require the drilling of a well. If such variation of the permit is granted then Year-6 of the permit would commence on November 28, 2008.

     While each of the three permits of the Browse Joint Venture have been offered for farmout, the participants are considering how they might meet the funding requirements for the drilling of a well or wells, should these farmout efforts not be successful. Discussions amongst the joint venture participants have focused on the potential formation of a special purpose Australian company to acquire the Browse Joint Venture permits in return for a pro rata issue of shares to each of the Browse Joint Venture participants. This special purpose company would then seek equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in each of the permits

National Gas Consortium

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

               Sellers of Nations and Allocation of Consideration

     SELLER                        NO. OF SHARES    NO. OF SHARES           $
                                        IN ALPHA          IN AOGC
                                       ---------        ---------      ------
Ernest Geoffrey Albers                   300,001          315,001       7,500
Sacrosanct Pty Ltd                       300,000          315,000       7,500
Natural Gas Corporation Pty Ltd          100,000          100,000       2,500
Batavia Oil & Gas Pty Ltd                100,000          100,000       2,500
National Oil & Gas Pty Ltd             1,100,000        1,150,000      27,500
Australis Finance Pty Ltd                100,000          120,000       2,500
                                       ---------        ---------      ------
TOTAL                                  2,000,001        2,100,001      50,000
                                       =========        =========      ======

     The Timor Sea covers a huge area underlain by sedimentary basins with potential for new hydrocarbon discoveries. The region has a long history of exploration activity and discovery and has now become the focus for domestic and international petroleum exploration and development activities. There have been numerous oil and wet gas discoveries to the north west in the region of the permits, including the Laminaria, Corallina and Bayu-Undan fields. The giant gas fields of Greater Sunrise, Evans Shoal, Caldita and Barossa are to the north and east of the permits. Recent Plover Formation discoveries have been made in the Heron-2 well and the Blackwood-1well, in a permit immediately north of NT/P63 and immediately south of NT/P65.

     The Timor Sea is a major emerging petroleum province, with a developing emphasis in gas processing for the export market. Discoveries made over the past few years are expected to lead to the area providing substantial gas production and revenue, through value-added gas projects covering a wide spectrum of gas to liquids processes and technologies.

     On August 8, 2006, our wholly owned subsidiary, Nations, together with the other joint venturers in the National Gas Consortium were granted petroleum exploration permits NT/P71 and NT/P72 for an initial 6-year term. Nations now hold a net 24% interest in these permits, following the farmout of seismic commitments (see below). Permits NT/P71 and NT/P72, which cover a total area of approximately 17,380 km(2) (4,294,772 acres), are located in the Australian sector of the Timor Sea, and are held by the National Gas Consortium, which holds the contiguous NT/P62, NT/P63 and NT/P64 permits to the immediate west.

     The National Gas Consortium now holds six permits aggregating approximately 32,255 km(2) (7,970,533 acres) namely, NT/P62, NT/P63, NT/P64, NT/P65, NT/ P71 and NT/P73, all within jurisdiction of Australia.

     The Company on June 15, 2006, agreed to farmout 6% of its 30% interest in each of the Timor Sea Permits to National Gas Australia Pty Ltd (leaving Nations with a net 24% interest) in return for the acquisition and funding of Nations 30% share of the new Sunshine 2D seismic survey (887 kms) and Kurrajong 2D seismic survey (3,291 km) which were acquired in November 2006. The cost of the Company's share of the Sunshine and Kurrajong surveys has been met entirely by NGA.

     On November 16, 2007 the member of the National Gas Consortium applied for a 12-month extension of Year 4 of each of the permits NT/P62, NT/P63, NT/P64 and NT/P65 in order to complete the interpretation of the new Sunshine and Kurrajong 2D seismic data sets, in conjunction with interpretation of pre-existing 1,349 line km Jacaranda 2D seismic data set and 1,377 line km Halimeda 2D seismic survey data set, both of which have been reprocessed. If granted, then Year-4 of each of these permits would end on December 21, 2008.

     The Timor Sea permits have been offered for farmout, with a number of international companies presently considering the acreage. In the meantime, the National Gas Consortium Joint Venture participants are considering how they might meet the funding requirements for the drilling of a well or wells, should these farmout efforts not be successful. Discussions amongst the joint venture participants have more recently focused on the formation of a special purpose company to be formed to acquire the National Gas Consortium Joint Venture permits in return for a pro rata issue of shares to each of the joint venture participants. This special purpose public company would then seek equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in the permits

Eastern Bonaparte Basin
NT/P70 Joint Venture

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

     AOGC agreed on June 15, 2006, to farmout 20% of its 100% interest in NT/P70 to NGA in return for the acquisition and funding by NGA of the new 800 line km Crocodile 2D seismic survey, subsequently acquired in the NT/P70 permit.

     The permit has been designated as a "frontier area" by the Australian Government attracting an exploration incentive which allows immediate uplift to 150% tax deductibility on Australian Petroleum Resource Rent Tax ("PRRT") which is only payable provided certain levels of return from production are achieved.

     We have obtained a range of pertinent existing reports and open file seismic data and, with this data, have mapped, interpreted and revised analyses and concepts for the area. We presently plan to shoot 300 km(2) of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit.

     The Warawi prospect and the Crocodile prospect are the major focus of our work in NT/P70.

     The NT/P70 permit has been offered for farmout, with a number of international companies presently considering the acreage

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

     Our work to date has focused on the Stillwater feature of the NW corner of NT/P73

     The NT/P73 permit has been offered for farmout, with a number of international companies presently considering the acreage

ITEM 3. LEGAL PROCEEDINGS

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information
------------------

     Our common stock is not traded on an exchange but is quoted on the OTC Bulletin Board under the trading symbol "AOGC.OB". The prices set forth below reflect the quarterly high and low bid prices for shares of common stock for the past two years. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

     Period                High Sale or Bid          Low Sale or Bid
     ---------------------------------------------------------------
     1st Quarter 2006      $0.16                     $0.08
     2nd Quarter 2006      $0.18                     $0.10
     3rd Quarter 2006      $0.17                     $0.10
     4th Quarter 2006      $0.13                     $0.10

     1st Quarter 2007      $0.13                     $0.10
     2nd Quarter 2007      $0.12                     $0.10
     3rd Quarter 2007      $0.12                     $0.10
     4th Quarter 2007      $0.13                     $0.06

     As at December 31, 2007, there were 4 market makers in our common stock.

     As at December 31, 2007, there were approximately 216 holders of record of our common stock.

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

Recent Sales of Unregistered Securities
---------------------------------------

     During the past three years, without registering the securities under the Securities Act of 1933, the Company has issued following securities:

     On December 22, 2005, 2,500,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as an exhibit to the 2006 Form 10-KSB.

     On April 12, 2006, 2,000,002 shares of Common Stock were issued to acquire all the remaining shares of Alpha Oil & Natural Gas Pty Ltd pursuant to Regulation S under the Securities Act, as described below. The recipients of such shares were:

                Sellers of Alpha and Allocation of Consideration

    SELLER                        NO. OF SHARES     NO. OF SHARES          $
                                       IN ALPHA           IN AOGC
                                        -------           -------     ------
Natural Gas Corporation Pty Ltd         100,000           250,000     12,500
Batavia Oil & Gas Pty Ltd               100,000           250,000     12,500
National Oil & Gas Pty Ltd              500,000         1,250,002     62,500
Australis Finance Pty Ltd               100,000           250,000     12,500
                                        -------           -------     ------
TOTAL                                   800,000         2,000,002    100,000
                                        =======         =========    =======

     On April 12, 2006, 2,100,001 shares of common stock were issued to acquire all the remaining shares of Nations Natural Gas Pty Ltd pursuant to Regulation S under the Securities Act, as described below. The recipients of such shares were:

               Sellers of Nations and Allocation of Consideration

     SELLER                        NO. OF SHARES    NO. OF SHARES           $
                                        IN ALPHA          IN AOGC
                                       ---------        ---------      ------
Ernest Geoffrey Albers                   300,001          315,001       7,500
Sacrosanct Pty Ltd                       300,000          315,000       7,500
Natural Gas Corporation Pty Ltd          100,000          100,000       2,500
Batavia Oil & Gas Pty Ltd                100,000          100,000       2,500
National Oil & Gas Pty Ltd             1,100,000        1,150,000      27,500
Australis Finance Pty Ltd                100,000          120,000       2,500
                                       ---------        ---------      ------
TOTAL                                  2,000,001        2,100,001      50,000
                                       =========        =========      ======

     On April 12, 2006, the Company completed the acquisitions of each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies incorporated in Australia. A director of AOGC, Mr E Geoffrey Albers, is a director and or shareholder of each of the sellers of shares in Nations and Alpha. The acquisitions were entered into on September 10, 2004 and July 1, 2004, respectively.

     Mr. E. Geoffrey Albers is a director and or shareholder of each of the sellers of shares in Nations and Alpha. Mr. E. Geoffrey Albers had beneficial ownership percentages of 99.8% in Alpha and 98.8% in Nations prior to the acquisition by AOGC and had a beneficial ownership percentage of 53% in AOGC prior to the completion of the acquisitions and had a beneficial ownership percentage of 59.22% in AOGC after the completion of the acquisitions.

     The purchase of Nations was made in order to acquire a 30% interest in the four permits of the National Gas Consortium, being permits NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received 2,100,001 shares of common stock in AOGC and have received AUD$50,000 as consideration for Nations.

     The purchase of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha have received 2,000,002 shares of common stock in AOGC and the payment of AUD$100,000. Prior to the agreement being finalised, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount substantially in excess of book value. The settlement funds have been received by Alpha and were incorporated in settlement funds available to AOGC through its wholly owned subsidiary, Alpha.

     All Alpha and Nations acquirers of the above unregistered securities confirmed to AOGC by representation and warranty that they understood that the Shares to be issued to them had not been, and would not be registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"), or under any U.S. state securities laws, and that they were being issued pursuant to a "safe harbor" exemption from registration contained in Regulation S promulgated under the Securities Act based, in part, upon the representations and warranties of each recipient.

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

     On January 31, 2007, 2,000,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as an exhibit to the 2006 Form 10-KSB.

     On January 18, 2008, 1,500,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as an exhibit to the 2006 Form 10-KSB.

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

     We are controlled by a small number of principal stockholders who may cause events to occur that are not in the interests of the Company's stockholders with smaller holdings. Our President, Mr.E.Geoffrey Albers, and entities controlled by him, own approximately 61% of the outstanding common stock (see Item 11). Accordingly, Mr. Albers has effective control over the election of the Company's directors and significant influence over our management, operations and affairs, including the ability to prevent or cause a change in control of the Company.

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

     Our common stock is quoted via the Over The Counter Bulletin Board (OTC-BB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market, Inc. These factors may result in higher price volatility and less market liquidity for the Common Stock.

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

     We rely on the considerable experience in the oil and gas industry of our President, Mr.E.G.Albers, and our consultants to identify and conduct initial geological analyses of properties in which we acquire an interest. We have devoted essentially all of our resources to the identification and acquisition of large - tract oil and gas properties and seek to keep our overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven modern technologies to evaluate properties and prospects. Generally, we expect to invest in projects at different percentage levels of participation, with our intention being to spread risk and to reduce the Company's financial commitments through either farmout or sale.

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

Liquidity and Capital Resources

     The following table reflects our working capital position at December 31, 2007:

Current assets                              $484
Current liabilities                         $573
Working capital                             $(89)
Current ratio                               0.84

     To date, in order to fund on-going administration and the cost of acquisition of interests, the Company has largely relied on infusions of cash through the advances of Great Missenden Holdings Pty Ltd, an affiliated company associated with our President, Mr.E.Geoffrey Albers. We have also relied upon farmin from National Gas Australia Pty Ltd (also an affiliated company associated with Mr Albers) by way of farmout to fund a significant proportion of our seismic and associated obligations. When we require further funds, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, the interest of industry in co-participation in our programs, stock market and oil and gas market conditions. When additional funds for exploration are required, our strategy to meet our obligations by either partial sale of our interests or farm out, the latter course of action being a vital part of managements overall strategy. We would also look to further issues of stock or the promotion of new companies formed for the purpose of funding exploration within our permit interests. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

     Our cash requirements for the next 12 months to support the operations are currently assessed to be approximately $400,000. This figure includes office administration of $75,000, and payments of approximately $325,000 for exploration with respect to the Permits of the Vulcan Joint Venture, the Permits of the Browse Joint Venture and of the National Gas Consortium and NT/P70 and NT/P73. The Company has sufficient liquid capital to support its operations during the next twelve months.

     In addition, if the Company is to maintain its portfolio of tenement interests then it will have to make future binding commitments to carry out specified work programs in order to meet permit terms. We may also elect to carry out exploration over and above our minimum permit commitments or enter into new projects with expenditure obligations.

     Expenditure commitments include obligations arising from the minimum work obligations for the initial 3 year period of exploration permits and thereafter commitments made annually. Minimum work obligations, may, subject to negotiation and approval, be varied or suspended or extended. They may also be satisfied by farmout, sale, relinquishment or surrender of a permit.

     However, if the Company requires further funds, the Company can seek the farmout or sale of permit interests, or further advances from Great Missenden Holdings Pty Ltd ("GMH") or the sponsorship of new companies for this purpose, or through the sale of additional shares of our common stock.

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

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements for the fiscal year ending December 31, 2007 are attached hereto beginning on page F-1.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 8A  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

Management's Report on Internal Control over Financial Reporting

     The management of Australian Oil and Gas, Inc ("the Company") is responsible for (1) the preparation of the accompanying financial statements;
(2) establishing and maintaining internal controls over financial reporting; and
(3) the assessment of the effectiveness of internal control over financial reporting. The Securities and Exchange Commission defines effective internal control over financial reporting as a process designed under the supervision of the company's principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

     All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance that the objectives of the control system are met, Therefore, no evaluation of controls can provide absolute assurance that all control issues and misstatements due to error or fraud, if any, within the company have been detected. Additionally, any system of controls is subject to risk that controls may become inadequate due to changes in conditions or that compliance with policies or procedures mat deteriorate. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions or that compliance with the policies or procedures may deteriorate.

     As of December 31, 2007, management of the Company conducted as assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2007.

     This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


/s/ E. Geoffrey Albers
----------------------
E. Geoffrey Albers,
Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

ITEM 8B  OTHER INFORMATION

     Not applicable


                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     Set forth below are the names of each of the executive officers of the Registrant and the position held:

         Name                       Age       Position

Ernest Geoffrey Albers              63        President, Treasurer and
                                              Director

William Ray Hill                    57        Director, Vice President

Mark Anthony Muzzin                 45        Director, Vice President

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

Board Attendance
----------------

     The Board of Directors met six times during the year ended December 31, 2007. During 2007, each of the directors attended at least 100% of the total number of meetings of the Board of Directors. It is the Company's policy that, absent unusual or unforeseen circumstances, all of the directors are expected to attend annual meetings of stockholders.

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

     Based on the review and discussions referred to in the foregoing three paragraphs, the Board of Directors determined that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 for filing with the Securities and Exchange Commission.

                                        E. Geoffrey Albers
                                        Mark A. Muzzin
                                        W. Ray Hill

Dated:  March 28, 2008

THIS REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED TO BE FILED UNDER SUCH ACTS.

Code of Ethics
--------------

     The Board of Directors on March 28, 2007, adopted a code of ethics for the Company's principal executive, financial and accounting officers. (See Exhibit 21 to the 2006 10KSB).

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

Summary Compensation Table for 2007

Name and Principal Position        Year     Salary   Stock Awards       Total
                                            ($)      ($) *              ($)
---------------------------        ----     ------   ------------       --------
E.G. Albers                        2007     NIL      $90,000            $ 90,000
(PEO)
President and Treasurer
                                   2006     NIL      $200,000           $200,000

* This amount is the SFAS 123(R) grant date fair value of the shares issued.

     All other tables regarding executive officer compensation have been omitted as inapplicable.

     Our directors are not compensated for their service on the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of December 31, 2007, certain information with respect to the beneficial ownership of shares of common stock by (i) any officer of our company, (ii) each director of our company, (iii) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, and (iv) our directors and executive officers as a group.

                                    Number
Beneficial Owner                    of Shares (1)   Percent of Class (2)
----------------                    -------------   --------------------

Ernest Geoffrey Albers (3)           21,900,003            61.00
William Ray Hill                        100,000             0.28
Mark Anthony Muzzin                           0                0

All executive officers and           22,000,003           61.28%
directors as a group (3 persons)

(1) The number of shares and the percentage of the class beneficially owned by the entities above are determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity.

(2) Percentages are based upon the total 35,900,531 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

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

     With respect to Mr E.G. Albers, President, Treasurer and a director of AOGC and each of its subsidiaries including Gascorp, Alpha and Nations, transactions were entered into, in relation to:

     * Great Missenden Holdings Pty Ltd: Mr. Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at December 31, 2007, an amount of $93,000 had been drawn down pursuant to the $100,000 Line of Credit, which were converted into these Series II Notes. A total charge of $27,722 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the year 2007.

     * Setright Oil & Gas Pty Ltd: Mr Albers is a director and shareholder of Setright Oil & Gas Pty Ltd. For the year ended December 31, 2007, Setright Oil & Gas Pty Ltd charged the Company $66,625 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock. AOGC's subsidiaries have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

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


     *    Acquisition of Subsidiaries
          ---------------------------

     On April 12, 2006, AOGC completed the acquisitions of 100% of the voting equity interests in each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies carrying on oil and gas exploration activities offshore from Australia. Each company incorporated in Australia. A director of AOGC, Mr. E. Geoffrey Albers, is a director and or shareholder of each of the sellers of shares in Nations and Alpha.

     Mr. E. Geoffrey Albers is a director and or shareholder of each of the sellers of shares in Nations and Alpha. Mr. E. Geoffrey Albers had beneficial ownership percentages of 99.8% in Alpha and 98.8% in Nations prior to the acquisition by AOGC and had a beneficial ownership percentage of 53% in AOGC prior to the completion of the acquisitions and had a beneficial ownership percentage of 59.22% in AOGC after the completion of the acquisitions.

     The purchase of Nations was made in order to acquire an interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received 2,100,001 shares of common stock in AOGC and the payment of AUD$50,000 as consideration for Nations.

     The purchase of Alpha was made in order to acquire an interest in the Browse Joint Venture, then being permits WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha have received 2,000,002 shares of common stock in AOGC and the payment of AUD$100,000 as consideration for Alpha.

     With respect to Mr M.A. Muzzin, Vice President and Director of AOGC and a Director of its subsidiaries, Nations Natural Gas Pty Ltd and Alpha Oil & Natural Gas Pty Ltd. Mr. Muzzin is a director of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough Limited. Goldsborough Energy Pty Ltd holds a 10% interest in the Browse Joint Venture.

                                     PART IV

ITEM 13 EXHIBITS

EXHIBIT LIST

December 31, 2007

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

10.7 Agreement between the Company and E.G. Albers regarding the Issue of 2,000,000 Shares, dated January 31, 2007 (incorporated by reference from Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 2006).

14 Standards of Conduct of Australian Oil & Gas Corporation (incorporated by reference from Exhibit 14 to the Company's annual report on Form 10-K for the year ended December 31, 2006).

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

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *


*  Filed herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)  Audit Fees

     Our principal accountant, Demetrius & Company L.L.C., billed us aggregate fees in the amounts of approximately $20,000 and $28,244 respectively for the fiscal years ended 2007 and 2006. These amounts were billed for professional services that Demetrius & Company, L.L.C. provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years. An additional $12,000 was accrued at December 31, 2007 for services relating to the audit of the Form 10-KSB annual report.

(b)  Audit - Related Fees

     There were no fees billed to us for the fiscal year ended December 31, 2007 for assurance and other services related to the performance of the audit or review of our financial statements.

(c)  Tax Fees

     We paid $5,000 in tax fees for the fiscal year ended December 31, 2007 for tax compliance, tax advice, and tax planning. For the year ended December 31, 2006, $3,405 was paid for tax compliance, tax advice and tax planning.

(d)  All Other Fees

     There were no other fees billed to us for the fiscal year ended December 31, 2007.

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

     Preapprove all non-audit services (other than certain de-minimis services described in Section 10A(i) (1) (B) of the Securities Exchange act of 1934 (as amended by the Sarbanes-Oxley Act of 2002) that the auditors propose to provide to us or any of its subsidiaries.

     The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Demetrius & Company LLC performing our audit for the 2006 and 2007 fiscal years.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

         Percentage of total fees paid to Demetrius & Company LLC
         Fiscal Year 2007

         Audit fees                         87%
         Audit-related fees                 Nil
         Tax fees                           13%
         All other fees                     Nil

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2008.


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

Name                     Title                            Date

/s/ E. Geoffrey Albers   President, Treasurer, Chief      28th day of March 2008
----------------------
E. Geoffrey Albers       Financial Officer and Director

/s/ Mark A Muzzin        Director, Vice President         28th day of March 2008
------------------
Mark A Muzzin

/s/ W. Ray Hill          Director, Vice President         28th day of March 2008
---------------
W. Ray Hill

FINANCIAL STATEMENTS

Table of Contents

       Audit Report

       Consolidated Balance sheet - as at December 31, 2007

       Consolidated Statement of Operations for the twelve months ended December 31, 2007 and 2006 and for the period from inception (August 6, 2003) to December 31, 2007.

       Consolidated Statement of Changes in Stockholders' Equity And Comprehensive Income for the period from inception (August 6, 2003) to December 31, 2007

       Consolidated Statement of Cash Flows for the twelve months ended December 31, 2007 and 2006 and for the period from inception (August 6, 2003) to December 31, 2007.

       Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Australian Oil & Gas Corporation (An Exploration Stage Enterprise)

We have audited the accompanying consolidated balance sheet of Australian Oil & Gas Corporation and subsidiaries (An Exploration Stage Enterprise) as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended and the period from inception (August 6, 2003) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Oil & Gas Corporation and subsidiaries (An Exploration Stage Enterprise) as of December 31, 2007, and the results of their operations and their cash flows for each of the two years then ended and for the period from inception (August 6, 2003) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.




/s/ Demetrius & Company, L.L.C.
-------------------------------
Wayne, New Jersey
March 24, 2008

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)


                           CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

                                                                       12/31/07
                                                                       --------
ASSETS                                                                        $
Current assets:

Cash and cash equivalents                                                   484
                                                                         ------
       Total Current Assets                                                 484
                                                                         ------

Total Assets                                                                484
                                                                         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Accounts payable and accrued expenses                                574
       Accounts payable to director related entities (Note 6)                 2
       Income tax expense payable                                             1
                                                                         ------
       Total Current Liabilities                                            577
                                                                         ------
Non-current liabilities:

       Convertible Notes (Note 5)                                           305
                                                                         ------
       Total Non-current Liabilities                                        305
                                                                         ------
Total Liabilities                                                           882
                                                                         ======

Stockholders' Equity


Common stock, $0.001 par value; 75,000,000 shares authorized,
       37,400,531 shares issued and outstanding
       as of December 31, 2007 (Note 7 & 8)                                  30
       Capital in excess of par value                                     2,210
       Accumulated other Comprehensive Income                               224
       Deficit accumulated during the exploration stage                  (2,862)
                                                                         ------
       Total Stockholders' Equity                                          (398)
                                                                         ------

       Total Liabilities and Stockholders' Equity                           484
                                                                         ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the twelve months ended December 31, 2007 and
        for the twelve months ended December 31, 2006 for the period from inception (August 6, 2003) to December 31, 2007

(Dollar amounts in thousands)

                                                 For the twelve For the twelve           From
                                                  months  ended   months ended   inception to
                                                   Dec 31, 2007   Dec 31, 2006    Aug 6, 2003
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                             652            286          1,311
    General and administrative                              267            225            838
    Merger and reorganization                                --            109            249
                                                    -----------    -----------    -----------
    Total operating expenses                                919            620          2,398
                                                    -----------    -----------    -----------
Loss before other income and expense                       (919)          (620)        (2,398)


Other Income and (Expense)
    Income from sale of tenement                             --          1,261          1,261
    Write down of investments                                --             --         (1,759)
    Currency exchange gain/(loss)                           106            (20)            86
    Interest income                                          27             29             56
    Interest expense                                        (29)           (34)           (84)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                           (815)           616         (2,838)

Income tax provision                                         --             24             24
                                                    -----------    -----------    -----------
Net Profit/(loss)                                          (815)           592         (2,862)
                                                    ===========    ===========    ===========

Profit/(loss) per Common Share:
Net profit/(loss)                                   $     (0.02)   $      0.02    $     (0.09)

Weighted average common share used in calculation    36,467,152     33,212,561     30,633,738
                                                    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
      For the period from inception (August 6, 2003) to December 31, 2007

(Dollar amounts in thousands)

                                                      Common stock   Capital in Comprehensive      Deficit    Total
                                                                     excess of         Income  Accumulated   Equity
                                                                     par value                      during
                                                    Shares  Amount                             development
                                                                                                     stage
                                                                 $          $               $            $        $
                                               -------------------------------------------------------------------
Issuance of common stock:

Combination of Controlled Entities                           1,560                                            1,560

To holders of unsecured claims against
Synergy Technology Corporation                   3,000,000

To equity holders of Synergy Technology
Corporation                                      4,800,528

To the Plan Funder to fund the
Plan of Reorganization                          19,500,000      20         55                                    75

Loss from operations                                                                                 (184)    (184)
                                               ----------- ------- ----------     -----------  ----------- --------
    Balance, December 31, 2003                  27,300,528   1,580         55                        (184)    1,451

Loss from operations                                                                               (1,849)  (1,849)
Foreign currency translation adjustment                                                   195                   195
                                               ----------- ------- ----------     -----------  ----------- --------

    Balance, December 31, 2004                  27,300,528   1,580         55             195      (2,033)    (203)

To the Chairman as compensation                  2,500,000       2         248                                  250
Shares issued external to combined group
previously held within  the combined group                      65                                               65
Loss from operations                                                                                 (606)    (606)
Foreign currency translation adjustment                                                    48                    48
                                               ----------- ------- ----------     -----------  ----------- --------
    Balance, December 31, 2005                  29,800,528   1,647        303             243      (2,639)    (446)

To the Chairman as compensation                  2,000,000       2        198                                   200

Profit from operations                                                                                 592      592
Acquisition of entities subject to
   common control                                          (1,621)      1,621                                    --
Foreign currency translation adjustment                                                    17                    17
                                               ----------- ------- ----------     -----------  ----------- --------

    Balance , December 31, 2006                 35,900,531      28      2,122             260      (2,047)      363

To the Chairman as compensation (Note 8)         1,500,000       2         88                                    90
Loss from operations                                                                                 (815)    (815)
Foreign currency translation adjustment                                                  (36)                  (36)
                                               ----------- ------- ----------     -----------  ----------- --------

    Balance, December 31, 2007                  37,400,531      30      2,210             224      (2,862)    (398)
                                               =========== ======= ==========     ===========  =========== =======-

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the twelve months ended December 31, 2007,
                 For the twelve months ended December 31, 2006, Cumulative from inception (August 6, 2003) to December 31, 2007

(Dollar amounts in thousands)

                                                                   Dec 31,   Dec 31,     From
                                                                     2007      2006 inception
                                                                        $         $         $
                                                                   ------    ------    ------
Cash flows from operating activities:

Net profit/(loss)                                                    (815)      592    (2,862)

 Adjustments to reconcile net profit/(loss) to
    net cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                               90       200       540
    Currency exchange (gain)/loss                                    (116)       20       (96)
    Write down of investment                                           --        --     1,759
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                              29        26        93
    Gain on sale of tenement                                           --    (1,261)   (1,261)
Change in assets and liabilities
    Increase (decrease) in accounts payable                           512      (127)      576
    Increase (decrease)  in tax payable                               (34)       26        (8)
    Decrease in accounts receivable                                     2        79        83
    Decrease in exploration assets                                     --         7        --
                                                                   ------    ------    ------
    Net cash used in operating activities                            (332)     (438)   (1,176)
                                                                   ------    ------    ------

Cash flows from financing activities:

    Proceeds from the sale of Common stock - net                       --        --        75
    Proceeds from advance from director-related entities               --        54       315
    Repayment of advance from director-related entities                --      (153)      (73)
                                                                   ------    ------    ------
    Net cash (used in) provided by financing activities                --       (99)      317
                                                                   ------    ------    ------
Cash flows from investing activities:

    Proceeds from sale of tenement                                     --     1,261     1,261
                                                                   ------    ------    ------
    Net cash provided  investing activities                            --     1,261     1,261
                                                                   ------    ------    ------

Increase (decrease) in cash                                          (332)      724       402
Cash and cash equivalents at beginning of period                      734        10        --
Effect of currency exchange rate fluctuations on cash held             82        --        82
                                                                   ------    ------    ------
Cash and cash equivalents at end of period                            484       734       484
                                                                   ======    ======    ======
Supplementary disclosure of non-cash financing activities.

Issuance of Stock (Note 8)                                             90       200       540
 - Administration Fees charged by Setright Oil & Gas Pty Ltd           66        47       163
 - Interest charged by Great Missenden Holdings Pty Ltd (Note 5)       29        26        88

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 1:  ORGANIZATION

     Australian Oil & Gas Corporation (the Company or AOGC) was incorporated on August 6, 2003, and began operations on August 11, 2003 pursuant to the terms of a Plan of Reorganization (Plan) of Synergy Technologies Corporation ("Synergy") and is considered to be a crude petroleum and natural gas company in the exploratory stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of oil and gas exploration properties.

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

     o Interest expense allocable to significant unproved leasehold costs and in progress exploration and development projects is capitalized until the assets are ready for their intended use. There was no interest expense capitalized by the Company in 2007 or in the prior three years.

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

     The Company adopted the provisions of FASB issued Interpretation No.48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48") effective January 1, 2007. As a result of the implementation of FIN 48, no adjustment in the liability for unrecognized income tax benefits relating to uncertain tax provisions was necessary.

Cash equivalents

     For purposes of the statements of cash flows, the Company will consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company will place its cash with high quality financial institutions. The Company maintains the primary amount of cash in Australian Banks. These accounts are not insured.

NOTE 3: INCOME TAXES

     As of December 31, 2007 and December 31, 2006 respectively, the Company had a U.S. Federal net operating loss carryforward of approximately $856,000 and $457,000 which will expire commencing 2017 through 2025, if not utilized.

     Management of the Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the net operating losses due to various changes in ownership over the past years.

                                                                $
                                                        ---------
      Operating loss carried                              129,200
      forwards
      Less : Valuation Allowance                         (129,200)
                                                        ----------
      Net Deferred Tax Assets                                  --
                                                        ==========

     As described in Note 2, the Company adopted FIN 48 on January 1, 2007, which prescribes treatment of "unrecognized tax positions", and requires measurement and disclosure of such amounts. At both January 1, 2007 and December 31, 2007, the Company had no material unrecognized tax benefits.


NOTE 4: BASIC LOSS PER COMMON SHARE

     Basic loss per common share is based on the weighted average number of shares of common stock issued from inception to December 31, 2007.

NOTE 5: RELATED PARTY TRANSACTIONS

     Mr. E Geoffrey Albers is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2007 on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before December 31, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As at December 31, 2007, an amount of $93,000 had been drawn down pursuant to the $100,000 Line of Credit, which was converted into these Series II Convertible Notes. A total charge of $28,722 by way of interest on all advances from Great Missenden Holdings Pty Ltd was incurred during the year.

     We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

     On April 12, 2006, AOGC completed the acquisitions of 100% of the voting equity interests in each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies carrying on oil and gas exploration activities offshore from Australia. Each company is incorporated in Australia. A director of AOGC, Mr. E. Geoffrey Albers, is a director and or shareholder of each of the sellers of shares in Nations and Alpha. Nations was acquired at a cost of $267,000 and Alpha was acquired at a cost of $293,000.

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

     Mr. E. Geoffrey Albers is a director and or a shareholder of each of the companies that sold the shares in Nations and Alpha to AOGC. Mr. E. Geoffrey Albers had beneficial ownership percentages of 99.8% in Alpha and 98.8% in Nations prior to the acquisition by AOGC and had a beneficial ownership percentage of 53% in AOGC prior to the completion of the acquisitions and had a beneficial ownership percentage of 59.22% after the completion of the acquisitions in April 2006.

     Due to the common ownership, outlined above, by Mr. E. Geoffrey Albers of AOGC, Alpha and Nations, the acquisitions are deemed to be a transfers of interests under common control with AOGC for the purposes of SFAS No, 141 entitled "Business Combinations". The transfers haves been accounted for using a method similar to pooling of interests whereby the assets and the liabilities of AOGC, Alpha and Nations have been combined at their respective carrying values

     The purchase of Nations was made in order to acquire an interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received 2,100,001 shares of common stock in AOGC and the payment of AUD$50,000 as consideration for Nations.

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

     Mr Albers is a director and shareholder of Setright Oil & Gas Pty Ltd. For the year ended December 31, 2007, and the year ended December 31, 2006, respectively, Setright Oil & Gas Pty Ltd charged the Company $65,625 and $47,485 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock. AOGC's subsidiaries have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

NOTE 6:  LIABILITIES TO DIRECTOR RELATED ENTITIES

     At December 31, 2007, the Company recorded a liability to Setright Oil & Gas Pty Ltd of $2,390.

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


NOTE 8: COMMON STOCK ISSUED TO EG ALBERS

     o On January 18, 2008, 1,500,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2005 Form10-KSB.

     o For reporting purposes, Common Stock on Issue of 37,400,528 as of December 31, 2007 includes 1,500,000 shares awarded to Mr. E. Geoffrey Albers as compensation for the year ended December 31, 2007.


NOTE 9:  COMPREHENSIVE INCOME

     Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

     The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is Australian dollars. The comprehensive income of $223,534 disclosed in the consolidated balance sheet is the foreign currency exchange gain on converting the subsidiaries' balance sheets and income statements to US dollars for consolidation purposes.

NOTE 10: COMMITMENTS AND CONTINGENCIES

     The Company is without insurance pertaining to various potential risks with respect to its properties, including general liability, because it is presently not able to obtain insurance for such risks at rates and on terms, which it considers reasonable. The financial position of the Company in future periods will be adversely affected if uninsured losses were to be incurred.