Form 10QSB/A
period 2007-03-31
AUSTRALIAN OIL & GAS CORP
filed 2008-05-05
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No 1.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]   No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

35,900,531 shares of common stock, $0.001 par value, as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

                 For the Quarterly Period Ended: March 31, 2007


                          Part 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Restated Consolidated Balance Sheets as at March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

         Restated Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2007 (Unaudited)

         Restated Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2007 (Unaudited)

         Amended Notes to Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures


                           Part 11. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


Item 4.  Submission of Matters to a Vote of Security Holders.


Item 6.  Exhibits


Signatures

EXPLANATORY NOTE:

     This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 is being filed principally to provide revised disclosures in our financial statements and the related notes to the consolidated financial statements. In the second quarter of 2007, the U.S. Securities and Exchange Commission ("SEC") requested certain information from us in connection with an ordinary course review of our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our application of successful efforts accounting under U.S. GAAP (see footnote 2 to our financial statements on Form 10-KSB/A for the year ended December 31, 2006) and of purchase accounting for the April 2006 acquisitions of our wholly-owned subsidiaries, Nations Natural Gas Pty Limited and Alpha Oil and Natural Gas Pty Limited (see footnotes 6 and 9 to our consolidated financial statements). In the third quarter of 2007 the SEC requested more information regarding the purchase accounting of Alpha and Nations.

     For the convenience of the reader, this Form 10-QSB/A sets forth the consolidated financial statements and the entire March 31, 2007 Form 10-QSB. However, this Form 10-QSB/A amends and restates only Items 1 and 3 of the March 31, 2007 Form 10-QSB. No information in this Form 10-QSB/A has been updated for any subsequent events occurring after May 15, 2007, the date of the original filing.

     The aforementioned changes have had no material effect on the company's consolidated balance sheets as of March 31, 2007 and December 31, 2006 but have had a material effect on the related consolidated statements of operations and cash flows for the quarters ended March 31, 2007 and 2006.

Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                         CONSOLIDATED BALANCE SHEETS(1)
           March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

ASSETS

(Dollar amounts in thousands)                                  As at 3/31/07  As at 12/31/06
                                                                 (Unaudited)       (Audited)
                                                               (As restated,  (Per 10-KSB/A)
                                                                 See Note 8)
                                                                          $                $
Current assets:
       Cash and cash equivalents                                         701             734
       Other receivables                                                   -               3
                                                               -------------   -------------
       Total Current Assets                                              701             737
                                                               -------------   -------------
Total Assets                                                             701             737
                                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Trade and other payables                                          113              22
       Payables to director related entities                              11              50
       Income tax expense payable                                          1              26
                                                               -------------   -------------
       Total Current Liabilities                                         125              98
                                                               -------------   -------------
Non-current liabilities:
       Convertible Notes                                                 283             276
                                                               -------------   -------------
       Total Non-current Liabilities                                     283             276
                                                               -------------   -------------
Total Liabilities                                                        408             374
                                                               =============   =============

Stockholders' Equity

Common stock, $0.001 par value;75,000,000 shares authorized,
       36,275,531 shares issued and outstanding                           28              28
       Capital in excess of par value                                   2122            2122
       Accumulated other Comprehensive Income                            235             260
       Deficit accumulated during the exploration stage               (2092)          (2047)
                                                               -------------   -------------
       Total Stockholders' Equity                                        293             363
                                                               -------------   -------------

       Total Liabilities and Stockholders' Equity                        701           737
                                                               =============   =============


(1) Financial data of previously separate entities are combined (See Note 6 and Note 9)

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                            CONSOLIDATED STATEMENT OF
                       OPERATIONS(1) For the three months
                          ended March 31, 2007 and 2006
        for the period from inception (August 6, 2003) to March 31, 2007

(Dollar amounts in thousands)

                                                  For the three  For the three           From
                                                   ended months   ended months  inceptionn to
                                                   Mar 31, 2007   Mar 31, 2007   Mar 31, 2007
                                                              $              $              $
                                                   (As Restated   (As Restated   (As Restated
                                                     See Note 8)    See Note 8)    See Note 8)
                                                    -----------    -----------    -----------

Expenses
    Exploration                                              66             25            725
    General and administrative                               45             43            616
    Merger and reorganization                                --             --            249
                                                    -----------    -----------    -----------
    Total operating expenses                                111             68          1,590
                                                    -----------    -----------    -----------
Profit / (loss) before other income and
    extraordinary item                                     (111)           (68)        (1,590)
                                                    -----------    -----------    -----------

Other Income
    Income from sale of tenement                             --          1,261          1,261
    Write down of investments                                --             --         (1,759)
    Currency exchange gain / (loss)                          65             (2)            45
    Interest income                                           7              2             36
    Interest expense                                         (7)            (6)           (62)
                                                    -----------    -----------    -----------
Profit / (loss) before income tax                           (46)         1,187         (2,069)

Income tax provision                                         --            (63)            23
                                                    -----------    -----------    -----------
Net Profit / (loss)                                         (46)         1,250         (2,092)
                                                    ===========    ===========    ===========


Profit/ (loss) per Common Share:
Net profit/ (loss)                                  $      0.00    $      0.04    $     (0.07)

Weighted average common share used in calculation    34,709,804     29,800,528     29,425,283
                                                    ===========    ===========    ===========

(1) Financial data of previously separate entities are combined (See Note 6 and Note 9)

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                         CONSOLIDATED STATEMENTS OF CASH
                       FLOWS(1) for the three months ended
                       March 31, 2007 and 2006 (Unaudited)
      and for the cumulative period from August 6, 2003 (Date of Inception)
                          to March 31, 2007 (Unaudited)

(Dollar amounts in thousands - except per share data)

                                                          For the three   For the three            From
                                                           ended months    ended months    inception to
                                                           Mar 31, 2007    Mar 31, 2007    Mar 31, 2007
                                                                      $               $               $
                                                           (As Restated    (As Restated    (As Restated
                                                             See Note 8)     See Note 8)     See Note 8)
                                                             ----------    ------------    ------------
Cash flows from operating activities:
Net profit / (loss)                                                 (46)          1,250          (2,092)
 Adjustments to reconcile net profit/(loss) to net cash
    used in operating activities:
Adjustments for non-cash items
    Compensation expense                                             41              50             491
     Currency exchange loss/(gain)                                  (90)           (276)            (70)
     Write down of investment                                        --              --           1,759
     Issuance of Convertible Note in lieu of repayment of
     advances from director related entity                            7               6              71
     Gain on sale of tenement                                        --          (1,261)         (1,261)
Change in assets and liabilities:
    Increase/(decrease) in accounts payable                          78            (134)            140
    Increase /(decrease) in income tax payable                      (25)             61               1
    Decrease in exploration assets                                   --              --              --
    Decrease/(increase) in accounts receivable                        3              44              85
                                                             ----------    ------------    ------------

    Net cash used in operating activities                           (32)           (260)           (876)
                                                             ----------    ------------    ------------
Cash flows from financing activities:
Proceeds from advance from director-related entities                 --             188             315
Repayment of advance from director-related entities                  (1)            (85)            (74)
Proceeds from the sale of Common stock - net                         --              --              75
                                                             ----------    ------------    ------------

Net cash (used in)/ provided by financing activities                 (1)            103             316
                                                             ----------    ------------    ------------

Cash flows from investing activities:
Proceeds from sale of tenement                                       --           1,261           1,261
                                                             ----------    ------------    ------------
Net cash provided by investing activities                            --           1,261           1,261
                                                             ----------    ------------    ------------

Increase/ (decrease) in cash                                        (33)          1,104             701
Cash and cash equivalents at beginning of period                    734              10              --
Effect of currency exchange rate fluctuations on cash held           --              --              --
                                                             ----------    ------------    ------------

Cash and cash equivalents at end of period                          701           1,114             701
                                                             ==========    ============    ============
Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd            15              12             112
Interest charged by Great Missenden Holdings Pty Ltd                  7               6              66
Issuance of Stock                                                    --              --             451

(1) Financial data of previously separate entities are combined (See Note 6 and Note 9)

              The accompanying notes are an integral part of these
                        consolidated financial statements

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

     The accompanying interim financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB/A for the year ended December 31, 2006 (filed February 6, 2008).

Note 1:  Organization

     Australian Oil & Gas Corporation (the Company) was incorporated in Delaware on August 6, 2003, and began operations on August 11, 2003 and is considered to be a crude petroleum and natural gas company in the exploratory stage as defined by SFAS No. 7. Since inception it has been engaged in the assessment of oil and gas exploration properties.

     The authorized capital stock of the AOGC consists of 75,000,000 shares of common stock (AOG Common Stock), $0.001 par value

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

Note 4:  Issued Shares

     At 31 March 2007, 375,000 shares included in issued and outstanding shares of 36,275,531 disclosed in the balance sheet and used for the earnings per common share calculation were not issued. These shares were authorised to compensate Mr Albers and will be issued in the quarter ending December 31 2007.

Note  5:  Comprehensive Income

     Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

     The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is the Australian dollar. The comprehensive income of $235,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries' financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note  6:  Transfer of Interest under Common Control

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

     Due to the common ownership, outlined above, by Mr. E. Geoffrey Albers of AOGC, Alpha and Nations, the acquisitions are deemed to be a transfers of interests under common control with AOGC for the purposes of SFAS No, 141 entitled "Business Combinations". The transfers haves been accounted for using a method like pooling of interests whereby the assets and the liabilities of AOGC, Alpha and Nations have been combined at their respective carrying values. Further, as detailed in Note 9, the consolidated financial statements and financial information presented for prior years have been restated to furnish comparative information. All restated consolidated financial statements have noted that financial data of the previously separate entities are combined.

Note  7:  Stock Based Compensation expense - amendment of comparatives

     The Form 10-Q for AOGC for the period ended 31 March, 2006 disclosed compensation expense of $50,000 for the quarter. As directed by SEC staff in correspondence dated June 25, 2007 per SAB Topic 14:F compensation expense should be presented in the Statement of Operations using the function of the expense. The company has allocated the compensation expense equally between general and administrative expense and exploration expense in the current and comparatives period's Consolidated Statements of Operations.


NOTE 8 - SALE OF TENEMENT

     On the 15th March 2006 Alpha sold its 20% interest in the WA-341-P exploration tenement for proceeds and a profit of $1,261,238. This tenement was carried at no value in the Consolidated Balance Sheet.


Note  9:  Restatement of Financial Statements

     Subsequent to the issuance of the Company's 2006 Financial Statements, the company received correspondence from SEC staff regarding the accounting treatment of the acquisition of the Australian subsidiary companies as disclosed in Note 6.

     From this correspondence, management determined that it had not correctly applied the guidance provided in SFAS 141 Business Combinations, including the paragraphs D11 to D18 regarding transfer of interest under common control.

     The Company has restated its consolidated financial statements back to the period from inception - August 6, 2003, for the quarter ended March 31, 2007 and for the quarter ended March 31, 2006.

     The following tables set forth the effects of the restatement on the Company's Consolidated Balance Sheet, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows.

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)

               RESTATED CONSOLIDATED BALANCE SHEET - March 31, 2007

(Dollar amounts in thousands)


                                                                     As
                                                             Previously                             As
                                                               Reported       Adjustment      Restated
                                    ASSETS                            $
Current assets
Cash and cash equivalents                                           701                -           701
Trade and other receivables                                           -                -             -
                                                                -------                        -------
       Total Current Assets                                         701                -           701
                                                                -------                        -------

Total Assets                                                        701                            701
                                                                =======                        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                        113                -           113
       Accounts payable to director related entities (Note 6)        73             (62)            11
       Advances from director related entities                        -                -             -
       Income tax expense payable                                     1                -             1
                                                                -------                        -------
       Total Current Liabilities                                    187                            125
                                                                -------                -        ------
Non-current liabilities:
       Convertible Notes (Note 5)                                   283                            283
                                                                -------                        -------
       Total Non-current Liabilities                                283                            283
                                                                -------                -       -------

Total Liabilities                                                   470             (62)           408
                                                                =======                        =======

Stockholders' Equity

Common stock, $0.001 par value; 75,000,000 shares
       authorized, 35,900,531 and 29,800,528 shares
       issued and outstanding as of December 31, 2006
       and 2005, respectively (Note 7)                               28                -            28
       Capital in excess of par value                               948            1,174         2,122
       Accumulated other Comprehensive Loss                         195               40           235
       Deficit accumulated during the exploration stage           (940)          (1,152)       (2,092)
                                                                -------          -------       -------
       Total Stockholders' Equity                                   231               62           293
                                                                -------          -------       -------

       Total Liabilities and Stockholders' Equity                   701                -           701
                                                                =======          =======       =======

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
                   For the three months ended March 31, 2007

(Dollar amounts in thousands)


                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Compensation expense                                     41            (41)            --
    Exploration                                             106            (40)            66
    General and administrative                               25             20             45
    Merger and reorganization                                --             --             --
                                                    -----------    -----------    -----------
    Total operating expenses                                172             61            111
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item            (172)            61           (111)
                                                    -----------    -----------    -----------

Other Income and Expenses
    Currency exchange loss                                   --             65             65
    Interest income                                           7             --              7
    Interest expense                                         (7)            --             (7)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                           (172)            65            (46)

Income tax provision                                         --             --             --
                                                    -----------    -----------    -----------
Net Profit/(loss)                                          (172)           126            (46)
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $     (0.00)   $      0.01    $      0.00

Weighted average common share used in calculation    37,719,804             --     37,719,804
                                                    ===========    ===========    ===========



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
                    For the three months ended March 31, 2006

(Dollar amounts in thousands)


                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Compensation Expense                                     50            (50)            --
    Exploration                                              --             25             25
    General and administrative                               13             30             43
    Merger and reorganization                                --             --             --
                                                    -----------    -----------    -----------
    Total operating expenses                                 63              5             68
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item             (63)            (5)           (68)
                                                    -----------    -----------    -----------

Other Income and Expenses
    Income from sale of tenement                             --          1,261          1,261
    Write down of investment                                 --             --             --
    Currency exchange loss                                   --             (2)            (2)
    Interest income                                          --              2              2
    Interest expense                                         (6)            --             (6)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                            (69)         1,256          1,187

Income tax provision                                         --            (63)           (63)
                                                    -----------    -----------    -----------
Net Profit/(loss)                                           (69)         1,319          1,250
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $     (0.00)   $      0.04    $      0.04

Weighted average common share used in calculation    29,800,528             --     29,800,528
                                                    ===========    ===========    ===========


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
        For the period from inception (August 6, 2003) to March 31, 2007

(Dollar amounts in thousands)


                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Compensation expense                                    491           (491)            --
    Exploration                                             183            542            725
    General and administrative                              369            247            616
    Merger and reorganization                               139            110            249
                                                    -----------    -----------    -----------
    Total operating expenses                              1,182            408          1,590
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item          (1,182)          (408)        (1,590)
                                                    -----------    -----------    -----------

Other Income and Expenses                                    --
    Income from sale of tenement                             --          1,261          1,261
    Writedown of investment                                  --         (1,759)        (1,759)
    Currency exchange loss                                  (60)           105             45
    Interest income                                          35              1             36
    Interest expense                                        (62)            --            (62)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                         (1,269)          (800)        (2,069)
    Gain on purchase of subsidiaries, net of tax            306           (306)            --
Income tax provision                                        (23)           (46)            23
                                                    -----------    -----------    -----------
Net Profit/(loss)                                          (940)        (1,152)        (2,092)
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $     (0.03)   $     (0.04)   $     (0.07)

Weighted average common share used in calculation    29,425,283             --     29,425,283
                                                    ===========    ===========    ===========


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the three months ended March 31, 2007,

(Dollar amounts in thousands)
                                                                         As                      As
                                                                   Reported  Adjustment    Restated
                                                                          $           $           $
                                                                ----------- ----------- -----------
Cash flows from operating activities:
Net profit/(loss)                                                     (172)         126        (46)

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                                 41           -          41
    Currency exchange loss                                                -        (90)        (90)
    Acquisition of entities subject to common control                     -           -           -
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                                 7           -           7
    Gain on sale of tenement                                              -           -           -
Change in assets and liabilities
    Increase (decrease) in accounts payable                               9          69          78
    Increase in tax payable                                            (24)         (1)        (25)
    Decrease in accounts receivable                                       3           -           3
                                                                ----------- ----------- -----------
    Net cash provided by (used in) operating activities               (136)         104        (32)

Cash flows from financing activities:
    Proceeds from the sale of Common stock - net                          -           -           -
    Proceeds from advance from director-related entities                  -         (1)         (1)
    Repayment of advance from director-related entities                   -           -         (1)
                                                                ----------- ----------- -----------
    Net cash provided by (used in) financing activities                   -         (1)         (1)
                                                                ----------- ----------- -----------

Increase in cash                                                      (136)         103        (33)
Cash and cash equivalents at beginning of period                        734           -         734
Effect of currency exchange rate fluctuations on cash held              103       (103)           -
                                                                ----------- ----------- -----------
Cash and cash equivalents at end of period                              701           -         701
                                                                ----------- ----------- -----------
Supplementary disclosure of non-cash financing activities.

- Administration Fees charged by Setright Oil & Gas Pty Ltd              15           -          15
- Interest charged by Great Missenden Holdings Pty Ltd (Note 5)           7           -           7


                       Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the three months ended March 31, 2006,

 (Dollar amounts in thousands)
                                                                         As                      As
                                                                   Reported  Adjustment    Restated
                                                                          $           $           $
                                                                ----------- ----------- -----------
Cash flows from operating activities:
Net profit/(loss)                                                      (69)       1,319       1,250

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                                  -          50          50
    Currency exchange loss                                                -       (276)       (276)
    Write down of  investments                                            -           -           -
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                                 6           -           6
Adjustments for non-operating items:
    Income from sale of tenement                                          -     (1,261)     (1,261)
Change in assets and liabilities
    Increase (decrease) in accounts payable                              68       (202)       (134)
    Increase in tax payable                                               -          61          61
    Decrease in accounts receivable                                       -          44          44
    Decrease in exploration assets                                        -           -           -
                                                                ----------- ----------- -----------
    Net cash used in operating activities                                (5)       (265)       (260)

Cash flows from financing activities:
    Proceeds from the sale of Common stock - net                          -           -           -
    Proceeds from advance from director-related entities                  -         188         188
    Repayment of advance from director-related entities                   -         (85)        (85)
                                                                ----------- ----------- -----------
    Net cash provided by (used in) financing activities                   -         103         103
                                                                ----------- ----------- -----------
Cash flows from investing activities:
    Exploration expenditure                                               -           -           -
    Advances to director related entities                                 -           -           -
    Proceeds from sale of tenement                                        -       1,261       1,261
    Purchase of shares in director-related entities                       -           -           -
                                                                ----------- ----------- -----------
    Net cash provided by (used in) investing activities                   -       1,261       1,261
                                                                ----------- ----------- -----------

Increase in cash                                                          5           -       1,104
Cash and cash equivalents at beginning of period                         10           -          10
Effect of currency exchange rate fluctuations on cash held                -           -           -
                                                                ----------- ----------- -----------
Cash and cash equivalents at end of period                               15       1,099       1,114
                                                                ----------- ----------- -----------
Supplementary disclosure of non-cash financing activities.

Issuance of Stock (Note 8)                                                -           -           -
- Administration Fees charged by Setright Oil & Gas Pty Ltd               -           -          12
- Interest charged by Great Missenden Holdings Pty Ltd (Note 5)           6           -           6



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
          Cumulative from inception (August 6, 2003) to March 31, 2007

(Dollar amounts in thousands)
                                                                         As                      As
                                                                   Reported  Adjustment    Adjusted
                                                                          $           $           $
                                                                ----------- ----------- -----------
Cash flows from operating activities:
Net profit/(loss)                                                      (940)     (1,152)     (2,092)

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                                491          --         491
    Currency exchange loss                                               --         (70)        (70)
    Acquisition of entities subject to common control                    --          --          --
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                                71          --          71
    Extraordinary Gain                                                 (306)        306          --
    Gain on sale of tenement                                             --      (1,261)     (1,261)
    Write down of investments                                            --       1,759       1,759
Change in assets and liabilities
    Increase (decrease) in accounts payable                              19         121         140
    Increase in tax payable                                             (24)         25           1
    Decrease in accounts receivable                                      12          73          85
    Decrease in exploration assets                                       --          --          --
                                                                ----------- ----------- -----------
    Net cash used in operating activities                              (677)       (199)       (876)

Cash flows from financing activities:
    Proceeds from the sale of Common stock - net                         75          --          75
    Proceeds from advance from director-related entities                617        (302)        315
    Repayment of advance from director-related entities                (430)        356         (74)
                                                                     ------      ------      ------
    Net cash provided by (used in)  financing activities                262          54         316
                                                                     ------      ------      ------
Cash flows from investing activities:
    Cash from acquired subsidiaries                                   1,215      (1,215)         --
    Proceeds from Sale of tenement                                       --       1,261       1,261
    Purchase of shares in director-related entities                    (186)        186          --
                                                                     ------      ------      ------
    Net cash provided by (used in) investing activities               1,029         232       1,261
                                                                     ------      ------      ------
Increase in cash                                                        614          87         701
Cash and cash equivalents at beginning of period                         --          --          --
Effect of currency exchange rate fluctuations on cash held               87         (87)         --
                                                                     ------      ------      ------
Cash and cash equivalents at end of period                              701          --         701
                                                                     ------      ------      ------
Supplementary disclosure of non-cash financing activities.

Issuance of Stock (Note 8)                                              451          --         451
- Administration Fees charged by Setright Oil & Gas Pty Ltd             112          --         112
- Interest charged by Great Missenden Holdings Pty Ltd (Note 5)          66          --          66

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

On February 6, 2008, the Company issued a current report on Form 8-K announcing that it would restate its consolidated financial statements and related footnote information in its most recent quarterly and annual filings. In connection with the filing of this Form 10-KSB/A, the company's management, including our President and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon its re-evaluation, the Company's management has concluded that our disclosure controls and procedures remain effective. In making this determination, the Company has considered the effects of the restatement to our consolidated financial statements in arriving at this conclusion, as well as the recent interpretive guidance of the SEC issued on June 20, 2007. We also considered how the revised disclosures contained in footnotes 6 and 9 to our consolidated financial statements provide additional information in order for the Company to fully comply with Statement of Financial Accounting Standards No. 141, "Business Combinations

                           Part 11. OTHER INFORMATION

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

                                            AUSTRALIAN OIL & GAS CORPORATION

                                            By:    /s/ E. Geoffrey Albers
                                               --------------------------
                                            E. Geoffrey Albers,
                                            Chief Executive Officer and
                                            Chief Financial Officer
April 28, 2008