Form 10QSB/A
period 2007-06-30
AUSTRALIAN OIL & GAS CORP
filed 2008-05-05
CIK 1080634

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

         Restated Consolidated Balance Sheets as at June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

         Restated Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006 (Unaudited), three months ended June 30, 2007 and 2006 (Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2007 (Unaudited)

         Restated Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2007 (Unaudited)

         Amended Notes to Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

                           Part II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


Item 4.  Submission of Matters to a Vote of Security Holders.


Item 6.  Exhibits

Signatures

EXPLANATORY NOTE:

     This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 is being filed principally to provide revised disclosures in our financial statements and the related notes to the consolidated financial statements. In the second quarter of 2007, the U.S. Securities and Exchange Commission ("SEC") requested certain information from us in connection with an ordinary course review of our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our application of successful efforts accounting under U.S. GAAP (see footnote 2 to our financial statements on Form 10-KSB/A for the year ended December 31, 2006) and of purchase accounting for the April 2006 acquisitions of our wholly-owned subsidiaries, Nations Natural Gas Pty Limited and Alpha Oil and Natural Gas Pty Limited (see footnotes 6 and 8 to our consolidated financial statements). In the third quarter of 2007 the SEC requested more information regarding the purchase accounting of Alpha and Nations.

     For the convenience of the reader, this Form 10-QSBA sets forth the consolidated financial statements and the entire June 30, 2007 Form 10-QSB. However, this Form 10-Q/A amends and restates only Items 1 and 3 of the June 30, 2007 Form 10-QSB. No information in this Form 10-QSB/A has been updated for any subsequent events occurring after August 15, 2007, the date of the original filing.

     The aforementioned changes have had no material effect on the company's consolidated balance sheets as of June 30, 2007 and December 31, 2006 but have had a material effect on the related consolidated statements of operations and cash flows for the six months ended June 30, 2007 and 2006.


Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                         CONSOLIDATED BALANCE SHEETS(1)
ASSETS

(Dollar amounts in thousands)                                 As at 6/30/07   As at 12/31/06
                                                                 (Unaudited)        (Audited)
                                                               (As restated,   (Per 10-KSB/A)
                                                                 See Note 8)
                                                                          $                $
                                                                 ----------      ----------
Current assets:
       Cash and cash equivalents                                        610             734
       Other receivables                                                  1               3
                                                                 ----------      ----------
       Total Current Assets                                             611             737
                                                                 ----------      ----------
Total Assets                                                            611             737
                                                                 ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable (Note 3)                                        136              22
       Income tax expense payable                                         1              26
       Accounts payable to director related entities                      3              39
       Advances from director related entities                           --              11
                                                                 ----------      ----------
       Total Current Liabilities                                        140              98
                                                                 ----------      ----------
Non-current liabilities:
       Convertible Notes                                                290             276
                                                                 ----------      ----------
       Total Non-current Liabilities                                    290             276
                                                                 ----------      ----------
Total Liabilities                                                       430             374
                                                                 ==========      ==========
Stockholders' Equity

Common stock, $0.001 par value; 75,000,000 shares authorized
       36,650,531 and 35,900,531shares issued and outstanding            28              28
       As of June 30, 2007 and December 31, 2006, respectively
Capital in excess of par value                                        2,122           2,122
       Accumulated Other Comprehensive Income                           244             260
       Deficit accumulated during the exploration stage              (2,213)         (2,047)
                                                                 ----------      ----------
       Total Stockholders' Equity                                       181             363
                                                                 ----------      ----------

       Total Liabilities and Stockholders' Equity                       611             737
                                                                 ==========      ==========

(1) Financial data of previously separate entities are combined (See Note 6 and Note 8)

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    CONSOLIDATED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)

(Dollar amounts in thousands -except per share data)


                                                        For the        For the       For the          For the    Cumulative
                                                            six            six         three            three        period
                                                         months         months        months           months      from Aug.
                                                          ended          ended         ended            ended       6, 2003
                                                        June 30,       June 30,      June 30,         June 30,     (Date of
                                                           2007           2006          2007             2006     Inception)
                                                                                                                    to June
                                                                                                                   30, 2007
                                                   (As Restated   (As Restated    (As Restated   (As Restated  (As Restated
                                                    See Note 8)    See Note 8)     See Note 8)    See Note 8)    See Note 8)
                                                    -----------    -----------    -----------    -----------    -----------
Expenses
   General and administrative                               134            101             68             76            705
   Merger and reorganisation                                 --            109             --            109            249
   Exploration                                              120             71             75             28            779
                                                    -----------    -----------    -----------    -----------    -----------

Total operating expenses                                    254            281            143            213          1,733
                                                    -----------    -----------    -----------    -----------    -----------

Net Profit / (loss) before other income and
    extraordinary item                                     (254)          (281)          (143)          (213)        (1,733)
                                                    -----------    -----------    -----------    -----------    -----------

Other Income and Expense
    Income from sale of tenement                             --          1,261             --             --          1,261
    Write down of investments                                --             --             --             --         (1,759)
   Currency exchange gain /(loss)                            88             --             23              2             68
   Interest income                                           14             11              7              9             43
   Interest expense                                         (14)           (17)            (7)           (11)           (69)
                                                    -----------    -----------    -----------    -----------    -----------

Profit / (Loss) before income tax                          (166)           974           (120)          (213)        (2,189)

Income tax provision                                         --             22             --             85             24
                                                    -----------    -----------    -----------    -----------    -----------

Net Profit / (loss)                                        (166)           952           (120)          (298)        (2,213)
                                                    ===========    ===========    ===========    ===========    ===========
Profit/ (loss) per Common share:

   Net Profit / (loss)                              $     (0.00)   $      0.03    $     (0.00)   $     (0.01)   $     (0.07)
                                                    ===========    ===========    ===========    ===========    ===========

Weighted average common share used in calculation    36,092,175     31,516,401     36,279,652     33,526,697     29,835,192
                                                    ===========    ===========    ===========    ===========    ===========


(1) Financial data of previously separate entities are combined (See Note 6 and Note 8)

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
                                   (Unaudited)

(Dollar amounts in thousands)
                                                           For the six     For the six   Cumulative period
                                                          months ended    months ended   from inception to
                                                         June 30, 2007   June 30, 2006       June 30, 2007
                                                                     $               $                   $
                                                          (As Restated,   (As Restated,       (As Restated,
                                                            See Note 8)     See Note 8)        See Note 8)
                                                            ----------      ----------         ----------
Cash flows from operating activities:
Net profit / (loss)                                               (166)            952             (2,213)
Adjustments to reconcile net profit/(loss) to net cash
    used in operating activities:
Adjustments for non-cash items
    Compensation expense                                            83             110                533
    Currency exchange loss/(gain)                                 (104)           (124)               (84)
    Write down of investment                                        --              --              1,759
    Issuance of Convertible Note in lieu of repayment of
     advances from director related entity                          14              13                 78
    Gain on sale of tenement                                        --          (1,261)            (1,261)
Change in assets and liabilities:
    Increase/(decrease) in accounts payable                        111            (147)               175
    Increase /(decrease) in income tax payable                     (25)             22                  1
    Decrease in exploration assets                                  --              --                 --
    Decrease/(increase) in accounts receivable                       2              81                 83
                                                            ----------      ----------         ----------

    Net cash provided by (used in) operating activities            (85)           (354)              (929)
                                                            ----------      ----------         ----------

Proceeds from advance from director-related entities                --             189                315
Repayment of advance from director-related entities                (39)           (281)              (112)
Proceeds from the sale of Common stock - net                        --              --                 75
                                                            ----------      ----------         ----------

Net cash provided by (used in) financing activities                (39)            (92)               278
                                                            ----------      ----------         ----------

Cash flows from investing activities:
Proceeds from sale of tenement                                      --           1,261              1,261
                                                            ----------      ----------         ----------
Net cash provided by investing activities                           --           1,261              1,261
                                                            ----------      ----------         ----------

Increase/ (decrease) in cash                                      (124)            815                610
Cash and cash equivalents at beginning of period                   734              10                 --
                                                            ----------      ----------         ----------

Cash and cash equivalents at end of period                         610             825                610
                                                            ==========      ==========         ==========
Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd           26              24                123
Interest charged by Great Missenden Holdings Pty Ltd                14              13                 73
Issuance of Stock                                                   --              --                451



(1) Financial data of previously separate entities are combined (See Note 6 and Note 8)

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

Note 3: Current Liabilities

     At June 30, 2007 the accounts payable balance includes $82,500 for remuneration due to Mr Albers for his services as set out in Note 2 Related Party Transaction.

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

     The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is the Australian dollar. The comprehensive income of $244,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries' financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

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

     Due to the common ownership, outlined above, by Mr. E. Geoffrey Albers of AOGC, Alpha and Nations, the acquisitions are deemed to be a transfers of interests under common control with AOGC for the purposes of SFAS No, 141 entitled "Business Combinations". The transfers haves been accounted for using a method like pooling of interests whereby the assets and the liabilities of AOGC, Alpha and Nations have been combined at their respective carrying values. Further, as detailed in Note 8, the consolidated financial statements and financial information presented for prior years have been restated to furnish comparative information. All restated consolidated financial statements have noted that financial data of the previously separate entities are combined.

Note  7:  Stock Based Compensation expense - amendment of comparatives

     The Form 10-Q for AOGC for the period ended June 30, 2006 disclosed compensation expense of $110,000 for the six months. As directed by SEC staff in correspondence dated June 25, 2007 per SAB Topic 14:F compensation expense should be presented in the Statement of Operations using the function of the expense. The company has allocated the compensation expense equally between general and administrative expense and exploration expense in the current and comparatives period's Consolidated Statements of Operations.

Note  8:  Restatement of Financial Statements

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

     The Company has restated its consolidated financial statements back to the period from inception - August 6, 2003, for the six months ended June 30, 2007 and for the six months ended June 30, 2006.

     The following tables set forth the effects of the restatement on the Company's Consolidated Balance Sheet, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)

               RESTATED CONSOLIDATED BALANCE SHEET - June 30, 2007

(Dollar amounts in thousands)
                                                                     As
                                                             Previously                          As
                                                               Reported    Adjustment      Restated
                                                                      $
                                                             ----------    ----------    ----------
                                     ASSETS
Current assets
Cash and cash equivalents                                           606             4           610
Trade and other receivables                                           1            --             1
                                                             ----------                  ----------
       Total Current Assets                                         607             4           611
                                                             ----------                  ----------

Total Assets                                                        607             4           611
                                                             ==========                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                        114            25           139
       Income tax expense payable                                     1            --             1
                                                             ----------                  ----------
       Total Current Liabilities                                    115            25           140
                                                             ----------                  ----------
Non-current liabilities:
       Convertible Notes (Note 5)                                   290                         290
                                                            ----------                   ----------
       Total Non-current Liabilities                                290                         290
                                                             ----------                  ----------

Total Liabilities                                                   405            25           430
                                                             ==========                  ==========

Stockholders' Equity

Common stock, $0.001 par value; 75,000,000 shares
       authorized, 35,900,531 and 29,800,528 shares
       issued and outstanding as of December 31, 2006
       and 2005, respectively (Note 7)                               28            --            28
       Capital in excess of par value                               948         1,174         2,122
       Accumulated other Comprehensive Loss                         226            18           244
       Deficit accumulated during the exploration stage          (1,000)       (1,213)       (2,213)
                                                             ----------    ----------    ----------
       Total Stockholders' Equity                                   202           (21)          181
                                                             ----------    ----------    ----------

       Total Liabilities and Stockholders' Equity                   607             4           611
                                                             ==========    ==========    ==========


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
                     For the six months ended June 30, 2007

(Dollar amounts in thousands)


                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                             114              6            120
    General and administrative                              118             16            134
                                                    -----------    -----------    -----------
    Total operating expenses                                232             22            254
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item            (232)           (22)          (254)
                                                    -----------    -----------    -----------

Other Income and Expenses
    Currency exchange loss                                   --             88             88
    Interest income                                          14             --             14
    Interest expense                                        (14)            --            (14)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                           (232)            88           (166)

Income tax provision                                         --             --             --
                                                    -----------    -----------    -----------
Net Profit/(loss)                                          (232)            66           (166)
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $     (0.00)   $      0.00    $     (0.00)

Weighted average common share used in calculation    36,092,175             --     36,092,175
                                                    ===========    ===========    ===========


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
                     For the six months ended June 30, 2006

(Dollar amounts in thousands)


                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                             110            (39)            71
    General and administrative                               69             32            101
    Merger and reorganization                                --            109            109
                                                    -----------    -----------    -----------
    Total operating expenses                                179            102            281
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item            (179)          (102)          (281)
                                                    -----------    -----------    -----------

Other Income and Expenses
    Income from sale of tenement                             --          1,261          1,261
    Interest income                                           9              2             11
    Interest expense                                         --            (17)           (17)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                           (170)         1,144            974
Gain on purchase of subsidiaries, net of tax                306           (306)            --
Income tax provision                                         --             22             22
                                                    -----------    -----------    -----------
Net Profit/(loss)                                           136            816            952
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $      0.01    $      0.02    $      0.03

Weighted average common share used in calculation    31,866,828             --     31,866,828
                                                    ===========    ===========    ===========


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
                For the period from inception (August 6, 2003) to
                                  June 30, 2007

(Dollar amounts in thousands)



                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                             416            363            779
    General and administrative                              687             18            705
    Merger and reorganization                               139            110            249
                                                    -----------    -----------    -----------
    Total operating expenses                              1,242            491          1,733
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item          (1,242)          (408)        (1,733)
                                                    -----------    -----------    -----------

Other Income and Expenses                                    --
    Income from sale of tenement                             --          1,261          1,261
    Writedown of investment                                  --         (1,759)        (1,759)
    Currency exchange loss                                  (14)            82             68
    Interest income                                          42              1             43
    Interest expense                                        (69)            --            (69)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                         (1,283)          (906)        (2,189)
    Gain on purchase of subsidiaries, net of tax            306           (306)            --
Income tax provision                                         23              1             24
                                                    -----------    -----------    -----------
Net Profit/(loss)                                         (1000)        (1,213)        (2,213)
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $     (0.03)   $     (0.04)   $     (0.07)

Weighted average common share used in calculation    29,835,192             --     29,835,192
                                                    ===========    ===========    ===========


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 2007,

(Dollar amounts in thousands)
                                                                              As                          As
                                                                        Reported    Adjustment      Restated
                                                                               $             $             $
                                                                      ----------    ----------    ----------
Cash flows from operating activities:
Net profit/(loss)                                                           (232)           66          (166)

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                                      83            --            83
    Currency exchange loss                                                    --          (104)         (104)
    Acquisition of entities subject to common control                         --            --            --
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                                    (14)           28            14
    Gain on sale of tenement                                                  --            --            --
Change in assets and liabilities
    Increase (decrease) in accounts payable                                  (44)          155           111
    Increase in tax payable                                                   --           (25)          (25)
    Decrease in accounts receivable                                            1             1             2
                                                                      ----------    ----------    ----------
    Net cash provided by (used in) operating activities                     (206)          121           (85)

Cash flows from financing activities:
    Proceeds from advance from director-related entities                      43           (43)           --
    Repayment of advance from director-related entities                      (36)           (3)          (39)
                                                                      ----------    ----------    ----------
    Net cash provided by (used in) provided by financing activities            7           (46)          (39)
                                                                      ----------    ----------    ----------

Increase in cash                                                            (199)           75          (124)
Cash and cash equivalents at beginning of period                             734            --           734
Effect of currency exchange rate fluctuations on cash held                    71           (71)           --
                                                                      ----------    ----------    ----------
Cash and cash equivalents at end of period                                   606             4           610
                                                                      ----------    ----------    ----------
Supplementary disclosure of non-cash financing activities.

- Administration Fees charged by Setright Oil & Gas Pty Ltd                   --            26            26
- Interest charged by Great Missenden Holdings Pty Ltd                        14            --            14



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 2006,

(Dollar amounts in thousands)
                                                                      As                          As
                                                                Reported    Adjustment      Adjusted
                                                                       $             $             $
                                                              ----------    ----------    ----------
Cash flows from operating activities:
Net profit/(loss)                                                    136           816           952

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                             110            --           110
    Currency exchange loss                                            --          (124)         (124)
    Extraordinary gain                                              (306)          306            --
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                             --            13            13
Adjustments for non-operating items:
    Income from sale of tenement                                      --        (1,261)       (1,261)
Change in assets and liabilities
    Increase (decrease) in accounts payable                          196          (343)         (147)
    Increase in tax payable                                           --            22            22
    Decrease in accounts receivable                                   --            81            81
    Decrease in exploration assets                                     5            (5)           --
                                                              ----------    ----------    ----------
    Net cash provided by (used in) operating activities              141          (495)         (354)

Cash flows from financing activities:
    Proceeds from advance from director-related entities               3           186           189
    Repayment of advance from director-related entities               --          (281)         (281)
                                                              ----------    ----------    ----------
    Net cash provided by (used in) financing activities                3           (95)          (92)
                                                              ----------    ----------    ----------
Cash flows from investing activities:
    Cash acquired from subsidiaries                                  670          (670)           --
    Proceeds from sale of tenement                                    --         1,261         1,261
                                                              ----------    ----------    ----------
    Net cash provided by (used in) investing activities              670           591         1,261
                                                              ----------    ----------    ----------

Increase in cash                                                     814             1           815
Cash and cash equivalents at beginning of period                      10            --            10
                                                              ----------    ----------    ----------
Cash and cash equivalents at end of period                           824             1           825
                                                              ----------    ----------    ----------
Supplementary disclosure of non-cash financing activities.

- Administration Fees charged by Setright Oil & Gas Pty Ltd           --            24            24
- Interest charged by Great Missenden Holdings Pty Ltd                12             1            13



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
           Cumulative from inception (August 6, 2003) to June 30, 2007

(Dollar amounts in thousands)
                                                                      As                          As
                                                                Reported    Adjustment      Adjusted
                                                                       $             $             $
                                                              ----------    ----------    ----------
Cash flows from operating activities:
Net profit/(loss)                                                 (1,000)       (1,213)       (2,213)

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                             533            --           533
    Currency exchange loss                                            --           (84)          (84)
    Acquisition of entities subject to common control                 --            --            --
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                            (78)          156            78
    Extraordinary Gain                                              (306)          306            --
    Gain on sale of tenement                                          --        (1,261)       (1,261)
    Write down of investments                                         --         1,759         1,759
Change in assets and liabilities
    Increase (decrease) in accounts payable                          (29)          204           175
    Increase in tax payable                                           --             1             1
    Decrease in accounts receivable                                   10            73            83
    Decrease in exploration assets                                     7            (7)           --
                                                              ----------    ----------    ----------
    Net cash used in operating activities                           (863)          (66)         (929)

Cash flows from financing activities:
    Proceeds from the sale of Common stock - net                      75            --            75
    Proceeds from advance from director-related entities             660          (345)          315
    Repayment of advance from director-related entities             (409)          297          (112)
                                                              ----------    ----------    ----------
    Net cash provided by (used in) financing activities              326           (48)          278
                                                              ----------    ----------    ----------
Cash flows from investing activities:
    Cash from acquired subsidiaries                                1,215        (1,215)           --
    Proceeds from Sale of tenement                                    --         1,261         1,261
    Purchase of shares in director-related entities                 (186)          186            --
                                                              ----------    ----------    ----------
    Net cash provided by (used in) investing activities            1,029           232         1,261
                                                              ----------    ----------    ----------
Increase in cash                                                     492           118           610
Cash and cash equivalents at beginning of period                      --            --            --
Effect of currency exchange rate fluctuations on cash held           114          (114)           --
                                                              ----------    ----------    ----------
Cash and cash equivalents at end of period                           606             4           610
                                                              ----------    ----------    ----------
Supplementary disclosure of non-cash financing activities.

Issuance of Stock                                                    451            --           451
- Administration Fees charged by Setright Oil & Gas Pty Ltd           97            26           123
- Interest charged by Great Missenden Holdings Pty Ltd                43            30            73


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

     On February 6, 2008, the Company issued a current report on Form 8-K announcing that it would restate its consolidated financial statements and related footnote information in its most recent quarterly and annual filings. In connection with the filing of this Form 10-KSB/A, the company's management, including our President and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon its re-evaluation, the Company's management has concluded that our disclosure controls and procedures remain effective. In making this determination, the Company has considered the effects of the restatement to our consolidated financial statements in arriving at this conclusion, as well as the recent interpretive guidance of the SEC issued on June 20, 2007. We also considered how the revised disclosures contained in footnotes 6 and 8 to our consolidated financial statements provide additional information in order for the Company to fully comply with Statement of Financial Accounting Standards No. 141, "Business Combinations

Internal Control Over Financial Reporting
-----------------------------------------

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