Form 10QSB/A
period 2007-09-30
AUSTRALIAN OIL & GAS CORP
filed 2008-05-05
CIK 1080634

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

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [ X]

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

               For the Quarterly Period Ended: September 30, 2007


                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Restated Consolidated Balance Sheets as at September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

         Restated Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006(Unaudited), three months ended September 30, 2007 and 2006(Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2007 (Unaudited)

         Restated Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2007 (Unaudited)

         Amended Notes to Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures


                           Part II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


Item 4.  Submission of Matters to a Vote of Security Holders.


Item 6.  Exhibits

Signatures

EXPLANATORY NOTE:

     This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 is being filed principally to provide revised disclosures in our financial statements and the related notes to the consolidated financial statements. In the second quarter of 2007, the U.S. Securities and Exchange Commission ("SEC") requested certain information from us in connection with an ordinary course review of our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our application of successful efforts accounting under U.S. GAAP (see footnote 2 to our financial statements on Form 10-KSB/A for the year ended December 31, 2006) and of purchase accounting for the April 2006 acquisitions of our wholly-owned subsidiaries, Nations Natural Gas Pty Limited and Alpha Oil and Natural Gas Pty Limited (see footnotes 6 and 8 to our consolidated financial statements). In the third quarter of 2007 the SEC requested more information regarding the purchase accounting of Alpha and Nations.

     For the convenience of the reader, this Form 10-QSBA sets forth the consolidated financial statements and the entire September 30, 2007 Form 10-QSB. However, this Form 10-Q/A amends and restates only Items 1 and 3 of the September 30, 2007 Form 10-QSB. No information in this Form 10-QSB/A has been updated for any subsequent events occurring after November 20, 2007, the date of the original filing.

     The aforementioned changes have had no material effect on the company's consolidated balance sheets as of September 30, 2007 and December 31, 2006 but have had a material effect on the related consolidated statements of operations and cash flows for the nine months ended September 30, 2007 and 2006.


Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation

                        (an exploration stage enterprise)
                         CONSOLIDATED BALANCE SHEETS(1)


(Dollar amounts in thousands)                                      As at 9/30/07  As at 12/31/06
                                                                      (Unaudited)       (Audited)
                                                                               $               $
                                                                    (As restated,  (Per 10-KSB/A)
                                                                      See Note 8)
                                                                      ----------      ----------
ASSETS
Current assets:
       Cash and cash equivalents                                             564             734
       Other receivables                                                       2               3
                                                                      ----------      ----------
       Total Current Assets                                                  566             737
                                                                      ----------      ----------
Total Assets                                                                 566             737
                                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable (Note 4)                                             173              22
       Income tax expense payable                                              1              26
       Payables to director related entities                                   3              39
       Advance from director related entities                                 --              11
                                                                      ----------      ----------
       Total Current Liabilities                                             177              98
                                                                      ----------      ----------
Non-current liabilities:
       Convertible Notes                                                     297             276
                                                                      ----------      ----------
       Total Non-current Liabilities                                         297             276
                                                                      ----------      ----------
Total Liabilities                                                            474             374
                                                                      ==========      ==========

Stockholders' Equity

Common stock, $0.001 par value; 75,000,000 shares authorized
       37,025,531 and 35,900,531 shares issued and outstanding                28              28
       As of September 30, 2007 and December 31, 2006, respectively
Capital in excess of par value                                             2,122           2,122
       Accumulated Other Comprehensive Income                                249             260
       Deficit accumulated during the exploration stage                   (2,307)         (2,047)
                                                                      ----------      ----------
       Total Stockholders' Equity                                             92             363
                                                                      ----------      ----------

       Total Liabilities and Stockholders' Equity                            566             737
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




                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    CONSOLIDATED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)

(Dollar amounts in thousands -except per share data)



                                                        For the        For the       For the          For the    Cumulative
                                                           nine           nine         three            three        period
                                                         months         months        months           months      from Aug.
                                                          ended          ended         ended            ended       6, 2003
                                                        Sept 30,       Sept 30,      Sept 30,         Sept 30,     (Date of
                                                           2007           2006          2007             2006     Inception)
                                                                                                                    to June
                                                                                                                   30, 2007
                                                   (As Restated   (As Restated    (As Restated   (As Restated   (As Restated
                                                    See Note 8)    See Note 8)     See Note 8)    See Note 8)    See Note 8)
                                                    -----------    -----------    -----------    -----------    -----------
Expenses
   General and administrative                               195            152             61             51            766
   Merger and reorganisation                                 --            109             --             --            249
   Exploration                                              154            121             34             50            813
                                                    -----------    -----------    -----------    -----------    -----------

Total operating expenses                                    349            382             95            101          1,828
                                                    -----------    -----------    -----------    -----------    -----------

Net Profit / (loss) before other income and
   extraordinary item                                      (349)          (382)           (95)          (101)        (1,828)
                                                    -----------    -----------    -----------    -----------    -----------

Other Income and Expense
   Income from sale of tenement                              --          1,261             --             --          1,261
   Write down of investments                                 --             --             --             --         (1,759)
   Currency exchange gain /(loss)                            89              4              1              4             69
   Interest income                                           21             19              7              8             50
   Interest expense                                         (21)           (26)            (7)            (9)           (76)
                                                    -----------    -----------    -----------    -----------    -----------

Profit / (Loss) before income tax                          (260)           876            (94)           (98)        (2,283)

Income tax provision                                         --             23             --              1             24
                                                    -----------    -----------    -----------    -----------    -----------

Net Profit / (loss)                                        (260)           853            (94)           (99)        (2,307)
                                                    ===========    ===========    ===========    ===========    ===========
Profit/ (loss) per Common share :

    Net Profit / (loss)                             $     (0.01)   $      0.03    $     (0.00)   $     (0.00)   $     (0.08)

Weighted average common share used in calculation    36,279,667     32,546,240     36,654,652     34,605,985     30,289,275
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

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
                                   (Unaudited)

(Dollar amounts in thousands)
                                                            For the nine   For the nine   Cumulative period
                                                            months ended   months ended   from inception to
                                                           Sept 30, 2007  Sept 30, 2006       Sept 30, 2007
                                                                       $              $                   $
                                                            (As Restated,  (As Restated,       (As Restated,
                                                              See Note 8)    See Note 8)         See Note 8)

                                                             ----------    ------------    ----------------
Cash flows from operating activities:
Net profit / (loss)                                                (260)            853              (2,307)
 Adjustments to reconcile net profit/(loss) to net cash
    used in operating activities:
Adjustments for non-cash items
    Compensation expense                                            124             165                 574
    Currency exchange loss/(gain)                                  (101)           (121)                (81)
    Write down of investment                                         --              --               1,759
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                            21              19                  85
    Gain on sale of tenement                                         --          (1,261)             (1,261)
Change in assets and liabilities:
    Increase/(decrease) in accounts payable                          99            (161)                163
    Increase /(decrease) in income tax payable                      (25)             23                   1
    Decrease in exploration assets                                   --               7                  --
    Decrease/(increase) in accounts receivable                       --              86                  81
                                                             ----------    ------------    ----------------

    Net cash provided by (used in) operating activities            (142)           (390)               (986)
                                                             ----------    ------------    ----------------
Cash flows from financing activities:
Proceeds from advance from director-related entities                 --             189                 315
Repayment of advance from director-related entities                 (28)           (276)               (101)
Proceeds from the sale of Common stock - net                         --              --                  75
                                                             ----------    ------------    ----------------

Net cash (used in)/ provided by financing activities                (28)            (87)                289
                                                             ----------    ------------    ----------------

Cash flows from investing activities:
Proceeds from sale of tenement                                       --           1,261               1,261
                                                             ----------    ------------    ----------------
Net cash from investing activities                                   --           1,261               1,261
                                                             ----------    ------------    ----------------

Increase/ (decrease) in cash                                       (170)            784                 564
Cash and cash equivalents at beginning of period                    734              10                  --
Effect of currency exchange rate fluctuations on cash held           --              --                  --
                                                             ----------    ------------    ----------------

Cash and cash equivalents at end of period                          564             794                 564
                                                             ==========    ============    ================
Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd            38              36                 135
Interest charged by Great Missenden Holdings Pty Ltd                 21              19                  80
Issuance of Stock                                                    --              --                 451

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

Note 3: Current Liabilities

     At September 30, 2007 the accounts payable balance includes $123,750 for remuneration due to Mr Albers for his services as set out in Note 2 Related Party Transactions.

Note 4:  Issued Shares

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

     The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is the Australian dollar. The comprehensive income of $249,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries' financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

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

Note  7:  Stock Based Compensation expense - amendment of comparatives

     The Form 10-Q for AOGC for the period ended September 30,, 2006 disclosed compensation expense of $165,000 for the nine months. As directed by SEC staff in correspondence dated June 25, 2007 per SAB Topic 14:F compensation expense should be presented in the Statement of Operations using the function of the expense. The company has allocated the compensation expense equally between general and administrative expense and exploration expense in the current and comparatives period's Consolidated Statements of Operations.

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

     The Company has restated its consolidated financial statements back to the period from inception - August 6, 2003, for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006.

     The following tables set forth the effects of the restatement on the Company's Consolidated Balance Sheet, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)

            RESTATED CONSOLIDATED BALANCE SHEET - September 30, 2007

(Dollar amounts in thousands)
                                                                        As
                                                                Previously                          As
                                                                  Reported    Adjustment      Restated
                                                                         $
                                                                ----------    ----------    ----------
                                     ASSETS
Current assets
Cash and cash equivalents                                              564            --           564
Trade and other receivables                                              8            (6)            2
                                                                ----------                  ----------
       Total Current Assets                                            572            (6)          566
                                                                ----------    ----------    ----------

Total Assets                                                           572            (6)          566
                                                                ==========                  ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                           145            28           173
       Accounts payable to director related entities (Note 6)           --             3             3
       Advances from director related entities                          --            --            --
       Income tax expense payable                                        1            --             1
                                                                ----------    ----------    ----------
       Total Current Liabilities                                       146            31           177
                                                                ----------                  ----------
Non-current liabilities:
       Convertible Notes (Note 5)                                      297                         297
                                                                ----------                  ----------
       Total Non-current Liabilities                                   297                         297
                                                                ----------                  ----------

Total Liabilities                                                      443            31           474
                                                                ==========                  ==========

Stockholders' Equity

Common stock, $0.001 par value; 75,000,000 shares
       authorized, 35,900,531 and 29,800,528 shares
       issued and outstanding as of December 31, 2006
       and 2005, respectively                                           28            --            28
       Capital in excess of par value                                  948         1,174         2,122
       Accumulated other Comprehensive Loss                            298           (49)          249
       Deficit accumulated during the exploration stage             (1,145)       (1,162)       (2,307)
                                                                ----------    ----------    ----------
       Total Stockholders' Equity                                      129           (37)           92
                                                                ----------    ----------    ----------

       Total Liabilities and Stockholders' Equity                      572            (6)          566
                                                                ==========    ==========    ==========


                                          Australian Oil & Gas Corporation
                                          (an exploration stage enterprise)
                                 RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
                                    For the nine months ended September 30, 2007

(Dollar amounts in thousands)


                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                             141             13            154
    General and administrative                              236            (41)           195
    Merger and reorganization                                --             --             --
                                                    -----------    -----------    -----------
    Total operating expenses                                377            (28)           349
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item            (377)            28           (349)
                                                    -----------    -----------    -----------

Other Income and Expenses
    Currency exchange loss                                   --             89             89
    Interest income                                          21             --             21
    Interest expense                                        (21)            --            (21)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                           (377)            89           (260)

Income tax provision                                         --             --             --
                                                    -----------    -----------    -----------
Net Profit/(loss)                                          (377)           117           (260)
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $     (0.01)   $      0.00    $     (0.01)

Weighted average common share used in calculation    36,279,667             --     36,279,677
                                                    ===========    ===========    ===========



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
                  For the nine months ended September 30, 2006

(Dollar amounts in thousands)


                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                             123             (2)           121
    General and administrative                              148              4            152
    Merger and reorganization                                --            109            109
                                                    -----------    -----------    -----------
    Total operating expenses                                271            111            382
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item            (271)          (111)          (382)
                                                    -----------    -----------    -----------

Other Income and Expenses
    Income from sale of tenement                             --          1,261          1,261
    Write down of investment                                 --             --             --
    Currency exchange loss                                   --              4              4
    Interest income                                          11              8             19
    Interest expense                                        (26)            --            (26)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                           (286)         1,162            876
Gain on purchase of subsidiaries, net of tax                306           (306)            --
Income tax provision                                         --             23             23
                                                    -----------    -----------    -----------
Net Profit/(loss)                                            20            833            853
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $      0.00    $      0.03    $      0.03

Weighted average common share used in calculation    32,546,240             --     32,546,240
                                                    ===========    ===========    ===========

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
                For the period from inception (August 6, 2003) to
                               September 30, 2007

(Dollar amounts in thousands)
                                                             As                            As
                                                       Reported     Adjustment       Restated
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                             442            371            813
    General and administrative                              805            (39)           766
    Merger and reorganization                               139            110            249
                                                    -----------    -----------    -----------
    Total operating expenses                              1,386            442          1,828
                                                    -----------    -----------    -----------
Loss before other income and extraordinary item          (1,386)          (442)        (1,828)
                                                    -----------    -----------    -----------

Other Income and Expenses                                    --
    Income from sale of tenement                             --          1,261          1,261
    Writedown of investment                                  --         (1,759)        (1,759)
    Currency exchange loss                                  (14)            83             69
    Interest income                                          48              2             50
    Interest expense                                        (76)            --            (76)
                                                    -----------    -----------    -----------
Profit/ (loss) before income tax                         (1,428)          (855)        (2,283)
    Gain on purchase of subsidiaries, net of tax            306           (306)            --
Income tax provision                                         23              1             24
                                                    -----------    -----------    -----------
Net Profit/(loss)                                        (1,145)        (1,162)        (2,307)
                                                    ===========    ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                   $     (0.04)   $     (0.04)   $     (0.08)

Weighted average common share used in calculation    30,289,275             --     30,289,275
                                                    ===========    ===========    ===========

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the nine months ended September 30, 2007,

(Dollar amounts in thousands)
                                                                              As                          As
                                                                        Reported    Adjustment      Restated
                                                                               $             $             $
                                                                      ----------    ----------    ----------
Cash flows from operating activities:
Net profit/(loss)                                                           (377)          117          (260)

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                                     124            --           124
    Currency exchange loss                                                    --          (101)         (101)
    Acquisition of entities subject to common control                         --            --            --
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                                    (21)           42            21
    Gain on sale of tenement                                                  --            --            --
Change in assets and liabilities
    Increase (decrease) in accounts payable                                   20            79            99
    Increase in tax payable                                                   --           (25)          (25)
    Decrease in accounts receivable                                            5            (5)           --
    Decrease in exploration assets                                            --            --            --
                                                                      ----------    ----------    ----------
    Net cash provided by (used in) operating activities                     (249)          107          (142)

Cash flows from financing activities:
    Proceeds from the sale of Common stock - net                              --            --            --
    Proceeds from advance from director-related entities                      50           (50)           --
    Repayment of advance from director-related entities                      (36)            8)          (28)
                                                                      ----------    ----------    ----------
    Net cash provided by (used in) provided by financing activities           14           (42)          (28)
                                                                      ----------    ----------    ----------
Increase in cash                                                            (235)           65          (170)
Cash and cash equivalents at beginning of period                             734            --           734
Effect of currency exchange rate fluctuations on cash held                    65           (65)           --
                                                                      ----------    ----------    ----------
Cash and cash equivalents at end of period                                   564            --           564
                                                                      ----------    ----------    ----------
Supplementary disclosure of non-cash financing activities.

Issuance of Stock                                                             --            --            --
- Administration Fees charged by Setright Oil & Gas Pty Ltd                   --            38            38
- Interest charged by Great Missenden Holdings Pty Ltd                        21            --            21



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the nine months ended September 30, 2006,

 (Dollar amounts in thousands)
                                                                       As                          As
                                                                 Reported    Adjustment      Restated
                                                                        $             $             $
                                                               ----------    ----------    ----------
Cash flows from operating activities:
Net profit/(loss)                                                     20           833           853

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                             165            --           165
    Currency exchange loss                                            --          (121)         (121)
    Extraordinary gain                                              (306)          306            --
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                             19            --            19
Adjustments for non-operating items:
    Income from sale of tenement                                      --        (1,261)       (1,261)
Change in assets and liabilities
    Increase (decrease) in accounts payable                           (2)         (159)         (161)
    Increase in tax payable                                           --            23            23
    Decrease in accounts receivable                                   --            86            86
    Decrease in exploration assets                                    --             7             7
                                                              ----------    ----------    ----------
    Net cash used in operating activities                           (104)         (286)         (390)

Cash flows from financing activities:
    Proceeds from the sale of Common stock - net                      --            --            --
    Proceeds from advance from director-related entities              --           189           189
    Repayment of advance from director-related entities              (94)         (182)         (276)
                                                              ----------    ----------    ----------
    Net cash provided by (used in)  financing activities             (94)            7           (87)
                                                              ----------    ----------    ----------
Cash flows from investing activities:
    Cash acquired from subsidiaries                                  980          (980)           --
    Advances to director related entities                             --            --            --
    Proceeds from sale of tenement                                    --         1,261         1,261
    Purchase of shares in director-related entities                   --            --            --
                                                              ----------    ----------    ----------
    Net cash provided by (used in) investing activities              980           281         1,261
                                                              ----------    ----------    ----------

Increase in cash                                                     782             2           784
Cash and cash equivalents at beginning of period                      10            --            10
Effect of currency exchange rate fluctuations on cash held            --            --            --
                                                              ----------    ----------    ----------
Cash and cash equivalents at end of period                           792             2           794
                                                              ----------    ----------    ----------
Supplementary disclosure of non-cash financing activities.

Issuance of Stock                                                     --            --            --
- Administration Fees charged by Setright Oil & Gas Pty Ltd           --            36            36
- Interest charged by Great Missenden Holdings Pty Ltd                19            --            19


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
        Cumulative from inception (August 6, 2003) to September 30, 2007


(Dollar amounts in thousands)
                                                                       As                          As
                                                                 Reported    Adjustment      Restated
                                                                        $             $             $
                                                               ----------    ----------    ----------
Cash flows from operating activities:
Net profit/(loss)                                                 (1,145)       (1,162)       (2,307)

 Adjustments to reconcile net profit/(loss) to net
    cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                             574            --           574
    Currency exchange loss                                            --           (81)          (81)
    Acquisition of entities subject to common control                 --            --            --
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                            (85)          170            85
    Extraordinary Gain                                              (306)          306            --
    Gain on sale of tenement                                          --        (1,261)       (1,261)
    Write down of investments                                         --         1,759         1,759
Change in assets and liabilities
    Increase (decrease) in accounts payable                           35           128           163
    Increase in tax payable                                           --             1             1
    Decrease in accounts receivable                                   14            67            81
    Decrease in exploration assets                                     7            (7)           --
                                                              ----------    ----------    ----------
    Net cash used in operating activities                           (906)          (80)         (986)

Cash flows from financing activities:
    Proceeds from the sale of Common stock - net                      75            --            75
    Proceeds from advance from director-related entities             668          (353)          315
    Repayment of advance from director-related entities             (409)          308          (101)
                                                              ----------    ----------    ----------
    Net cash provided by (used in) financing activities              334           (45)          289
                                                              ----------    ----------    ----------
Cash flows from investing activities:
    Cash from acquired subsidiaries                                1,215        (1,215)           --
    Proceeds from Sale of tenement                                    --         1,261         1,261
    Purchase of shares in director-related entities                 (186)          186            --
                                                              ----------    ----------    ----------
    Net cash provided by (used in) investing activities            1,029           232         1,261
                                                              ----------    ----------    ----------
Increase in cash                                                     457           107           564
Cash and cash equivalents at beginning of period                      --            --            --
Effect of currency exchange rate fluctuations on cash held           107          (107)           --
                                                              ----------    ----------    ----------
Cash and cash equivalents at end of period                           564            --           564
                                                              ----------    ----------    ----------
Supplementary disclosure of non-cash financing activities.

Issuance of Stock                                                    451            --           451
- Administration Fees charged by Setright Oil & Gas Pty Ltd           97            38           135
- Interest charged by Great Missenden Holdings Pty Ltd                50            30            80


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

                                            AUSTRALIAN OIL & GAS CORPORATION

                                            By:  /s/ E. Geoffrey Albers
                                                 -----------------------
                                            E. Geoffrey Albers,
                                            Chief Executive Officer and
                                            Chief Financial Officer
April 28, 2008