Form 10-Q
period 2008-03-31
AUSTRALIAN OIL & GAS CORP
filed 2008-05-14
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2008

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [_]                          Accelerated filer [_]
      Non-accelerated filer   [_]                  Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

37,400,531 shares of common stock, $0.001 par value, as of May 12, 2008.

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

                 For the Quarterly Period Ended: March 31, 2008


                          Part 1. FINANCIAL INFORMATION

Item 1.   Financial Statements. (Unaudited)

          Consolidated Balance Sheets as at March 31, 2008 (Unaudited) and December 31, 2007 (Audited)

          Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2008 (Unaudited)

          Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2007 (Unaudited)

          Amended Notes to Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Item 4.   Controls and Procedures.


                           Part 11. OTHER INFORMATION


Item 6.   Exhibits.


Signatures


Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

ASSETS

(Dollar amounts in thousands)                                  March 31,    Dec. 31,
                                                                 2008         2007
                                                             (Unaudited)    (Audited)
                                                                      $             $
                                                             ----------    ----------
Current assets:
       Cash and cash equivalents                                    321           484
                                                             ----------    ----------
       Total Current Assets                                         321           484
                                                             ----------    ----------
Total Assets                                                        321           484
                                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                        595           574
       Accounts payable to director related entities                  4             2
       Income tax expense payable                                    --             1
                                                             ----------    ----------
       Total Current Liabilities                                    599           577
                                                             ----------    ----------
Non-current liabilities:
       Convertible Notes                                            312           305
                                                             ----------    ----------
       Total Non-current Liabilities                                312           305
                                                             ----------    ----------
Total Liabilities                                                   911           882
                                                             ==========    ==========

Stockholders' Equity

Common stock, $0.001 par value; 75,000,000 shares
       authorized, Issued shares, 37,900,531 at
       March 31, 2008 and 37,400,531 at December 31, 2007;
       Outstanding shares, 37,400,531 at
       March 31, 2008 and December 31, 2007. (Note 4)                30            30
       Capital in excess of par value                             2,210         2,210
       Accumulated other Comprehensive Income                       210           224
       Deficit accumulated during the exploration stage          (3,040)       (2,862)
                                                             ----------    ----------
       Total Stockholders' Equity                                  (590)         (398)
                                                             ----------    ----------

       Total Liabilities and Stockholders' Equity                   321           484
                                                             ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                            CONSOLIDATED STATEMENT OF
                         OPERATIONS For the three months
                          ended March 31, 2008 and 2007
        for the period from inception (August 6, 2003) to March 31, 2008

(Dollar amounts in thousands)



                                                  For the three  For the three           From
                                                   months ended   months ended   inception to
                                                   Mar 31, 2008   Mar 31, 2007   Mar 31, 2008
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                             157             66          1,468
    General and administrative                               32             45            870
    Merger and reorganization                                --             --            249
                                                    -----------    -----------    -----------
    Total operating expenses                                189            111          2,587
                                                    -----------    -----------    -----------
Loss before other income                                   (189)          (111)        (2,587)
                                                    -----------    -----------    -----------

Other Income (Expense)
    Income from sale of tenement                             --             --          1,261
    Write down of investments                                --             --         (1,759)
    Currency exchange gain / (loss)                          14             65            100
    Interest income                                           5              7             61
    Interest expense                                         (8)            (7)           (92)
                                                    -----------    -----------    -----------
Loss before provision for income tax                       (178)           (46)        (3,016)

Income tax provision                                         --             --             24
                                                    -----------    -----------    -----------
Net Loss                                                   (178)           (46)        (3,040)
                                                    ===========    ===========    ===========


Loss per Common Share:
Basic & Diluted                                     $     (0.01)   $      0.00    $     (0.10)

Weighted average common share used in calculation    37,406,026     34,709,804     31,018,595
                                                    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                         CONSOLIDATED STATEMENTS OF CASH
      FLOWS for the three months ended March 31, 2008 and 2007 (Unaudited)
      and for the cumulative period from August 6, 2003 (Date of Inception)
                         to March 31, 2008 (Unaudited)

(Dollar amounts in thousands - except per share data)
                                                                For the three       For the three   Cumulative period
                                                                 months ended        months ended   from inception to
                                                               March 31, 2008      March 31, 2007      March 31, 2008
                                                                            $                   $                   $
                                                             ----------------    ----------------    ----------------
Cash flows from operating activities:
Net profit / (loss)                                                      (178)                (46)             (3,040)
 Adjustments to reconcile net profit/(loss) to net cash
    used in operating activities:
Adjustments for non-cash items
    Compensation expense                                                   20                  41                 560
     Currency exchange loss/(gain)                                        (40)               (104)               (136)
     Write down of investment                                              --                  --               1,759
     Issuance of Convertible Note in lieu of repayment of
     advances from director related entity                                  7                   7                 100
     Gain on sale of tenement                                              --                  --              (1,261)
Change in assets and liabilities:
    Increase/(decrease) in accounts payable                                15                  78                 591
    Increase /(decrease) in income tax payable                             (1)                (25)                 (9)
    Decrease in exploration assets                                         --                  --                  --
    Decrease/(increase) in accounts receivable                             --                   3                  83
                                                             ----------------    ----------------    ----------------

    Net cash used in operating activities                                (177)                (46)             (1,353)
                                                             ----------------    ----------------    ----------------
Cash flows from financing activities:
Proceeds from advance from director-related entities                        2                  --                  77
Repayment of advance from director-related entities                        --                  (1)                315
Proceeds from the sale of Common stock - net                               --                  --                 (73)
                                                             ----------------    ----------------    ----------------

Net cash (used in)/ provided by financing activities                        2                  (1)                319
                                                             ----------------    ----------------    ----------------

Cash flows from investing activities:
Proceeds from sale of tenement                                             --                  --               1,261
                                                             ----------------    ----------------    ----------------

Net cash provided by investing activities                                  --                  --               1,261
                                                             ----------------    ----------------    ----------------

Increase/ (decrease) in cash                                             (175)                (47)                227
Cash at beginning of period                                               484                 734                  --
Effect of currency exchange rate fluctuations on cash held                 12                  14                  94
                                                             ----------------    ----------------    ----------------

Cash at end of period                                                     321                 701                 321
                                                             ================    ================    ================
Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd                   9                  15                 172
Interest charged by Great Missenden Holdings Pty Ltd                        8                   7                  96
Issuance of Stock                                                          --                  --                 540

              The accompanying notes are an integral part of these
                       consolidated financial statements

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Note 1:  Organization

Australian Oil & Gas Corporation (the Company or AOGC) was incorporated in Delaware on August 6, 2003, and began operations on August 11, 2003 and is considered to be a crude petroleum and natural gas company in the exploratory stage as defined by Statement of Financial Accounting Standard (SFAS) No. 7. Since inception, it has been engaged in the assessment of oil and gas exploration properties in Australia.

The authorized capital stock of the AOGC consists of 75,000,000 shares of common stock (AOG Common Stock), $0.001 par value.

The Company has two wholly owned, Delaware-incorporated US subsidiaries; Gascorp,Inc. and Nations LNG, Inc. and two wholly owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

Note 2:  Summary of Significant Accounting Policies

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

Note 3:  Related Party Transactions

Mr. E Geoffrey Albers, the Chairman and President of AOGC, is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd. Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock. Originally this issue was to be done by December 31, 2007 but now it will occur during the second quarter ending June 30, 2008, on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof. Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As of March 31, 2008, the $100,000 Line of Credit, which had been fully drawn down, was converted into these Series II Convertible Notes. Great Missenden Holdings Pty Ltd charged $7,324 for interest on all advances during the quarter. Setright Oil & Gas Pty Ltd charged the Company $9,380 during the quarter for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately.

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

Mr. Albers is a director and shareholder in the joint venture participants with Alpha Oil & Natural Gas Pty Ltd (Alpha) with regard to exploration permits ACP/33, ACP/35 and AC/P39; namely National Gas Australia Pty Ltd, Natural Gas Corporation Pty Ltd and Auralandia N.L. Mr Mark Muzzin, an AOGC director and Vice President, is a shareholder in Auralandia N.L. As a result of incurring expenditures, National Gas Australia Pty Ltd has earned an aggregate 25% interest in each of AC/P33, AC/P35 and AC/P39 (Vulcan Joint Venture), 5% of which was earned from AOGC's wholly owned subsidiary, Alpha.

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

Note 4:  Current Liabilities

At March 31, 2008 the accounts payable balance includes $20,000 for remuneration due to Mr Albers for his services.

Note 5:  Issued Shares

At March 31, 2008, 500,000 shares included in issued and outstanding shares of 37,900,531 disclosed in the balance sheet and used for the earnings per common share calculation were not issued. These shares will be authorised to compensate Mr Albers and will be issued in the fourth quarter ending December 31, 2008. For this quarter, the amount issued is an estimate, because a new contract with Mr Albers is being negotiated.

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in our financial statements to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is the Australian dollar. The comprehensive income of $210,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries' financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7:  Transfer of Interest under Common Control

On April 12, 2006, AOGC completed the acquisitions of 100% of the voting equity interests in each of Nations Natural Gas Pty Ltd (Nations) and Alpha Oil & Natural Gas Pty Ltd (Alpha), both companies carrying out oil and gas exploration activities offshore from Australia. Each company is incorporated in Australia. Mr. Albers is a director and or shareholder of each of the vendors of shares in Nations and Alpha.

Mr. Albers is a director and or shareholder of each of the vendors of shares in Nations and Alpha. Mr. Albers had beneficial ownership percentages of 99.8% in Alpha and 98.8% in Nations prior to the acquisition by AOGC and had a beneficial ownership percentage of 53% in AOGC prior to the completion of the acquisitions of Alpha and Nations

The purchase of Nations was made in order to acquire an interest in the four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65. The shareholders of Nations have received

2,100,001 shares of common stock in AOGC and have received $36,000 as consideration for Nations.

The purchase of Alpha was made in order to acquire an interest in the Browse Joint Venture, then being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha have received 2,000,002 shares of common stock in AOGC and the payment of $73,000.

Due to the common ownership, outlined above, by Mr. Albers of AOGC, Alpha and Nations, the acquisitions are deemed to be a transfers of interests under common control with AOGC for the purposes of SFAS No, 141 entitled "Business Combinations". The transfers haves been accounted for using a method like pooling of interests whereby the assets and the liabilities of AOGC, Alpha and Nations have been combined at their respective carrying values. In the amended 10-KSB/A filed for 2006, AOGC restated prior periods information back to the point of common control; that being the date of inception for AOGC - August 6, 2003. The financial statements of AOGC continue to reflect this restated position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

References in this report to "the Company", "we", "us", or "our" are intended to refer to Australian Oil & Gas Corporation. This quarterly report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the United Stated Securities Exchange Act of 1934, as amended. Readers of this quarterly report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

Plan of Operation
-----------------

General      Australian Oil & Gas Corporation is an independent energy company focused on the acquisition of appropriate exploration acreage and exploration for oil and natural gas resources on that acreage. Our core business is directed at the acquisition of interests in oil and gas properties in the offshore areas of Australia's territorial waters. We rely on the considerable experience in the oil and gas industry of our President, Mr. E. Geoffrey Albers, and our consultants, to identify and conduct initial analyses of properties in which we may acquire an interest.

Strategy      We devote essentially all of our resources to the identification of large-tract oil and gas properties in their early stages of exploration which have the potential for a high impact outcome for the Company in the event of exploration success. We plan to advance the prospectivity of these properties through the application of geological and geophysical expertise and through the provision of new 2D and 3D seismic surveys. We seek to keep our capital outlays and overheads at a minimum level by retaining selected consultants, contractors and service companies. We use proven technologies in evaluating the prospectivity of our oil and gas properties. We expect to invest in projects at different levels of participation, including 100% ownership. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas considered to have speculative near term potential for oil discovery or medium term potential for gas discovery. An important part of our strategy is to select prospective acreage which, at the seismic or drilling stage, can be farmed out and/or developed in conjunction with other industry players so as to minimize our financial outlay requirements, wherever possible, through promoted transactions. Our overall intention is to provide maximum leverage for shareholders at minimal cost, in return for the high risk activities that we undertake.

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

Concurrently with the farmout efforts, the Vulcan Joint Venture participants are considering how they might collectively meet the funding requirements for drilling the Oliver-2 well in AC/P33, and how they should proceed in the future with respect to funding of any Oliver development. Discussions amongst the joint venture participants have focused on the concept of each of the participants, other than the operator, Auralandia, selling their interest in the Vulcan Joint Venture permits in return for an appropriate pro rate issue of shares. Auralandia has signified that it would be amenable to being the corporate vehicle for unifying all the Vulcan Joint Venture interests in this manner. The Company is investigating this opportunity and plans to participate in this manner. Capital would be required by Auralandia for drilling and or development of Oliver and would relieve our Company of any direct cost commitment to any of the Vulcan Joint Venture permits (AC/P33, AC/P35 and AC/P39).

AC/P35 (granted October 18, 2005) is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totaling approximately 3,410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. During the first three years of the initial 6-year term of the AC/P35 permit, we plan to obtain a range of pertinent existing reports and open file seismic data. On October 16, 2007, we applied for a suspension and extension of the permit for a period of twelve months, so that if approved, the Year 2 will end on October 17, 2008. In the third permit year, we presently plan to shoot 250 km(2) of new 3D seismic survey. Should we so decide, we can elect to enter the second stage of three permit years of the initial permit term and drill one exploration well and perform further interpretational work. Geological evaluation of the permit is continuing, including the reprocessing of approximately 1,750 km(2) of the previously acquired proprietary 3D seismic over AC/P35 known as the Onnia 3D Seismic Survey, which is located within this permit.

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

Following the entering into of the transaction on July 1, 2004, but prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount in excess of book value. The settlement funds received by Alpha were incorporated in funds available to AOGC, through its wholly owned subsidiary, Alpha.

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

In the first three year term of the Permits, the Browse Joint Venture obtained available open file reports and basic 2D and 3D seismic data acquired by the earlier efforts of previous explorers. This included approximately 1,100 km(2) of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. Approximately 1,000 km(2) of this 3D data set was reprocessed by the joint venture during the 2007 year. The 3D data set has been integrated with the acquisition and processing of the 1949 line km Braveheart 2D seismic survey. The Browse Joint Venture previously completed the shooting of the Braveheart seismic survey of approximately 1,949 line km of new 2D seismic survey over these Browse Joint venture permits. The Browse Joint Venture has elected to enter a second three year permit term in which it has indicated it will drill one well in each permit. Active geological and geophysical evaluation of all of the Browse Joint Venture Permits is continuing, with special studies having been carried out in respect to the undeveloped Cornea oil and gas accumulation and the Braveheart project, which straddles WA-332-P and WA-333-P.

The Browse Joint Venture, on March 19, 2008, applied for an 18-months suspension and extension of Year 5 of permit WA-332-P in order to acquire further new 2D seismic survey over potential leads in WA-332-P and to secure a drilling vessel, which are in short supply in Australian waters. If granted, Year 5 of WA-332-P will end September 30, 2009.

On March 19, 2008, the Browse Joint Venture applied for a 12-month suspension and extension of Year 5 of the WA-333-P permit in order to allow additional time for the drilling of the Braveheart-1 well in WA-333-P. The Joint Venture has entered into a letter of intent with a drilling vessel management company, as a result of which a well is expected to be drilled on the Braveheart feature by March 31, 2009. If granted, Year-5 of WA-333-P will end on March 31, 2009.

On October 22, 2007, the Browse Joint Venture lodged a request for a variation of the permit WA-342-P so that instead of drilling a well in Year-5 the permit would require geotechnical studies, while Year-6 of the permit would require the drilling of a well. If such variation of the permit is granted, then Year-6 of the permit would commence on November 28, 2008.

While each of the three permits of the Browse Joint Venture have been offered for farmout, the participants are considering how they might meet the funding requirements for the drilling of a well or wells, should these farmout efforts not be successful. Discussions amongst the joint venture participants have focused on the formation of a special purpose Australian company, nominally Braveheart Petroleum Ltd, to acquire the Browse Joint Venture permits in return for a pro rata issue of shares to each of the Browse Joint Venture participants. The plan is for this special purpose company to seek equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in each of the permits

National Gas Consortium

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

On August 8, 2006, our wholly owned subsidiary, Nations, together with the other joint venturers in the National Gas Consortium were granted petroleum exploration permits NT/P71 and NT/P72 for an initial 6-year term. Nations now holds a net 24% interest in these permits, following the farmout of seismic commitments (see below). Permits NT/P71 and NT/P72, which cover a total area of approximately 17,380 km(2) (4,294,772 acres), are located in the Australian sector of the Timor Sea, and are held by the National Gas Consortium, which holds the contiguous NT/P62, NT/P63 and NT/P64 permits to the immediate west.

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

On November 16, 2007, the members of the National Gas Consortium applied for a 12-month extension of Year 4 of each of the permits NT/P62, NT/P63, NT/P64 and NT/P65 in order to complete the interpretation of the new Sunshine and Kurrajong 2D seismic data sets, in conjunction with interpretation of pre-existing 1,349 line km Jacaranda 2D seismic data set and 1,377 line km Halimeda 2D seismic survey data set, both of which have been reprocessed. If granted, then Year-4 of each of these permits would end on December 31, 2008.

The Timor Sea permits have been offered for farmout, with a number of international companies presently considering the acreage. In the meantime, the National Gas Consortium Joint Venture participants are considering how they might meet the funding requirements for the drilling of a well or wells, should these farmout efforts not be successful. Discussions amongst the joint venture participants have more recently focused on the formation of a special purpose company to be formed to acquire the National Gas Consortium Joint Venture permits in return for a pro rata issue of shares to each of the joint venture participants. This special purpose public company would then seek equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in the permits.

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

AOGC agreed on June 15, 2006, to farmout 20% of its 100% interest in NT/P70 to NGA in return for the acquisition and funding by NGA of the new 800 line km Crocodile 2D seismic survey, subsequently acquired in the NT/P70 permit. Subsequently AOGC has transferred it's 80% interest to it's wholly owned subsidiary Alpha Oil & Natural Gas Pty Ltd.

The permit was designated as a "frontier area" by the Australian Government attracting an exploration incentive which allows immediate uplift to 150% tax deductibility on Australian Petroleum Resource Rent Tax ("PRRT") which is only payable provided certain levels of return from subsequent production are achieved.

We have obtained a range of pertinent existing reports and open file seismic data and, together with the Crocodile 2D data, have mapped, interpreted and revised analyses and concepts for the area. We presently plan to shoot 300 km(2) of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit.

The Warawi prospect and the Crocodile prospect are the major focus of our work in NT/P70.

The NT/P70 permit has been offered for farmout, with a number of international companies presently considering the acreage

NT/P73

On March 27, 2007, the Australian Government granted to our subsidiary, Alpha Oil & Natural Gas Pty Ltd, a petroleum exploration permit, NT/P73, for an initial 6-year term. The Company holds a 100% interest in the permit. NT/P73 is located to the immediate south west of NT/P70 and covers an area of 6,815 km(2) (1,683,300 acres). The Barossa and Caldita gas accumulations are located to the west of the NT/P73 permit area.

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

Our work to date has focused on the Stillwater feature of the NW corner of NT/P73. The NT/P73 permit has been offered for farmout, with a number of international companies presently considering the acreage

Permitting     It should be noted that, provided all exploration commitments are met, Australian offshore petroleum exploration permits may be renewed for two further 5-year terms, upon relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished. Permits therefore, have a potential 16-year life, subject to these requirements and to the fulfillment of exploration commitments.

Management     The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company has previously entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, the Company issued 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005. A further 2,000,000 shares of Common Stock were issued to him for his services for the period from January 1, 2006 to December 31, 2006 A further 1,500,000 shares of Common Stock were issued to him for his services for the period from January 1, 2007 to December 31, 2007. The Company is negotiating with Mr. Albers with respect to the continuation of his services for a further 3-year period effective from 1 January 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2008, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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


                           Part 11. OTHER INFORMATION


Item 6.  Exhibits

List of Exhibits

4.1  Series I Convertible Note

4.2  Series II Convertible Note

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


                                                                    May 12, 2008