Form 10-Q
period 2008-06-30
AUSTRALIAN OIL & GAS CORP
filed 2008-08-14
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended:     June 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

41,050,531 shares of common stock, $0.001 par value, as of August 1, 2008.

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION

                  For the Quarterly Period Ended: June 30, 2008


                 Part 1. FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

         Consolidated Balance Sheets as at June 30, 2008 (Unaudited) and December 31, 2007 (Audited)

         Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007 (Unaudited), three months ended June 30, 2008 and 2007 (Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2008 (Unaudited)

         Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2007
         (Unaudited)

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


Item 6.  Exhibits.

Signatures


Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

(Dollar amounts in thousands)                                                    June 30,     Dec. 31,
                                                                                    2008         2007
                                                                              (Unaudited)    (Audited)
                                                                                       $            $
                                                                              ----------    ---------
Current assets:
       Cash and cash equivalents                                                     202          484
       Other receivables                                                               5           --
                                                                              ----------    ---------
       Total Current Assets                                                          202          484
                                                                              ----------    ---------
Total Assets                                                                         207          484
                                                                              ==========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses (Note 7)                                193          574
       Accounts payable to director related entities                                  11            2
       Income tax expense payable                                                     --            1
                                                                              ----------    ---------
       Total Current Liabilities                                                     204          577
                                                                              ----------    ---------
Non-current liabilities:
       Convertible Notes                                                              --          305
                                                                              ----------    ---------
       Total Non-current Liabilities                                                  --          305
                                                                              ----------    ---------
Total Liabilities                                                                    204          882
                                                                              ==========    =========

Stockholders' Equity

Common stock, $0.001 par value;75,000,000 shares authorized, Issued shares,
       42,050,531 at June 30, 2008 and 37, 400,531 at December 31, 2007;
       Outstanding shares, 41,050,531 at
       June 30, 2008 and December 31, 2007. (Note 5)                                  33           30
       Capital in excess of par value                                              2,519        2,210
       Accumulated other Comprehensive Income                                        206          224
       Deficit accumulated during the exploration stage                           (2,755)      (2,862)
                                                                              ----------    ---------
       Total Stockholders' Equity                                                      3         (398)
                                                                              ----------    ---------

       Total Liabilities and Stockholders' Equity                                    207          484
                                                                              ==========    =========


  The accompanying notes are an integral part of these consolidated financial statements.



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended June 30, 2008 and 2007
         for the period from inception (August 6, 2003) to June 30, 2008

(Dollar amounts in thousands)

                                                                                                                       Cumulative
                                                                                                                           period
                                                               For the        For the        For the        For the      from Aug.
                                                                   six            six          three          three       6, 2003
                                                                months         months         months         months      (Date of
                                                                 ended          ended          ended          ended     Inception)
                                                               June 30,       June 30,       June 30,       June 30,      to June
                                                                  2008           2007           2008           2007      30, 2008
                                                           -----------    -----------    -----------    -----------    -----------
Expenses
   General and administrative                                       92            134             60             68            930
   Merger and reorganisation                                        --             --             --             --            249
    Exploration                                                    208            120             51             75          1,519
                                                           -----------    -----------    -----------    -----------    -----------

Total operating expenses                                           300            254            111            143          2,698
                                                           -----------    -----------    -----------    -----------    -----------

Net Profit / (loss) before other income and income taxes          (300)          (254)          (111)          (143)        (2,698)
                                                           -----------    -----------    -----------    -----------    -----------

Other Income and Expense
   Gain on transfer of interest in tenement  (Note 7)              389             --            389             --          1,650
   Write down of investments                                        --             --             --             --         (1,759)
   Currency exchange gain /(loss)                                   26             88             12             23            112
   Interest income                                                   7             14              2              7             63
   Interest expense                                                (15)            (7)            (7)           (99)
                                                           -----------    -----------    -----------    -----------    -----------
                                                                                                                               (14)

Profit / (Loss) before income tax                                  107           (166)           285           (120)        (2,731)

Income tax provision                                                --             --             --             --             24
                                                           -----------    -----------    -----------    -----------    -----------

Net Profit / (loss)                                                107           (166)           285           (120)        (2,755)
                                                           ===========    ===========    ===========    ===========    ===========
Profit/ (loss) per Common share :

   Loss before extraordinary item

   Net Profit / (loss)                                     $      0.00    $     (0.00)   $      0.00    $     (0.00)   $     (0.08)
                                                           ===========    ===========    ===========    ===========    ===========


Weighted average common share used in calculation
                                                            37,656,026     36,092,175     37,906,026     36,279,652     33,013,649
                                                           ===========    ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.



                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS for the
               six months ended June 30, 2008 and 2007 (Unaudited)
      and for the cumulative period from August 6, 2003 (Date of Inception)
                          to June 30, 2008 (Unaudited)

(Dollar amounts in thousands - except per share data)
                                                               For the six     For the six   Cumulative period
                                                              months ended    months ended   from inception to
                                                             June 30, 2008   June 30, 2007       June 30, 2008
                                                                         $               $                   $
                                                                ----------      ----------    ----------------
Cash flows from operating activities:
Net profit / (loss)                                                    107            (166)             (2,755)
 Adjustments to reconcile net profit/(loss) to net cash
    used in operating activities:
Adjustments for non-cash items
    Compensation expense                                                40              83                 580
    Currency exchange loss/(gain)                                      (59)           (144)               (155)
    Write down of investment                                            --              --               1,759
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                                7              14                 100
    Gain on transfer of interest in tenement (Note 7)                 (389)             --              (1,650)
Change in assets and liabilities:
    Increase/(decrease) in accounts payable                             (7)            111                 569
    Increase /(decrease) in income tax payable                          (1)            (25)                 (9)
    Decrease in exploration assets                                      --              --                  --
    Decrease/(increase) in accounts receivable                          (5)              2                  78
                                                                ----------      ----------    ----------------

    Net cash used in operating activities                             (307)           (125)             (1,483)
                                                                ----------      ----------    ----------------
Cash flows from financing activities:
Proceeds from advance from director-related entities                     9              --                  84
Repayment of advance from director-related entities                     --             (39)                315
Proceeds from the sale of Common stock - net                            --              --                 (73)
                                                                ----------      ----------    ----------------

Net cash (used in)/ provided by financing activities                     9             (39)                326
                                                                ----------      ----------    ----------------

Cash flows from investing activities:
Proceeds from sale of tenement                                          --              --               1,261
                                                                ----------      ----------    ----------------

Net cash provided by investing activities                               --              --               1,261
                                                                ----------      ----------    ----------------

Increase/ (decrease) in cash                                          (298)           (164)                104
Cash at beginning of period                                            484             734                  --
Effect of currency exchange rate fluctuations on cash held              16              40                  98
                                                                ----------      ----------    ----------------

Cash at end of period                                                  202             610                 202
                                                                ==========      ==========    ================
Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd               36              26                 199
Interest charged by Great Missenden Holdings Pty Ltd                    14              14                 102
Issuance of Stock for compensation and settlement of advances          312              --                 852
Gain on transfer of interest in tenement                               389              --               1,650


        The accompanying notes are an integral part of these consolidated financial statements

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Effective from April 4, 2005, in return for the previous advances of $212,000, the Company issued to Great Missenden Holdings Pty Ltd 212 Series I Convertible Notes of $1,000 each, with an interest coupon of 10% per annum, convertible into shares of Common Stock, originally at any time on or before December 31, 2007 but these were converted on June 24, 2008, on the basis of 12,500 shares of Common Stock for every $1,000 Convertible Note or part thereof.

Effective from April 26, 2005, Great Missenden Holdings Pty Ltd approved a further $100,000 Line of Credit to the Company in return for the issue to Great Missenden Holdings of 100 Series II Convertible Notes of $1,000 each with an interest rate of 10% per annum, convertible into shares of Common Stock at any time on or before 31 December, 2008 on the basis of 10,000 shares of Common Stock for every $1,000 Series II Convertible Notes or part thereof. As of March 30, 2008, the $100,000 Line of Credit, which had been fully drawn down, was converted into these Series II Convertible Notes. On June 24, 2008, 2,650,000 shares of Common Stock were issued to Great Missenden Holdings Pty Ltd to settle the Series I Convertible Notes. On the same date 1,000,000 of Common Stock were issued to Great Missenden Holdings Pty Ltd to settle the Series II Convertible Notes.

Great Missenden Holdings Pty Ltd charged $7,303 for interest on all advances during the quarter. Setright Oil & Gas Pty Ltd charged the Company $26,960 during the quarter for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately.

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

With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd. Expenditure incurred by National Gas Australia Pty Ltd has resulted in National Gas Australia Pty Ltd earning an aggregate 30% interest in each of NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72, (National Gas Consortium), of which 9% was earned from Nations.

Note 4: Current Liabilities

At June 30, 2008 the accounts payable balance includes $40,000 for remuneration due to Mr Albers for his services as set out in Note 3 Related Party Transactions.

Note 5:  Issued Shares

At June 30, 2008, 1,000,000 shares included in issued and outstanding shares of 42,050,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares will be used to compensate Mr Albers and will be issued in the quarter ending December 31 2008. For this quarter the amount issued is an estimate as a new contract with Mr Albers is being negotiated.

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is the Australian dollar. The comprehensive income of $206,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries' financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7:  Gain on transfer of interest in exploration tenement

Through its subsidiary, Nations Natural Gas Pty Ltd and its interest in the National Gas Consortium Joint Venture tenements, AOGC recorded exploration expense of $353,272 in the month of December 2007. This was on the basis of December 2007 invoices from National Gas Australia Pty Ltd (`NGA") for additional costs incurred on behalf of the Joint Venture by NGA in the 2D Seismic Sunshine and Kurrajong Surveys.

Subsequent to the invoices being booked into the Joint Venture accounts and the exploration expense being recognized it was decided by the participant companies to the Joint Venture that rather than pay the invoices from NGA an additional farmout of a 10% interest in all tenements would be offered to NGA to settle the debt. On June 16, 2008, farmout agreements were signed between the Joint Venture participant companies, including Nations Natural Gas. The financial impact of these agreements was the payable to NGA was settled, a gain on the transfer of the tenement interest was recognized and a non-cash contribution to the Joint Venture in the form of NGA's farmin contribution was recognized in the Joint Venture accounts. In the AOGC Consolidated Balance Sheet for June 30, 2008, this resulted in a decrease in accounts payable of $389,529 and in the AOGC Consolidated Statement of Operations a $389,529 gain on the transfer of tenement interests. The difference between the original Dec 2007 invoiced amount and the amount reversed in June 2008 is due an increase in the value of Australian Dollar against the US Dollar.

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

AC/P39 (granted April 7, 2006) is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we plan to obtain a range of existing reports and open file seismic data. We have requested a 12 month suspension and extension of Year 2 in order to complete the reprocessing of 920 km(2) Onnia 3D seismic survey within the permit. The re-processing has been delayed because of the manpower constraints of the contractor, PGS. If granted the second permit year will end on April 6, 2009. In the third permit year, we plan to drill one exploration well. Geological evaluation of the permit is continuing

Alpha Oil & Natural Gas Pty Ltd on May 15, 2006 agreed to farmout 5% of its 20% interest in each of the Vulcan Joint Venture Permits to NGA (leaving Gascorp with a 15% interest) in return for the acquisition and funding of Alpha's 20% share of the new Oliver 3D seismic survey of approximately 124 km(2) and the funding of the reprocessing of approximately 2,800 km(2) of the existing Onnia 3D Seismic Survey data. The cost of the Company's share of the Oliver survey has been met entirely by NGA

Browse Joint Venture

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

The Company on June 16, 2008, agreed to farmout a further 3% of its 24% interest in each of the Timor Sea Permits to National Gas Australia Pty Ltd (leaving Nations with a net 21% interest) in return for National Gas Australia Pty Ltd spending AU$1.6 million on Joint Venture exploration costs. This amount has been met by NGA.

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

Management    The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company has previously entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, the Company issued 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005. A further 2,000,000 shares of Common Stock were issued to him for his services for the period from January 1, 2006 to December 31, 2006 A further 1,500,000 shares of Common Stock were issued to him for his services for the period from January 1, 2007 to December 31, 2007. The Company is negotiating with Mr. Albers with respect to the continuation of his services for a further 3-year period effective from January 1, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2008, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

                                   AUSTRALIAN OIL & GAS CORPORATION

                                   By:    /s/ E. Geoffrey Albers
                                      ------------------------------
                                   E. Geoffrey Albers,
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   August 11, 2008