Form 10-Q
period 2008-09-30
AUSTRALIAN OIL & GAS CORP
filed 2008-11-13
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2008

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______ to  ______

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


                          Level 21, 500 Collins Street
                            Melbourne, Victoria, 3000
                                    Australia

                  Issuer's Telephone Number: (61-3) 8610 4701

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

41,050,531 shares of common stock, $0.001 par value, as of November 11, 2008.

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION
                        (an exploration stage enterprise)

               For the Quarterly Period Ended: September 30, 2008


Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

          Consolidated Balance Sheets as at September 30, 2008 (Unaudited) and December 31, 2007 (Audited)

          Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007 (Unaudited), three months ended September 30, 2008 and 2007 (Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2008 (Unaudited)

          Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2007 (Unaudited)

          Notes to Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures.


                           Part 11. OTHER INFORMATION


Item 6. Exhibits.


Signatures


Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                           CONSOLIDATED BALANCE SHEETS



(Dollar amounts in thousands)                                   Sept. 30,      Dec. 31,
                                                                    2008          2007
                                                              (Unaudited)     (Audited)
ASSETS                                                                 $              $
                                                              ----------     ----------
Current assets:
       Cash and cash equivalents                                      64            484
                                                              ----------     ----------
       Total Current Assets                                           64            484
                                                              ----------     ----------
Total Assets                                                          64            484
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses (Note 7)                187            574
       Accounts payable to director related entities                  11              2
       Income tax expense payable                                     --              1
                                                              ----------     ----------
       Total Current Liabilities                                     198            577
                                                              ----------     ----------
Non-current liabilities:
       Convertible Notes                                              --            305
                                                              ----------     ----------
       Total Non-current Liabilities                                  --            305
                                                              ----------     ----------
Total Liabilities                                                    198            882
                                                              ==========     ==========

Stockholders' Equity

Common stock, $0.001 par value; 75,000,000 shares
       authorized, Issued shares, 42,550,531 at
       September 30, 2008 and 37, 400,531 at
       December 31, 2007; Outstanding shares,
       41,050,531 at September 30, 2008 and
       December 31, 2007. (Note 5)                                    33             30
Capital in excess of par value                                     2,519          2,210
Accumulated other Comprehensive Income                               239            224
Deficit accumulated during the exploration stage                  (2,925)        (2,862)
                                                              ----------     ----------
       Total Stockholders' Equity                                   (134)          (398)
                                                              ----------     ----------

       Total Liabilities and Stockholders' Equity                     64            484
                                                              ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               for nine months ended September 30, 2008 and 2007,
                for the three months ended September 30, 2008 and
           2007 and for the period from inception (August 6, 2003) to
                               September 30, 2008

(Dollar amounts in thousands)
                                                                                                                        Cumulative
                                                                                                                            period
                                                               For the        For the        For the        For the      from Aug.
                                                                  nine           nine          three          three        6, 2003
                                                                months         months         months         months       (Date of
                                                                 ended          ended          ended          ended     Inception)
                                                             Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,       to Sept.
                                                                  2008           2007           2008           2007       30, 2008
                                                           -----------    -----------    -----------    -----------    -----------
Expenses
   General and administrative                                      117            195             25             61            955
   Merger and reorganisation                                        --             --             --             --            249
   Exploration                                                     299            154             91             34          1,610
                                                           -----------    -----------    -----------    -----------    -----------

Total operating expenses                                           416            349            116             95          2,814
                                                           -----------    -----------    -----------    -----------    -----------

Net Profit / (loss) before other income and income taxes          (416)          (349)          (116)           (95)        (2,814)
                                                           -----------    -----------    -----------    -----------    -----------

Other Income and Expense
   Gain on transfer of interest in tenement  (Note 7)              389             --             --             --          1,650
   Write down of investments                                        --             --             --             --         (1,759)
   Currency exchange gain /(loss)                                  (29)            89            (55)             1             57
   Interest income                                                   8             21              1              7             64
   Interest expense                                                (15)           (21)            --             (7)           (99)
                                                           -----------    -----------    -----------    -----------    -----------

Profit / (Loss) before income tax                                  (63)          (260)          (170)           (94)        (2,901)

Income tax provision                                                --             --             --             --             24
                                                           -----------    -----------    -----------    -----------    -----------

Net Profit / (loss)                                                (63)          (260)          (170)           (94)        (2,925)
                                                           ===========    ===========    ===========    ===========    ===========


Profit / (loss) per Common share:

   Net Profit / (loss)                                     $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.09)
                                                           ===========    ===========    ===========    ===========    ===========


Weighted average common share used in calculation
                                                            39,216,282     36,279,677     42,056,026     36,654,652     31,885,530
                                                           ===========    ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS for the
                  nine months ended September 30, 2008 and 2007
                                  (Unaudited),
      and for the cumulative period from August 6, 2003 (Date of Inception)
                       to September 30, 2008 (Unaudited)

(Dollar amounts in thousands - except per share data)
                                                                                            Cumulative
                                                                                                period
                                                                   For the       For the     from Aug.
                                                                      nine          nine       6, 2003
                                                                    months        months      (Date of
                                                                     ended         ended    Inception)
                                                                 Sept. 30,     Sept. 30,      to Sept.
                                                                      2008          2007      30, 2008
                                                                ----------    ----------    ----------
Cash flows from operating activities:
Net profit / (loss)                                                    (63)         (260)       (2,925)
 Adjustments to reconcile net profit/(loss) to net cash
    used in operating activities:
Adjustments for non-cash items
    Compensation expense                                                77           124           617
    Currency exchange loss/(gain)                                       49          (153)          (47)
    Write down of investment                                            --            --         1,759
    Issuance of Convertible Note in lieu of repayment of
     advances from director related entity                               7            21           100
    Gain on transfer of interest in tenement (Note 7)                 (389)           --        (1,650)
Change in assets and liabilities:
    Increase/(decrease) in accounts payable                           (105)           99           471
    Increase/(decrease) in income tax payable                           (1)          (25)           (9)
    Decrease in exploration assets                                      --            --            --
    Decrease/(increase) in accounts receivable                          --            --            83
                                                                ----------    ----------    ----------

    Net cash used in operating activities                             (425)         (194)       (1,601)
                                                                ----------    ----------    ----------
Cash flows from financing activities:
Proceeds from advance from director-related entities                     9            --            84
Repayment of advance from director-related entities                     --           (28)          315
Proceeds from the sale of Common stock - net                            --            --           (73)
                                                                ----------    ----------    ----------

Net cash (used in)/ provided by financing activities                     9           (28)          326
                                                                ----------    ----------    ----------

Cash flows from investing activities:
Proceeds from sale of tenement                                          --            --        1 ,261
                                                                ----------    ----------    ----------

Net cash provided by investing activities                               --            --         1,261
                                                                ----------    ----------    ----------

Increase/ (decrease) in cash                                          (416)         (222)          (14)
Cash at beginning of period                                            484           734            --
Effect of currency exchange rate fluctuations on cash held              (4)           52            78
                                                                ----------    ----------    ----------

Cash at end of period                                                   64           564            64
                                                                ==========    ==========    ==========
Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd               42            38           205
Interest charged by Great Missenden Holdings Pty Ltd                    14            21           102
Issuance of Stock for compensation and settlement of advances          312            --           852
Gain on transfer of interest in tenement                               389            --         1,650

        The accompanying notes are an integral part of these consolidated financial statements

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Per Note 8, Alpha Oil & Natural Gas Pty Ltd itself now has two wholly owned Australian subsidiaries, Vulcan Australia Pty Ltd (which now holds the joint venture interest in the Vulcan Joint Ventures) and Braveheart Oil & Gas Pty Ltd (which now holds the joint venture interest in the Browse Joint Venture).

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

Great Missenden Holdings Pty Ltd charged $209 for interest on all advances during the quarter. Setright Oil & Gas Pty Ltd charged the Company $5,550 during the quarter for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately.

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

Note 4: Current Liabilities

At September 30, 2008 the accounts payable balance includes $77,000 for remuneration due to Mr Albers for his services.

The Company has previously entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005 ending December 31, 2007. As the Company's cash resources were limited, the board agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, the Company issued 2,500,000 shares of Common Stock to Mr. Albers for his services in relation to the period from January 1, 2005 to December 31, 2005. A further 2,000,000 shares of Common Stock were issued to him for his services for the period from January 1, 2006 to December 31, 2006 A further 1,500,000 shares of Common Stock were issued to him for his services for the period from January 1, 2007 to December 31, 2007.

The Company is currently negotiating with Mr. Albers with respect to the continuation of his services for a further 3-year period effective from January 1, 2008.

Note 5:  Issued Shares

At September 30, 2008, 1,500,000 shares included in issued and outstanding shares of 42,550,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares will be used to compensate Mr Albers and will be issued in the quarter ending December 31 2008. For this quarter the amount issued is an estimate as a new contract with Mr Albers is being negotiated.

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is the Australian dollar. The comprehensive income of $239,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries' financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

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

Subsequent to the invoices being booked into the Joint Venture accounts and the exploration expense being recognized it was decided by the participant companies to the Joint Venture that rather than pay the invoices from NGA an additional farmout of a 10% interest in all tenements would be offered to NGA to settle the debt. On June 16, 2008, farmout agreements were signed between the Joint Venture participant companies, including Nations Natural Gas. The financial impact of these agreements was the payable to NGA was settled, a gain on the transfer of the tenement interest was recognized and a non-cash contribution to the Joint Venture in the form of NGA's farmin contribution was recognized in the Joint Venture accounts. In the AOGC Consolidated Balance Sheet for June 30, 2008, this resulted in a decrease in accounts payable of $389,529 and in the AOGC Consolidated Statement of Operations a $389,529 gain on the transfer of tenement interests. The difference between the original Dec 2007 invoiced amount and the amount reversed in June 2008 is due to an increase in the value of Australian Dollar against the US Dollar.

Note 8:  Rearrangement of Joint Ventures

Vulcan Joint Venture
--------------------
AOGC's wholly owned subsidiary, Alpha Oil & Natural Gas Pty Ltd, has formed a wholly owned subsidiary named Vulcan Australia Pty Ltd (Vulcan) and has transferred its 15% interests in each of AC/P33, AC/P35 and AC/P39 to Vulcan. In addition, the Vulcan Joint Venture Operating Agreement, which previously governed joint venture operations in the three permits, has been replaced by separate joint venture Agreements for each permit. The new joint ventures are known as Oliver Joint Venture (AC/P33), Vulcan Joint Venture (AC/P35) and NOME Joint Venture (AC/P39).

Following these rearrangements of interests, the participants in the newly constituted Oliver Joint Venture have entered into a farmout agreement with South Australian based oil explorer and producer, Stuart Petroleum Limited ("Stuart"), who is now the Operator and 50% interest holder in permit AC/P33, host to the Oliver oil and gas accumulation. Our interest will, as a result, reduce to 7.5%. Permit AC/P33 is located approximately 700 kilometres west of Darwin in the Australian-administered section of the Timor Sea. The transaction was approved by the Designated Authority (Commonwealth of Australia) October 9, 2008.

Browse Joint Venture
--------------------
AOGC's wholly owned subsidiary, Alpha Oil & Natural Gas Pty Ltd ("Alpha") together with its joint venturers, has entered into a farmout agreement with respect to WA-332-P, WA-333-P and WA-342-P ("Permits") with Gascorp Australia Pty Ltd ("Gascorp") whereby Gascorp has agreed to earn a 15% interest in each of the Permits in return for the obligation of Gascorp to expend $1,120,000 in acquiring approximately 490 line kilometres of new 2D seismic data in the Permits and in acquiring a drill site survey over a possible location to test the Braveheart prospect. The seismic survey is planned to provide coverage of leads within WA-332-P as well as assist in the determination of the location of a Braveheart 1 well, which is expected to be drilled in WA-333-P in late 2009. As a result of this farmout, Alpha's interest in each of the three permits has reduced from 20% to 17%.

In addition to this farmout, the participants in each of the Permits have elected to form new 100% owned subsidiary companies and have agreed to transfer their respective interests to such wholly owned subsidiaries. Alpha has incorporated Braveheart Oil & Gas Pty Ltd as a wholly owned subsidiary to which it has assigned its residual 17% interest in each of the Permits. These transactions have been submitted to the Designated Authority (Commonwealth of Australia) for approval.

The participants in the Browse Joint Venture have contracted to engage the services of Australian Drilling Associates Pty Ltd to provide project management services to support the conduct of drilling operations and to gain access to one drilling slot in a group sponsored multi-well program utilising the semi-submersible drilling rig, the Songa Venus. The drilling slot, in late 2009, is to be used for the drilling of the Braveheart 1.

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

Plan of Operation
-----------------

General     Australian Oil & Gas Corporation is an independent energy company focused on the acquisition of petroleum exploration permits in the offshore areas adjacent to Australia and exploration for oil and natural gas resources within the area of those permits. We rely on the considerable experience in the oil and gas industry of our President, Mr. E. Geoffrey Albers, together with our consultants, in order to identify and conduct initial analyses of permits in which we may acquire an interest.

Strategy     We devote essentially all of our resources to the identification of large-tract exploration permits in their early stages of exploration. We attempt to focus on areas where we consider that there is the potential for a high impact outcome for the Company, in the event of exploration success. We plan to advance the prospectivity of these acreages largely through the application of geological and geophysical expertise and through the provision of new 2D and 3D seismic surveys. We seek to keep our capital outlays and overheads at a minimum level by farming out exploration costs and by retaining selected consultants, contractors and service companies. We generally use proven technologies in evaluating the prospectivity of our oil and gas properties. We expect to invest in projects at different percentage levels of participation, including up to 100% ownership. We plan to maintain as high a participation as can be prudently managed in the early stages of a project. We focus on areas considered to have speculative near term potential for oil discovery or medium term potential for gas discovery. An important part of our strategy is to select prospective acreage which, at the seismic or drilling stage, can be farmed out and/or developed in conjunction with other, preferably larger more financially robust petroleum industry participants, so as to reduce exploration risk (which is high) and minimize our financial outlay requirements. We attempt to do so, wherever possible, through promoted transactions. Our overall intention is to provide maximum leverage for shareholders at minimal cost, in return for the extremely high risk activities that we undertake. The funding of our exploration programs is an on-going challenge.

Since August 2003, when the Company began operations, we have not conducted any business which generates revenue from the sale of hydrocarbons. Accordingly, we have no results of such operations to report. We are actively pursuing our long term strategy of maintaining our oil and gas exploration projects which, in the long-term and given success, may have the future potential to generate substantial revenue.

Permitting It should be noted that Australian offshore petroleum permits are initially granted for a term of 6 years, pursuant to the Offshore Petroleum Act, 2006 (Commonwealth). Provided all exploration commitments are met, petroleum exploration permits may be renewed for two consecutive 5-year terms, with relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished. Permits therefore, have a potential 16-year life, subject to these requirements and to the fulfillment of exploration commitments.

Management    The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company previously entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. The Company has recently agreed to implement (subject to documentation) a 4-year contract with Mr. Albers ("the Director") with respect to the continuation of his services for a further period effective from January 1, 2008 to 31 December 2011, on terms which include the following:

(i) by the Company issuing to the Director or, at the election of the Director, to the Trustee of his superannuation fund, Common Stock in lieu of cash payments. Specifically, during each of the second quarter and the fourth quarter of 2008, the Company will on each occasion issue 1,200,000 shares of Common Stock for his services in relation to the period from 1 January 2008 to 31 December 2008.

(ii) by the Company issuing to the Director or, at the election of the Director, to the Trustee of his superannuation fund, Common Stock in lieu of cash payments. Specifically, during each of the second quarter and the fourth quarter of 2009, the Company will on each occasion issue 1,100,000 shares of Common Stock for his services in relation to the period from 1 January 2009 to 31 December 2009.

(iii) by the Company issuing to the Director or, at the election of the Director, to the Trustee of his superannuation fund, Common Stock in lieu of cash payments. Specifically, during each of the second quarter and the fourth quarter of 2010, the Company will on each occasion issue 1,000,000 shares of Common Stock for his services in relation to the period from 1 January 2010 to 31 December 2010.

(iv) by the Company issuing to the Director or, at the election of the Director, to the Trustee of his superannuation fund, Common Stock in lieu of cash payments. Specifically, during each of the second quarter and the fourth quarter of 2011, the Company will on each occasion issue 900,000 shares of Common Stock for his services in relation to the period from 1 January 2011 to 31 December 2011.

Working Capital Funding     As an exploration stage enterprise, the Company has
and continues to rely on capital infusions through the advances of Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will draw down further advances to enable it to meet its administrative costs and expenditure requirements in developing its portfolio of oil and gas interests.

Funding for Exploration Programs
--------------------------------

When the Company requires further significant funds for its exploration programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company's programs.

It is the Company's intention to meet its obligations by either partial sale of the Company's interests or farm out, the latter course of action being a fundamental part of the Company's overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

Should these methods considered not to be viable, or in the best interests of stockholders, then it is the Company's plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or an issue of stock to eligible parties.

Following implementation of our acquisition strategy, we now hold interests in 14 Petroleum Exploration Permits granted by the Commonwealth of Australia. With one exception, they are held in joint venture with other parties. We are now intent on exploring, farming-out and generally up-grading these interests. A summary of the permits and the current activities in each permit is set out below.

VULCAN SUB-BASIN INTERESTS, TERRITORY of ASHMORE and CARTIER ISLANDS, AUSTRALIA (AC/P33, AC/P35 and AC/P39)


Geologically, AC/P33, AC/P35 and AC/P39 are located on the eastern margin of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin, one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia. The permits are within the Territory of Ashmore and Cartier Islands, an Australian offshore territory.

The Territory of the Ashmore and Cartier Islands ("the Territory") was ceded from Britain and accepted by the Commonwealth of Australia ("Commonwealth") in 1933. The responsibility for the administration of the Territory was transferred from the Northern Territory of Australia ("Northern Territory") to the Commonwealth when a level of self-government was instituted in the Northern Territory in 1978.

Petroleum extraction activities in the area within the Territory are administered on behalf of the Commonwealth by the Northern Territory Department of Mines and Energy through the Designated Authority protocol operating pursuant to the Offshore Petroleum Act 2006 (Commonwealth).

Commonwealth laws, laws of the Northern Territory and Ordinances made by the Governor-General make up the body of law generally applicable in the Territory.

The Territory comprises West, Middle and East Islands of Ashmore Reef, Cartier Island and the territorial sea generated by those islands. The islands are uninhabited, small, low and composed of coral and sand, with some grass cover.

The Territory is located on the outer edge of the continental shelf in the Indian Ocean approximately 320 km off Australia's north-west coast and 144 kilometres south of the Indonesian Island of Roti. The Jabiru and Challis oil fields are located within the Territory, as are numerous other oil and gas accumulations and occurrences.

We acquired our initial 20% interest in the Vulcan Sub-basin permits as a result of the acquisition of Alpha Oil & Natural Gas Pty Ltd ("Alpha") in 2006.

On May 15, 2006 Alpha agreed to farmout 5% of its 20% interest in each of the Vulcan Sub-basin Permits to National Gas Australia Pty Ltd ("NGA") (leaving Alpha with a 15% interest) in return for the acquisition and funding of Alpha's 20% share of the new Oliver 3D seismic survey of approximately 124 km(2) and the funding of the cost of reprocessing of approximately 2,800 km(2) of the existing Onnia 3D Seismic Survey data, relevant to all of AC/P33, AC/P38 and AC/P39. The cost of the Company's share of the Oliver survey and the Onnia reprocessing has thus been met entirely by NGA.

We have subsequently farmed out our interest in AC/P33 to Stuart Petroleum Limited ("Stuart") (see Oliver Joint Venture below).

Our wholly owned subsidiary, Alpha, has established a wholly owned subsidiary named Vulcan Australia Pty Ltd ("Vulcan") and has transferred its interests in each of its Timor Sea permits, AC/P33, AC/P35 and AC/P39 to Vulcan. In addition, the joint venture operating agreement, which previously governed joint venture operations in all three of the permits, has been replaced by new separate joint venture agreements for each permit. The new joint ventures are known as Oliver Joint Venture (AC/P33), Vulcan Joint Venture (AC/P35) and Nome Joint Venture (AC/P39).

OLIVER JOINT VENTURE (AC/P33)

Our wholly owned subsidiary, Vulcan, following farmout of drilling and development commitments to Stuart, (see below) now holds a 7.5% interest in the Oliver Joint Venture permit, AC/P33, in joint venture with Stuart (50%) now the designated operator, and our joint venture affiliates; Petrocorp Australia Pty Ltd ("Petrocorp") (12.5%), Natural Gas Corporation Pty Ltd (NGC) (15%) and Auralandia N.L. (Auralandia) (30%).

AC/P33 (granted July 6, 2004) includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and abandoned Oliver-1 well. AC/P33 comprises five graticular blocks, totalling approximately 400 km(2) (98,800 acres). During the first three years of the initial 6-year term of permit AC/P33, the joint venture participants obtained a range of existing reports and open file seismic data and have mapped, interpreted and revised analyses and concepts for the area. The joint venture has carried out enhancement of existing seismic data around the Oliver feature and examined various techniques for potential to provide direct hydrocarbon indicators. As a result of the farmout to NGA, the joint venture has acquired 124 km(2) (acres) of new high quality enhanced parameter 3D seismic survey, known as the Oliver 3D Seismic Survey. The survey was conducted over the Oliver feature and part of its extension to the east. Processing of the new Oliver Seismic Survey and reprocessing of part of the immediately adjacent Onnia 3D Seismic Survey in the vicinity of the Oliver-1 well, in preparation for the proposed Oliver 2 exploration/appraisal well, has been concluded. The joint venture has elected to enter the second three years of the initial permit and plans to drill one exploration well prior to the end of 2009, and to perform further interpretational work. Active geological and geophysical evaluation of the permit continues.

Stuart's earn-in obligations will be satisfied by sole funding the drilling of an appraisal well on the Oliver feature, completion of engineering studies up to Final Investment Decision for development of an oilfield and sole funding the first $25 million of development expenditure. The first phase of development of the Oliver field - drilling the appraisal well, Oliver 2, and completing engineering studies - is expected cost $60 million and to be complete late in 2010.

The Oliver field, containing a column of oil, gas and condensate, was discovered by a BHP Petroleum operated consortium in 1988. The Oliver 1 well was drilled in 305 metres of water to a depth of 3,500 metres. The well encountered the column in the Plover Formation between 2,927 metres and 3,097 metres.

Stuart's interpretation of the recently acquired Oliver 3D seismic data over the Oliver field resulted in Stuart's estimated potential recoverable liquids in the range of 9.9 million barrels to 33 million barrels of oil and condensate with a mean joint venture volume of 19.3 million barrels. According to Stuart, these estimates have been independently reviewed and confirmed. They are not independently verified reserves, but are estimates only provided to the joint venture participants for preliminary planning and feasibility purposes.

Studies to identify economic development alternatives and to determine viability have been commenced by Stuart and are expected to be followed by the Oliver 2 appraisal well to confirm the size of the field. The semi-submersible drilling rig, Songa Venus, has been contracted by Stuart to drill this well at Stuart's cost in mid-2009. In the event of a successful outcome, further economic viability and development studies will then determine whether and how to best develop the field.

Equity participants in permit AC/P33 presently are:

                                                      %
Stuart Petroleum Limited (Operator)                50.0
Natural Gas Corporation Pty Ltd                    15.0
Auralandia NL                                      15.0
Petrocorp Australia Pty Ltd                        12.5
Vulcan Australia Pty Ltd (AOGC subsidiary)          7.5

The Company is considering how it might meet future funding requirements of its subsidiary Vulcan, with respect to funding of any Oliver development. Discussions amongst the non-Stuart joint venture participants has focused on the concept of each of the participants, other than the operator Stuart and other than Auralandia, selling their interest in each of the Vulcan Sub-basin permits to Auralandia in return for an appropriate pro rate issue of shares in Auralandia. Auralandia has signified that it is open to proposals which would see it as the corporate vehicle for unifying 50% of the interests in this manner. The Company is investigating this concept and plans to participate, pending further investigations and finalisation of an appropriate commercial arrangement. Capital would thus be required by Auralandia for further appraisal and development drilling and development of Oliver and would relieve the Company of any direct cost commitment to any of the Vulcan Sub-basin permits (AC/P33, AC/P35 and AC/P39).

VULCAN JOINT VENTURE (AC/P35)

AC/P35 (granted October 18, 2005) is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totalling approximately 3,410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. During the first three years of the initial 6-year term of the AC/P35 permit, we have obtained a range of pertinent existing reports and open file seismic data. On October 16, 2007, we applied for a suspension and extension of the permit for a period of twelve months. In the third permit year, we presently plan to shoot up to 250 km(2) of new 3D seismic survey. Should we so decide, we can elect to enter the second stage of three permit years of the initial permit term and, if warranted, drill one exploration well and perform further interpretational work. Geological evaluation of the permit is continuing. 1,750 km(2) of the previously acquired proprietary 3D seismic over AC/P35 known as the Onnia 3D Seismic Survey has been reprocessed. We are assessing the need for and possible location of a further 3D seismic survey.

The participants in the Vulcan Joint Venture are:

                                                %
Auralandia NL (Operator)                     30.0
Natural Gas Corporation Pty Ltd              30.0
Petrocorp Australia Pty Ltd                  25.0
Vulcan Australia Pty Ltd                     15.0

NOME JOINT VENTURE (AC/P39)

AC/P39 (granted April 7, 2006) is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we have obtained a range of existing reports and open file seismic data. We have requested a 12 month suspension and extension of Year 2 in order to complete the reprocessing of 920 km(2) Onnia 3D seismic survey within the permit. The re-processing has now been completed, but was delayed because of the manpower constraints of the contractor, PGS. If granted the second permit year will end on April 6, 2009. In the third permit year, we presently plan to drill one exploration well. Geological evaluation of the permit is continuing, including the assessment of risk as to whether any leads are of sufficient quality to warrant the risk and cost of drilling.

The participants in the Nome Joint Venture are:

                                               %
Auralandia NL (Operator)                    30.0
Natural Gas Corporation Pty Ltd             30.0
Petrocorp Australia Pty Ltd                 25.0
Vulcan Australia Pty Ltd                    15.0

BROWSE BASIN INTERESTS, OFFSHORE FROM WESTERN AUSTRALIA
 - WA-332-P, WA-333-P and WA-342-P

Browse Joint Venture

On April 12, 2006, we completed the acquisition of Alpha Oil & Natural Gas Pty Ltd ("Alpha"), a transaction entered into on July 1, 2004. The acquisition of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P.

Following the entering into of the transaction but prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount in excess of book value. The settlement funds received by Alpha were incorporated in funds available to AOGC, through this wholly owned subsidiary, following completion of the Alpha purchase.

The now remaining three permits of the Browse Joint Venture, WA-332-P, WA-333-P and WA-342-P are contiguous and are located offshore in the eastern Browse Basin. They cover a total area of 9,460 km(2) (2,336,620 acres).

The Browse Basin region is a major proven hydrocarbon area and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef-1. The Browse Basin is currently the focus for two proposals to establish new LNG export facilities; one by Woodside Energy Ltd in relation to the Torosa/Brecknock/Calliance complex and the other by Inpex Corporation in relation to the Ichthys complex. Two of the Browse Joint Venture permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), and a total of fourteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation.

In the first three year term of the Permits, the Browse Joint Venture has obtained available open file reports and basic 2D and 3D seismic data acquired by the earlier efforts of previous explorers. This included approximately 1,100 km(2) of high quality 3D seismic known as the Cornea 3D survey which is held by the Browse Joint Venture. Approximately 1,000 km(2) of this 3D data set was reprocessed by the joint venture during the 2007 year. The 3D data set has been integrated with the acquisition and processing of the Braveheart 2D seismic survey. The Browse Joint Venture previously acquired the Braveheart seismic survey of approximately 1,949 line km of new 2D seismic survey over these Browse Joint venture permits. The Browse Joint Venture has elected to enter a second three year permit term in which it presently is planning for the drilling of Braveheart 1 in WA-333-P. Active geological and geophysical evaluation of all of the Browse Joint Venture Permits is continuing, with special studies having been carried out in respect to the undeveloped Cornea oil and gas accumulation (in WA-342-P) and the Braveheart project, which straddles both WA-332-P and WA-333-P.

The Browse Joint Venture, on March 19, 2008, applied for an 18-months suspension and extension of Year 5 of permit WA-332-P in order to acquire further new infill 2D seismic survey over potential leads in WA-332-P and to secure a drilling vessel, which have been in short supply in Australian waters. If granted, Year 5 of WA-332-P will end September 30, 2009.

On March 19, 2008, the Browse Joint Venture applied for a 12-month suspension and extension of Year 5 of the WA-333-P permit in order to allow additional time for the drilling of the Braveheart-1 well in WA-333-P. The Joint Venture has entered into a letter of intent with a drilling vessel management company, as a result of which a well is expected to be drilled on the Braveheart feature in 2009. If granted, Year-5 of WA-333-P will end on March 31, 2009. Further extensions may be necessary.

On October 22, 2007, the Browse Joint Venture lodged a request for a variation of the permit WA-342-P so that instead of drilling a well in Year-5 the permit would require geotechnical studies, while Year-6 of the permit would require the drilling of a well. If such variation of the permit is granted, then Year-6 of the permit would commence on November 28, 2008.

The joint venture continues to carry out extensive studies as to prospectivity of the known Cornea gas/oil accumulation.

Our wholly owned subsidiary, Alpha, together with its joint venturers, has recently entered into a farmout agreement with respect to WA-332-P, WA-333-P and WA-342-P ("Permits") with Gascorp Australia Pty Ltd ("Gascorp") whereby Gascorp has agreed to earn a 15% interest in each of the Permits in return for the obligation of Gascorp to expend $1,120,000 in acquiring approximately 490 line kilometres of new 2D seismic data in the Permits and in acquiring a drill site survey in order to determine a specific location to test the Braveheart prospect. The surveys, which have commenced, are planned to provide coverage of leads within WA-332-P as well as assist in the determination of the location of the Braveheart 1 well. As a result of this farmout, Alpha's interest in each of the three permits has reduced from 20% to 17%.

In addition to this farmout, the participants in each of the Permits have elected to form new 100% owned subsidiary companies and have agreed to transfer their respective interests to such wholly owned subsidiaries. Alpha has incorporated Braveheart Oil & Gas Pty Ltd as a wholly owned subsidiary to which it has assigned its residual 17% interest in each of the Permits. These transactions have been submitted to the Designated Authority (Commonwealth of Australia) for approval.

Participants in the Browse Joint Venture presently are:

Braveheart Resources Pty Ltd (subsidiary of Exoil Limited) (Operator)    29.75%

Braveheart Petroleum Pty Ltd (subsidiary of Batavia Oil & Gas Pty Ltd)   29.75%

Browse Petroleum Pty Ltd (subsidiary of Gascorp Australia Pty Ltd)       15.00%

Braveheart Oil & Gas Pty Ltd (subsidiary of Alpha)                       17.00%

Braveheart Energy Pty Ltd (subsidiary of Goldsborough Limited)            8.50%

The participants in the Browse Joint Venture have contracted to engage the services of Australian Drilling Associates Pty Ltd to provide project management services to support the conduct of drilling operations and to gain access to one drilling slot in a group sponsored multi-well program utilising the semi-submersible drilling rig, the Songa Venus. The drilling slot is to be used for the drilling of the Braveheart 1 well.

While each of the three permits of the Browse Joint Venture have been offered for farmout, alternatively, the participants are considering how they might meet the funding requirements for the drilling of a well or wells, should these farmout efforts not be successful. Discussions amongst the joint venture participants have focused on the formation of a special purpose Australian company to acquire the Browse Joint Venture permits in return for a pro rata issue of shares to each of the Browse Joint Venture participants. The concept is for this special purpose company to seek equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in each of the Browse permits

BONAPARTE BASIN INTERESTS, OFFSHORE FROM THE NORTHERN TERRITORY - NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72

National Gas Consortium

On April 12, 2006, we completed the acquisition of 100% of Nations Natural Gas Pty Ltd (Nations). The acquisition of Nations was entered into on September 10, 2004 and made in order to acquire a 30% interest in the initial four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65 ("Timor Sea Permits"), located in the Australian sector of the Timor Sea, offshore from the Northern Territory.

The Timor Sea covers a huge area underlain by sedimentary basins with potential for new hydrocarbon discoveries. The region has a long history of exploration activity and discovery and has now become the focus for domestic and international petroleum exploration and development activities. There have been numerous oil, gas/condensate and gas discoveries to the north west in the region of the permits, including the Laminaria, Corallina and Bayu-Undan fields. The giant gas fields of Greater Sunrise, Evans Shoal, Caldita and Barossa are to the north and east of the permits. Recent Plover Formation discoveries have been made in the Heron-2 well and the Blackwood-1 well, in permit NT/P68 immediately north of NT/P63 and immediately south of NT/P65.

The Timor Sea is a major emerging petroleum province, with a developing emphasis in gas processing for the export market. Discoveries made over the past few years are expected to lead to the area providing substantial gas production and revenue, through value-added gas projects covering a range of gas to liquids processes and technologies.

On August 8, 2006, Nations, together with the other joint venturers in the National Gas Consortium were granted petroleum exploration permits NT/P71 and NT/P72 for an initial 6-year term. Permits NT/P71 and NT/P72, which cover a total area of approximately 17,380 km(2) (4,294,772 acres), are located in the Australian sector of the Timor Sea, and are held by the National Gas Consortium, which holds the contiguous NT/P62, NT/P63 and NT/P64 permits to the immediate west.

The National Gas Consortium now holds six permits aggregating approximately 32,255 km(2) (7,970,533 acres) namely, NT/P62, NT/P63, NT/P64, NT/P65, NT/ P71 and NT/P72, all within jurisdiction of Australia.

Nations on June 15, 2006, agreed to farmout 6% of its 30% interest in each of the Timor Sea Permits to NGA (leaving Nations with a net 24% interest) in return for the acquisition and funding of Nations 30% share of the new Sunshine 2D seismic survey (887 kms) and Kurrajong 2D seismic survey (3,291 km) which were acquired in November 2006.

Nations on June 16, 2008, agreed to a further farmout of a further 3% of its 24% interest in each of the Timor Sea Permits to NGA (leaving Nations with a net 21% interest) in return for further expenditure of AUD$1.6 million by NGA on Joint Venture exploration costs. The cost of the Company's share of the Sunshine and Kurrajong surveys has been met entirely by NGA.

The participants in the National Gas Consortium now are:

                                                      %
National Oil & Gas Pty Ltd (Operator)              24.5
Australian Natural Gas Pty Ltd                     24.5
National Gas Australia Pty Ltd                     30.0
Nations Natural Gas Pty Ltd                        21.0


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

The Timor Sea permits have been offered for farmout, with a number of international companies presently considering parts of or the whole of the acreage. In the meantime, the National Gas Consortium Joint Venture participants are considering methods of meeting the funding requirements for the drilling of a well or wells, should these farmout efforts not be successful. Discussions amongst the joint venture participants have focused on the formation or acquisition of a special purpose company to acquire the National Gas Consortium Joint Venture permits interests in return for a pro rata issue of shares to each of the joint venture participants. This special purpose public company would then seek equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in the permits.

NT/P70 NT/P70 JOINT VENTURE - Eastern Bonaparte Basin

On October 10, 2005, the Australian Government granted petroleum exploration permit NT/P70, for a 6-year term. The Company initially held a 100% interest in the permit and now holds an 80% interest as the result of farmout (see below).

NT/P70 covers an area of 7,370 km(2) (1,821,200 acres) and is located in the eastern Timor Sea, about 300 km north of Darwin, and 250 km northeast of the proposed Darwin to Bayu-Undan gas pipeline. The Greater Sunrise, Evans Shoal, Barossa and Caldita gas accumulations are located to the west and southwest of the NT/P70 permit area.

AOGC agreed on June 15, 2006, to farmout 20% of its 100% interest in NT/P70 to NGA in return for the acquisition and funding by NGA of the cost of a new 800 line km Crocodile 2D seismic survey, subsequently acquired in the NT/P70 permit. Subsequently AOGC agreed to transfer it's 80% interest to it's wholly owned subsidiary Alpha Oil & Natural Gas Pty Ltd.

The equity participants in the NT/P70 Joint Venture are:

                                                        %
Alpha Oil & Natural Gas Pty Ltd (Operator)           80.0
National Gas Australia Pty Ltd                       20.0

The permit was designated as a "frontier area" by the Australian Government attracting an exploration incentive which allows immediate uplift to 150% tax deductibility on Australian Petroleum Resource Rent Tax ("PRRT") which is only payable provided certain levels of return from subsequent production are achieved.

We have obtained a range of pertinent existing reports and open file seismic data and, together with the newly acquired Crocodile 2D seismic data, have mapped, interpreted and revised analyses and concepts for the area. We are presently assessing a plan to shoot 300 km(2) of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit.

The Warawi prospect and the Crocodile prospect are the major focus of our work in NT/P70.

The NT/P70 permit has been offered for farmout, with a number of international companies considering the acreage

NT/P73 - STILLWATER PROJECT

On March 27, 2007, the Australian Government granted to our subsidiary, Alpha, a petroleum exploration permit, NT/P73, for an initial 6-year term. Alpha holds a 100% interest in the permit. NT/P73 is located to the immediate south west of NT/P70 and covers an area of 6,815 km(2) (1,683,300 acres). The Barossa and Caldita gas accumulations are located to the west of the NT/P73 permit area.

In the first three years of the initial 6-year term of the NT/P73 permit we plan to obtain existing reports and open file seismic data and, with this data, to map, interpret and revise analyses and concepts for the area. We are contemplating the acquisition of up to 2,000 line km of 2D in the third year of the permit. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit area.

Our work to date has focused on the Stillwater feature of the NW corner of NT/P73. We have recently reached agreement with ConocoPhillips to acquire approximately 200 kms(2) of existing 3D data in the NW corner of NT/P73, most of which covers the highly interesting Stillwater feature, which sits en enchelon alongside the Caldita feature which is located in the adjacent permit held by ConocoPhillips and Santos.

The NT/P73 permit has been offered for farmout, with a number of international companies considering the acreage.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2008, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

                                                               November 13, 2008