Form 10-K
period 2008-12-31
AUSTRALIAN OIL & GAS CORP
filed 2009-03-31
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                    Form 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 000-26721


                        AUSTRALIAN OIL & GAS CORPORATION
                        --------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                    84-1379164
         --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Level 21, 500 Collins Street
Melbourne Victoria Australia                                     3000
----------------------------                                     ----
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number (61-3) 8610 4700           Website: www.ausoil.com

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                         Common stock - $0.001 par value
----------------------------------------------------------------------------
                                                 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file pursuant to section 13 or 15(d) of the Exchange Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                            Accelerated filer [ ]

Non-accelerated filer [ ]                     Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting shares of the registrant (based on the closing price reported by the OTC Bulletin Board on or before December 31,
2008), held by non-affiliates was $616,937. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily conclusive.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [X] No [ ]

As at March 30, 2009, 43,450,531 shares of common stock were outstanding.

Documents incorporated by reference:  None

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

     All statements, other than statements of historical facts, so included in this annual report that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding the Company's business strategy, plans and objectives and statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet its obligations, the ability of the Company to secure the permits, licenses and leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in the exploration and development of oil and gas reserves, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. These forward-looking statements are and will be based on management's then-current views and assumptions regarding future events.


                                     PART I

ITEM 1.  BUSINESS

     Australian Oil & Gas Corporation, a Delaware corporation formed on 6th August 2003, is an energy company that explores for natural gas, crude oil and natural gas liquids. Our common stock, par value $0.001 per share, has been traded on the OTC BB since 2003.

     The Company seeks oil and gas exploration opportunities in offshore waters within the territorial boundaries of Australia. Once acquired, our strategy is to carry out preliminary geological assessments, including the acquisition of pre-existing data, the formulation and undertaking of new 2D and 3D seismic programs and, if supported by geological rationale and appropriate funding, the drilling of wells to determining whether any viable resource may exist.

     We hold interests in many of our properties through our 100% owned subsidiaries; Alpha Oil & Natural Gas Pty Ltd, Nations Natural Gas Pty Ltd, Vulcan Australia Pty Ltd(*) and Braveheart Oil & Gas Pty Ltd(*). Properties referred to in this document may be held by those subsidiaries. We treat all operations as one line of business.

* Newly incorporated in 2008

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

     We regard Australia as a relatively immature oil and gas country, with particular prospectivity for natural gas, so that our exploration strategy provides the potential exposure to larger gas/liquids targets which may ultimately establish significant production and reserves through successful drilling. Our technological experts are encouraged to develop strategies for rapid and cost-effective acquisition, processing and interpretation of seismic data, enabling our technical teams to analyse large areas of acreage, to acquire new seismic data, to generate drilling prospects and to relinquish acreage when it is found to be insufficiently prospective to warrant further exploration or where we are unable to raise capital for its exploration.

     Industry experts project declines in natural gas production from traditional sources and significant increases in U.S. and Asian natural gas demand over the next 20 years. LNG sourced natural gas may provide a significantly larger share of the natural gas market. We target potential natural gas supply sources suitable not only for LNG processing and export, but also for domestic Australian consumption, subject to successful exploration and exploiting of our exploration acreage.

     We consider that we are now well positioned to pursue these oil and natural gas exploration objectives for the following reasons:

o Our success in acquiring gas prospective acreage is expected to provide opportunities to farmout and joint venture with other established oil and gas companies, as well as the possibility to joint venture with them in additional exploratory prospects;
o We possess a significant exploration acreage portfolio in the Browse Basin and Bonaparte Basin region offshore Australia (see "Oil and Gas Interests and Properties" below);
o We are intent on building a broad-based team with significant experience in the use of structural geology, augmented by 3D seismic technology, and in drilling prospects.
o We own or have rights to an extensive seismic database, including 6,500 km(2) of new 2D seismic and some 3,500 km(2) of 3D seismic data;
o We are conducting intensive evaluations of our acreage and are in the process of identifying exploration prospects, some of which are high-risk, high-potential, gas and oil prospects.

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

Background to Australian Offshore Permits
-----------------------------------------

     To gain control of offshore exploration areas in Australia, a Petroleum Exploration Permit ("Permit") must be granted by the Designated Authority, acting pursuant to the Offshore Petroleum and Greenhouse Gas Storage Act 2006 of the Commonwealth of Australia ("the Act"). A Permit provides rights to the holder to undertake exploration, including seismic surveys and drilling, in the defined area of a Permit. A Permit is granted for an initial six year period. Under the terms of a Permit, the exploration work program nominated for the first three years must be met. The Permit holder may withdraw from the Permit after the third permit year, or at the end of any subsequent Permit year, provided that all the exploration work obligations up to the date of withdrawal have been met.

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

     A Permit is granted by the Designated Authority following a competitive tender program, based on the best work program offered. The experience of the directors and the technical and financial resources of the applicant are taken into consideration before a decision is made. The Company considers that it satisfies the Designated Authority's requirements and believes that in the future it will be able to secure acreage. We have already acquired interests in a number of Permits (See Item 2 - Properties). Our President, Mr. Ernest Geoffrey Albers, has a track record in successfully bidding for exploration permits, and of subsequently progressing through farmout and exploration with major international companies.

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

     A significant element of our strategy includes the acquisition and control of strategic areas which have potential to be farmed-out, sold or developed in conjunction with industry players: it being recognised that the Company lacks the resources to fully explore and develop areas on its own behalf. The funding of our programs by others in return for a percentage interest in our exploration permits (farm-out) is a vital part of our strategy and not only spreads risk but, importantly, conserves our capital. We sponsor or assist in the sponsorship of companies for the express purpose of assisting with the funding of costs of our exploration program.

     As an exploration stage enterprise, the Company has relied and continues to rely on infusions of cash for working capital purposes through the advances of Great Missenden Holdings Pty Ltd, an affiliated company associated with our President, Mr.E.G. Albers. When we require further funds for our programs, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, interest of industry in co-participation in our programs and share market conditions. It is our intention to meet our funding obligations by either partial sale of our interests or farm-out, either to third parties or to entities sponsored by the Company, the latter course of action being a vital part of management's overall strategy. It is also part of our plan that funds could be raised by further issues of stock or the promotion of new companies for this purpose. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

Oil and Gas Interests
---------------------

     The Company holds interests in 14 petroleum exploration permits in the offshore areas adjacent to Australia.

Permit            Geological            Percentage       Joint Venture Name
                  Basin/Sub Basin       Held
--------          ---------------       ----------       -----------------------
AC/P33            Vulcan                7.5%             Oliver
AC/P35            Vulcan                15%              Vulcan
AC/P39            Vulcan                15%              Nome
WA-332-P          Browse                17%              Browse (Braveheart)
WA-333-P          Browse                17%              Browse (Braveheart)
WA-342-P          Browse                17%              Cornea
NT/P62            Bonaparte             21%              National Gas Consortium
NT/P63            Bonaparte             21%              National Gas Consortium
NT/P64            Bonaparte             21%              National Gas Consortium
NT/P65            Bonaparte             21%              National Gas Consortium
NT/P70            Bonaparte             80%              Crocodile
NT/P71            Bonaparte             21%              National Gas Consortium
NT/P72            Bonaparte             21%              National Gas Consortium
NT/P73            Bonaparte             100%             Stillwater

     See Item 2 "Properties" of this report for more information concerning our intentions and our past and recent exploration activities with respect to our oil and gas interests.

Reserve Estimates
-----------------

     The Company has no oil and gas reserves at the present time.

Production
----------

     The Company has had no oil and gas production to date.

Productive Wells and Acreage
----------------------------

     The Company has no productive wells or productive acreage at the present time.

Underdeveloped Acreage
----------------------

     See Item 2 "Properties" of this report for further information concerning our oil and gas interests.

Drilling Activity
-----------------

     We and our joint venturers are making preliminary plans for the drilling of Oliver-2 in permit AC/P33 and for the drilling of Braveheart-1 in WA-333-P.

Current Activities and Plans
----------------------------

     Our current activities relate solely to our participation in oil and gas exploration in the offshore areas of Australia, as described above. (For more information with respect to our current activities and plans see also Item 2 - "Properties").

Competitive Factors
-------------------

     The acquisition of oil and gas interests is highly competitive. We anticipate that we will continue to encounter strong competition from many established companies with greater financial, personnel and informational resources. Competition from such companies may escalate the cost of acquiring properties beyond the range of prices we can afford. Even if valuable oil and gas deposits are discovered on our properties, our ability to develop and exploit and their marketability will depend on numerous factors, including available equipment and personnel for which there is strong demand, and other competing supplies of oil and gas.

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

Employees
---------

     As of December 31, 2008, we employed four persons, namely the three directors, and one other person, each on a part time basis. Additionally, we retain consultant geologists and other geo-scientists on a contract or fee basis, as and when their services are required.

ITEM 1A. RISK FACTORS

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

     Exploration, production and sale of oil and natural gas are subject to extensive Australian laws and regulations, including the Offshore Petroleum and Greenhouse Gas Storage Act 2006 (Commonwealth of Australia) and all regulations, directions and guidelines made thereunder. We may be required to make large expenditures to comply with our permit obligations and governmental regulations. Matters subject to such obligations and regulation include:

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

     Our oil and natural gas operations are subject to stringent Australian laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection, both of the environment and of the living things within that environment. These laws and regulations, which include the Environment Protection and Biodiversity Conservation Act 1999, require the acquisition of approvals before seismic acquisition or drilling commences, restrict the types, quantities, and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit seismic or drilling activities in protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position, or financial condition as well. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release of such materials or if our operations were standard in the industry at the time they were performed.


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

     We are controlled by a small number of principal stockholders who may cause events to occur that are not in the interests of the Company's stockholders with smaller holdings. Our President, Mr.E.Geoffrey Albers, and entities controlled by him, own approximately 70% of the outstanding common stock (see Item 12). Accordingly, Mr. Albers has effective control over the election of the Company's directors and significant influence over our management, operations and affairs, including the ability to prevent or cause a change in control of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

     We share the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria, Australia from which our Australian subsidiaries carry on business. The Australian office space is taken on a non-exclusive basis, with no rent payable, but the usage of the premises is included in the charges that Setright Oil & Gas Pty Ltd., (an affiliate of the Company by virtue of common management, ownership and control) makes in respect to the administration of the Company.

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

     Petroleum extraction activities in the area within the Territory are administered on behalf of the Commonwealth by the Northern Territory Department of Mines and Energy through the Designated Authority protocol operating pursuant to the Offshore Petroleum and Greenhouse Storage Act 2006 (Commonwealth).

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

     On May 15, 2006 Alpha agreed to farmout 5% of its 20% interest in each of the Vulcan Sub-basin Permits to National Gas Australia Pty Ltd ("NGA") (leaving Alpha with a 15% interest) in return for the acquisition and funding of Alpha's 20% share of the new Oliver 3D seismic survey of approximately 124 km(2) and the funding of the cost of reprocessing of approximately 2,800 km(2) of the existing Onnia 3D Seismic Survey data, relevant to all of AC/P33, AC/P35 and AC/P39. The cost of the Company's share of the Oliver survey and the Onnia reprocessing has thus been met entirely by NGA.

     We have subsequently farmed out half of our interest in AC/P33 to Stuart Petroleum Limited ("Stuart") (see Oliver Joint Venture below), leaving Alpha with a 7.5% interest.

     Our wholly owned subsidiary, Alpha, has established a wholly owned subsidiary named Vulcan Australia Pty Ltd ("Vulcan") and has transferred its interests in each of its Timor Sea permits, AC/P33, AC/P35 and AC/P39 to Vulcan. Another participant in the Vulcan Permits, Natural Gas Australia Pty Ltd, has transferred its interests to its wholly owned subsidiary Petrocorp Australia Pty Ltd.

     In addition, the joint venture operating agreement, which previously governed joint venture operations in all three of the permits, has been replaced by new separate joint venture agreements for each permit. The new joint ventures are known as Oliver Joint Venture (AC/P33), Vulcan Joint Venture (AC/P35) and Nome Joint Venture (AC/P39).


Oliver Joint Venture (AC/P33)

     Our wholly owned subsidiary, Vulcan, following farmout of drilling and development commitments to Stuart, (see below) now holds a 7.5% interest in the Oliver Joint Venture permit, AC/P33, in joint venture with Stuart (50%) now the designated operator, and our joint venture affiliates; Petrocorp Australia Pty Ltd ("Petrocorp") (12.5%), Natural Gas Corporation Pty Ltd (NGC) (15%) and Auralandia N.L. (Auralandia) (15%).

     AC/P33 (granted July 6, 2004) includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and abandoned Oliver-1 well. AC/P33 comprises five graticular blocks, totalling approximately 400 km(2) (98,800 acres). During the first three years of the initial 6-year term of permit AC/P33, the joint venture participants obtained a range of existing reports and open file seismic data and have mapped, interpreted and revised analyses and concepts for the area. The joint venture has carried out enhancement of existing seismic data around the Oliver feature and examined various techniques for potential to provide direct hydrocarbon indicators. As a result of the farmout to NGA, the joint venture has acquired 124 km(2) (acres) of new high quality enhanced parameter 3D seismic survey, known as the Oliver 3D Seismic Survey. The survey was conducted over the Oliver feature and part of its extension to the east. Processing of the new Oliver Seismic Survey and reprocessing of part of the immediately adjacent Onnia 3D Seismic Survey in the vicinity of the Oliver-1 well, in preparation for the proposed Oliver 2 exploration/appraisal well, has been concluded. The joint venture has elected to enter the second three years of the initial permit and the farminee, Stuart, plans to drill one exploration well prior to the end of 2009, and to perform further interpretational work at its cost. Active geological and geophysical evaluation of the permit continues.

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


     The Company is considering how it might meet future funding requirements of its subsidiary Vulcan, with respect to funding of any Oliver development. Discussions amongst the non-Stuart joint venture participants has focused on the concept of each of the participants, other than the operator Stuart and other than Auralandia, selling their interest in each of the Vulcan Sub-basin permits to Auralandia or another jointly sponsored company in return for an appropriate pro rate issue of shares. Auralandia has signified that it is open to proposals which would see it as the corporate vehicle for unifying 50% of the interests in this manner. The Company is investigating this concept and plans to participate, pending further investigations and finalization in an appropriate commercial arrangement. Capital would thus be required by the entity for further appraisal and development drilling and development of Oliver, but would relieve the Company of any direct cost commitment to any of the Vulcan Sub-basin permits (AC/P33, AC/P35 and AC/P39).

Vulcan Joint Venture (AC/P35)

     AC/P35 (granted October 18, 2005) is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totalling approximately 3,410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. During the first three years of the initial 6-year term of the AC/P35 permit, we have obtained a range of pertinent existing reports and open file seismic data. We have applied for a variation and suspension and extension of the permit for a period of twelve months. In the third permit year, we presently plan to shoot up to 250 km(2) of new 3D seismic survey. Should we so decide, we can elect to enter the second stage of three permit years of the initial permit term and, if warranted, drill one exploration well and perform further interpretational work. Geological evaluation of the permit is continuing. 1,750 km(2) of the previously acquired proprietary 3D seismic over AC/P35 known as the Onnia 3D Seismic Survey has been reprocessed. We are assessing the need for and possible locations of a further 3D seismic survey.

The participants in the Vulcan Joint Venture are:

                                                                   %
Auralandia NL (Operator)                                        30.0
Natural Gas Corporation Pty Ltd                                 30.0
Petrocorp Australia Pty Ltd                                     25.0
Vulcan Australia Pty Ltd                                        15.0

Nome Joint Venture (AC/P39)

     AC/P39 (granted April 7, 2006) is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we have obtained a range of existing reports and open file seismic data. We requested a 12 month suspension and extension of Year 2 in order to complete the reprocessing of 920 km(2) Onnia 3D seismic survey within the permit. The re-processing has now been completed, but was delayed because of the manpower constraints of the contractor, PGS. In the third permit year, subject to maturing the current leads to drillable prospects, we presently plan to drill one exploration well. Geological evaluation of the permit is continuing, including the assessment of risk as to whether any leads are of sufficient quality to warrant the risk and cost of drilling.

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

     Following the entering into of the transaction, but prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount in excess of book value. The settlement funds received by Alpha were incorporated in funds available to AOGC, through this wholly owned subsidiary, following completion of the Alpha purchase.

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

Browse Joint Venture

     The Browse Joint Venture, which comprises WA-332-P and WA-333-P, on March 19, 2008, applied for an 18-months suspension and extension of Year 5 of permit WA-332-P in order to acquire further new infill 2D seismic survey over potential leads in WA-332-P and to secure a drilling vessel. If granted, Year 5 of WA-332-P will end September 30, 2009.

     On March 19, 2008, the Browse Joint Venture also applied for a 12-month suspension and extension of Year 5 of the WA-333-P permit in order to allow additional time for the drilling of the Braveheart-1 well in WA-333-P. The Joint Venture has entered into a letter of intent with a drilling vessel management company, as a result of which a well is expected to be drilled on the Braveheart feature in early 2010. If granted, Year-5 of WA-333-P will end on March 31, 2010. Further extensions may be necessary.

     Our wholly owned subsidiary, Alpha, together with its joint venturers, entered into a farmout agreement with respect to WA-332-P, WA-333-P and WA-342-P ("Permits") with Gascorp Australia Pty Ltd ("Gascorp") whereby Gascorp has agreed to earn a 15% interest in each of the Permits in return for the obligation of Gascorp to expend $1,120,000 in acquiring approximately 490 line kilometres of new 2D seismic data in the Permits and in acquiring a drill site survey in order to determine a specific location to test the Braveheart prospect. The surveys provided coverage of leads within WA-332-P as well as assisting in the determination of the location of the Braveheart 1 well. As a result of this farmout, Alpha's interest in each of the three permits has reduced from 20% to 17%.

     In addition to this farmout, the participants in each of the WA-332-P and WA-333-P Permits have elected to form new 100% owned subsidiary companies and have agreed to transfer their respective interests to such wholly owned subsidiaries. Alpha has incorporated Braveheart Oil & Gas Pty Ltd as a wholly owned subsidiary to which it has assigned its residual 17% interest in each of these Permits. These transactions have been submitted to the Designated Authority (Commonwealth of Australia) for approval.

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

     While each of the two permits of the Browse Joint Venture have been offered for farmout, alternatively, the participants are considering how they might meet the funding requirements for the drilling of a well or wells, should these farmout efforts not be successful. Discussions amongst the joint venture participants have focused on the formation of a special purpose Australian company to acquire the Browse Joint Venture permits in return for a pro rata issue of shares to each of the Browse Joint Venture participants. The concept is for this special purpose company to seek equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in each of the Browse permits

Cornea Joint Venture

     The Cornea Joint Venture comprises the interests held in WA-342-P, which is adjacent to WA-332-P and WA-333-P.

     On October 22, 2007, the Browse Joint Venture lodged a request for a variation of the permit WA-342-P so that instead of drilling a well in Year-5 the permit would require geotechnical studies, while Year-6 of the permit would require the drilling of a well. If such variation of the permit is granted, then Year-6 of the permit would commence on November 28, 2009.

     The joint venture continues to carry out extensive studies as to prospectivity of the known Cornea gas/oil accumulation.

Participants in the Cornea Joint Venture are:

Hawkestone Oil Pty Ltd ((subsidiary of Exoil Limited) (Operator)         29.75%
Batavia Oil & Gas Pty Ltd                                                29.75%
Browse Petroleum Pty Ltd(subsidiary of Gascorp Australia Pty Ltd)        15.00%
Alpha Oil & Natural Gas Pty Ltd                                          17.00%
Goldsborough Energy Pty Ltd                                               8.50%

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

The participants in the National Gas Consortium are:

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

     AOGC agreed on June 15, 2006, to farmout 20% of its 100% interest in NT/P70 to NGA in return for the acquisition and funding by NGA of the cost of a new 800 line km Crocodile 2D seismic survey, subsequently acquired in the NT/P70 permit. Subsequently AOGC has agreed to transfer it's 80% interest to it's wholly owned subsidiary Alpha Oil & Natural Gas Pty Ltd.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

     Our common stock is not traded on an exchange but is quoted on the OTC Bulletin Board under the trading symbol "AOGC.OB". The prices set forth below reflect the quarterly high and low bid prices for shares of common stock for the past two years. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

         Period               High Sale or Bid           Low Sale or Bid
         --------------------------------------------------------------------
         1st Quarter 2007           $0.13                     $0.10
         2nd Quarter 2007           $0.12                     $0.10
         3rd Quarter 2007           $0.12                     $0.10
         4th Quarter 2007           $0.13                     $0.06

         1st Quarter 2008           $0.08                     $0.04
         2nd Quarter 2008           $0.06                     $0.04
         3rd Quarter 2008           $0.11                     $0.05
         4th Quarter 2008           $0.13                     $0.02

     As at December 31, 2008, there were 4 market makers in our common stock.

     As at December 31, 2008, there were approximately 216 holders of record of our common stock.

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

     On April 12, 2006, 2,000,002 shares of Common Stock were issued to acquire all the remaining shares of Alpha Oil & Natural Gas Pty Ltd pursuant to Regulation S under the Securities Act, as described below. The recipients of such shares were:

                Sellers of Alpha and Allocation of Consideration

     SELLER                          NO. OF SHARES    NO. OF SHARES        $
                                       IN ALPHA           IN AOGC
-------------------------------      -------------    -------------    --------
Natural Gas Corporation Pty Ltd        100,000            250,000        12,500
Batavia Oil & Gas Pty Ltd              100,000            250,000        12,500
National Oil & Gas Pty Ltd             500,000          1,250,002        62,500
Australis Finance Pty Ltd              100,000            250,000        12,500
                                       -------            -------        ------
TOTAL                                  800,000          2,000,002       100,000
                                       =======          =========       =======

     On April 12, 2006, 2,100,001 shares of common stock were issued to acquire all the remaining shares of Nations Natural Gas Pty Ltd pursuant to Regulation S under the Securities Act, as described below. The recipients of such shares were:

               Sellers of Nations and Allocation of Consideration

       SELLER                        NO. OF SHARES    NO. OF SHARES        $
                                        IN ALPHA          IN AOGC
-------------------------------      -------------    -------------    --------
Ernest Geoffrey Albers                   300,001          315,001        7,500
Sacrosanct Pty Ltd                       300,000          315,000        7,500
Natural Gas Corporation Pty Ltd          100,000          100,000        2,500
Batavia Oil & Gas Pty Ltd                100,000          100,000        2,500
National Oil & Gas Pty Ltd             1,100,000        1,150,000       27,500
Australis Finance Pty Ltd                100,000          120,000        2,500
                                       ---------        ---------       ------
TOTAL                                  2,000,001        2,100,001       50,000
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

     The purchase of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. The shareholders of Alpha have received 2,000,002 shares of common stock in AOGC and the payment of AUD$100,000. Prior to the agreement being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount substantially in excess of book value. The settlement funds have been received by Alpha and were incorporated in settlement funds available to AOGC through its wholly owned subsidiary, Alpha.

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

     On June 24, 2008, 3,650,000 shares of common stock were issued to Great Missenden Holdings Pty Ltd resulting from conversion of Unsecured Notes held by that company.

     On March 26, 2009, 2,400,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as an exhibit to this 2008 Form 10-K.

Share Repurchase Program
------------------------

     The Company does not maintain any stock repurchase program involving purchases of the Company's common stock by or on behalf of the Company that would require disclosure under Item 703 of the Regulation S-B.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth below is only a summary, is not necessarily indicative of results of future operations and should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.


     We derived our historical information from our audited financial statements as of December 31, 2004, 2005, 2006, 2007 and 2008 for the years ended December 31, 2004, 2005, 2006, 2007 and 2008. The historical results included below and elsewhere in this document are not indicative of our future performance.

                                            Years Ended December 31,

                                   2004    2005     2006    2007     2008
                                  -----   -----    -----   -----    -----
Operating revenues                  --       --       --      --       --
Interest expense                    --       21       34      29       17
Net income (loss)                 (100)    (606)     592    (815)    (389)
Net income (loss) per share(1)       *    (0.01)    0.02   (0.02)   (0.01)
Total assets                         2       92      737     484        9
Long-term debt                      --      250      276     305       --
Redeemable Preferred Stock          --       --       --      --       --
Cash dividends                      --       --       --      --       --

* less than $0.01 per share

     (1) Basic and fully diluted loss per share is based on the weighted average number of shares of our common stock outstanding during each year: 27,300,550 in 2004 and 27,369,021 in 2005 and 33,212,561 in 2006 and 36,467,152 in 2007 and
40,052,317 in 2008). NOTE: Basic and diluted earnings per share are the same in loss years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     General

     Australian Oil & Gas Corporation is an independent energy company focused on exploration and development of oil and natural gas reserves. Our core business is directed at the acquisition of interests in oil and gas prospects in the off-shore areas in Australia's territorial waters. Since August 2003, when current management began operating the company, we have not conducted any substantive revenue generating business operations. Management has identified opportunities in oil and gas exploration in Australia, has acquired permits authorizing the exploration for petroleum, has carried out geological and geophysical programs, including the acquisition of seismic data. It has not yet made any decision as to the company's future operations other than as disclosed elsewhere herein.

     We rely on the considerable experience in the oil and gas industry of our President, Mr. E. G. Albers, and our consultants to identify and conduct initial geological analyses of properties in which we acquire an interest. We have devoted essentially all of our resources to the identification and acquisition of large - tract oil and gas properties and seek to keep our overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven modern technologies to evaluate properties and prospects. Generally, we expect to invest in projects at different percentage levels of participation, with our intention being to spread risk and to reduce the Company's financial commitments through either farmout or sale.

     To date, together with certain other affiliated joint venturers, the Australian authorities have awarded us interests in 14 Petroleum Exploration Permits.

Liquidity and Capital Resources

     The following table reflects our working capital position at December 31, 2007 and 2008:

                                 2007                                 2008
                                 ----                                 ----
Current assets                   $484                                 $9
Current liabilities              $577                                 $392
Working capital                  $(93)                                $(383)
Current ratio                    0.84                                 0.02

     To date, in order to fund on-going administration and the cost of acquisition of interests, the Company has largely relied on infusions of cash through the advances of Great Missenden Holdings Pty Ltd, an affiliated company associated with our President, Mr.E.Geoffrey Albers. To date, we have also relied upon farmins from National Gas Australia Pty Ltd and Gascorp Australia Pty Ltd (both affiliated companies associated with Mr Albers) by way of farmout to fund a significant proportion of our preliminary seismic and associated obligations. When we require further funds, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, the interest of industry in co-participation in our programs, stock market and oil and gas market conditions. When additional funds for exploration are required, our strategy to meet our obligations by either partial sale of our interests or farm out, the latter course of action being a vital part of managements overall strategy. We would also look to further issues of stock or the promotion of new companies formed for the purpose of funding exploration within our permit interests. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

     Our cash requirements for the next 12 months to support the operations are currently assessed to be approximately $420,000. This figure includes office administration of $75,000, and payments of approximately $345,000 for exploration with respect to the Permits of the Vulcan Joint Venture, the Permits of the Browse Joint Venture and of the National Gas Consortium and NT/P70 and NT/P73. The Company has sufficient liquid capital to support its operations during the next twelve months.

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

     On February 17, 2009 the Company signed a Line of Credit agreement with Great Missenden Holdings Pty Ltd, for $250,000.


Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined by Item 303 of Regulation S-K under the Securities Act.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations, and is effective for business combinations which occur starting with the first fiscal year beginning on or after December 15, 2008.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15 (a) for an index to the Consolidated Financial Statements and supplementary financial information, which are attached hereto and incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

Management's Report on Internal Control over Financial Reporting

     The management of Australian Oil and Gas Corporation ("the Company") is responsible for (1) the preparation of the accompanying financial statements;
(2) establishing and maintaining internal controls over financial reporting; and
(3) the assessment of the effectiveness of internal control over financial reporting. The Securities and Exchange Commission defines effective internal control over financial reporting as a process designed under the supervision of the company's principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

     As of December 31, 2008, management of the Company conducted as assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B  OTHER INFORMATION.

Not applicable

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.


     Set forth below are the names of each of the executive officers of the Registrant and the position held:

         Name                       Age          Position
         ----                       ---          --------

Ernest Geoffrey Albers              64           President, Treasurer and
                                                 Director

William Ray Hill                    58           Director, Vice President

Mark Anthony Muzzin                 46           Director, Vice President

     Ernest Geoffrey Albers has been our President and Treasurer and a director since August 2003. Mr. Albers is a company director with over 30 years experience as a lawyer and administrator in Australian corporate law, petroleum exploration and resource sector investment. During this period Mr Albers has sponsored the formation of companies that have made the original Maari (Moki) oilfield discovery and development in New Zealand, the Yolla Gas/Condensate discovery in Bass Strait, the Evans Shoal gasfield discovery/ appraisal in the Timor Sea, the Oyong and Wortel gas/oil discoveries in Indonesia and the SE Gobe oilfield development in Papua New Guinea. He is a director of Australian publicly listed companies; Octanex N.L., Cue Energy Resources Ltd, Moby Oil & Gas Limited and Bass Strait Oil Company Ltd. He is a member of the Petroleum Exploration Society of Australia and a Fellow of the Institute of Directors in Australia.

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

     Mark A Muzzin was appointed a director of the Company on November 16, 2005. Mr Muzzin has had over 20 years of commercial experience and holds a B.A. degree from Latrobe University, Melbourne, Australia. His career commenced in the mid eighties for a London stock broking firm and has consulted for two of the major banks in Australia in the share custodian area. He has been involved in capital raising activities for resource companies in Australia and is a consultant for various oil and gas companies. He is President of Rocky Mountain Minerals, Inc, Strategic Energy Resources Ltd and is a director in a number of Australian private companies. Mr Muzzin is a member of the Petroleum Exploration Society of Australia.

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

Board Attendance
----------------
     The Board of Directors met five times during the year ended December 31, 2008. During 2008, each of the directors attended at least 100% of the total number of meetings of the Board of Directors. It is the Company's policy that, absent unusual or unforeseen circumstances, all of the directors are expected to attend annual meetings of stockholders.

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

Report of the Board, Acting as the Audit Committee
--------------------------------------------------
     The Board of Directors, acting as the Audit Committee, has prepared the following report for inclusion in this Annual Report. The Board has the responsibility for reviewing the Company's accounting practices, internal accounting controls and financial results and is responsible for the engagement of the Company's independent auditors. The Board met five times in 2008 and has reviewed and discussed the audited financial statements with the Company's management.

     The Board has discussed with the independent auditors the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU
Section 380), as may be modified or supplemented.

     The Board has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent auditors the independent auditors' independence.

     Based on the review and discussions referred to in the foregoing three paragraphs, the Board of Directors determined that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the Securities and Exchange Commission.

                                                 E. Geoffrey Albers
                                                 Mark A. Muzzin
                                                 W. Ray Hill

Dated:  March 30, 2009

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

     The Company will provide to any person without charge, upon request, a copy of such code of ethics. The Code is available by written request to the Company at its address Level 21, 500 Collins Street, Melbourne, Victoria, Australia or by email to admin@ausoil.com.

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

ITEM 11. EXECUTIVE COMPENSATION

     Compensation awarded to, earned by, or paid to our sole executive officer whose compensation exceeded $100,000.

Summary Compensation Table for 2008

Name and Principal Position        Year     Salary   Stock Awards    Total
                                            ($)      ($) *           ($)
---------------------------        ----     ------   ------------    --------
E.G. Albers                        2008     NIL      $127,000        $127,000
(CEO)
President and Treasurer
                                   2007     NIL      $90,000         $90,000

*    This amount is the SFAS 123(R) grant date fair value of the shares issued.

     All other tables regarding executive officer compensation have been omitted as inapplicable.

     Our directors are not compensated for their service on the Board.

Compensation Committee Interlocks and Insider Participation

     We have no compensation committee or another board committee performing equivalent functions. Each of the current members of the Board, being Messrs. Albers, Muzzin and Hill has participated in deliberations of the Board concerning executive officer compensation.

Compensation Committee Report

     Given that no compensation has been paid to our directors and executive officers in our 2008 fiscal year, our Board of Directors has not reviewed or discussed the Compensation Discussion and Analysis set forth in Item 402(b) of Regulation S-K under the Securities Act with management; and has not recommended that such Compensation Discussion and Analysis be included in our Annual Report or proxy statement. This disclosure is being made by all members of our Board, being Messrs. Geoffrey Albers, Mark Muzzin, and William Ray Hill.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 31, 2008, certain information with respect to the beneficial ownership of shares of common stock by (i) any officer of our company, (ii) each director of our company, (iii) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, and (iv) our directors and executive officers as a group.

                                       Number
Beneficial Owner                    of Shares (1)      Percent of Class (2)
----------------                    -------------      --------------------

Ernest Geoffrey Albers (3)             28,711,782             69.94

William Ray Hill                          100,000             0.024

Mark Anthony Muzzin                             0                 0

All executive officers and             28,811,782             70.18%
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

(2) Percentages are based upon the total 41,050,531 outstanding shares of Common Stock at December 31, 2008, combined with the number of shares of Common Stock beneficially owned by each person or entity.

(3) Includes shares of common stock registered in the names of Mr. Albers' family members and affiliates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     Set forth below is information regarding transactions involving the Company and executive officers, directors and significant shareholders of the Company during the most recent fiscal year and for the prior fiscal year.

     Some of our directors and officers are engaged in various aspects of oil and gas exploration and development for their own account and through other entities in which they are directors and or shareholders. Furthermore, as described in this Item 13, certain of our directors and officers are involved in transactions with the Company. We have no policy prohibiting, nor does our Certificate of Incorporation prohibit, transactions between the Company and our officers and directors. We may enter into cost-sharing arrangements with respect to geological investigations, seismic acquisition and drilling of our properties. Directors and officers may participate, from time to time, in these arrangements and such transactions may be on a non-promoted basis (actual costs), or on a promoted basis, but must be approved by a majority of the disinterested directors of the Board of Directors.

     With respect to Mr E.G. Albers, President, Treasurer and a director of AOGC and each of its subsidiaries including Alpha, Nations, Vulcan and Braveheart, transactions were entered into, in relation to:

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

     For the year ended December 31, 2008, and the year ended December 31, 2007, respectively Great Missenden Holdings Pty Ltd charged $17,067 and $28,722 for interest on all advances during the year


        * Setright Oil & Gas Pty Ltd: Mr Albers is a director and shareholder of Setright Oil & Gas Pty Ltd. For the year ended December 31, 2008, and the year ended December 31, 2007, respectively, Setright Oil & Gas Pty Ltd charged the Company $54,951 and $65,625 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock. AOGC's subsidiaries have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

        * Oliver, Vulcan and Nome Joint Ventures: Mr. Albers is a director and shareholder in the joint venture participants with Vulcan Australia Pty Ltd (Vulcan) with regard to exploration permit ACP/33, ACP/35 and AC/P39; namely Petrocorp Australia Pty Ltd, Natural Gas Corporation Pty Ltd and Auralandia N.L. Mr Muzzin is a shareholder in Auralandia N.L. As a result of incurring expenditures, the predecessor in title to Petrocorp Australia Pty Ltd earned an aggregate 25% interest in each of AC/P33, AC/P35 and AC/P39 (Vulcan Joint Venture), 5% of which was earned from AOGC subsidiary, Alpha (predecessor I title to Vendor).

        * Browse Joint Venture (Braveheart): With regard to the Browse Joint Venture, Mr. Albers is a director and shareholder in each of Browse Petroleum Pty Ltd, Braveheart Petroleum Pty Ltd and Exoil Limited, the parent of Braveheart Resources Pty Ltd. He is a major shareholder in the parent of Braveheart Energy Pty Ltd. All of these companies are the holders of the Browse (Braveheart) Joint Venture.

        * Cornea Joint Venture: With regard to the Cornea Joint Venture,
Mr. Albers is a director and shareholder in each of Browse Petroleum Pty Ltd, Batavia Oil & Gas Pty Ltd and Exoil Limited, the parent of Hawkestone Oil Pty Ltd. He is a major shareholder in the parent of Goldsborough Energy Pty Ltd. All of these companies are the holders of the Cornea Joint Venture.

         * National Gas Consortium. With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd. Expenditure incurred by National Gas Australia Pty Ltd has resulted in National Gas Australia Pty Ltd earning an aggregate 30% interest in each of NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72, (National Gas Consortium), of which 9% was earned from Nations.

         * NT/P70 Joint Venture. With regard to the NT/P70 Joint Venture, Mr Albers is a director and shareholder in National Gas Australia Pty Ltd. Expenditure incurred during a prior period by National Gas Australia Pty Ltd (in which Mr E.G. Albers is the sole shareholder and sole director) in relation to the acquisition of the 795 line km Crocodile 2D Seismic Survey is in the order of $950,000. As a result of this expenditure, National Gas Australia Pty Ltd earned a 20% interest in NT/P70 from AOGC.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)  Audit Fees

     Our principal accountant, Demetrius & Company L.L.C., billed us aggregate fees in the amounts of approximately $11,100 and $34,000 respectively for the fiscal years ended 2008 and 2007. These amounts were billed for professional services that Demetrius & Company, L.L.C. provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years. An additional $23,000 was accrued at December 31, 2008 for services relating to the audit of the Form 10-K annual report.

(b)  Audit - Related Fees

     There were no fees billed to us for the fiscal year ended December 31, 2008 for assurance and other services related to the performance of the audit or review of our financial statements.

(c)  Tax Fees

     We paid $3,800 in tax fees for the fiscal year ended December 31, 2008 for tax compliance, tax advice, and tax planning. For the year ended December 31, 2007, $5,000 was paid for tax compliance, tax advice and tax planning.

(d)  All Other Fees

     There were no other fees billed to us for the fiscal year ended December 31, 2008.

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

     The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Demetrius & Company LLC performing our audit for the 2007 and 2008 fiscal years.

     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

     Percentage of total fees paid to Demetrius & Company LLC
     Fiscal Year 2008

         Audit fees                         90%
         Audit-related fees                 Nil
         Tax fees                           10%
         All other fees                     Nil

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)

1.   Index to Consolidated Financial Statements

     The following Consolidated Financial Statements are filed as part of this annual report on Form 10-K:

     Report of Independent Registered Public Accounting Firm              F1

     Consolidated Balance Sheets--December 31, 2008 and 2007              F2

     Consolidated Statements of Operations--Years Ended
      December 31, 2008 and 2007                                          F4

     Consolidated Statements of Stockholders' Equity--From inception
      (August 6, 2003) through to December 31, 2008                       F6

     Consolidated Statements of Cash Flows--Years ended
      December 31, 2008, 2007 and 2006                                    F7

     Notes to Consolidated Financial Statements                         F8-F14


2.   Financial Statement Schedules

     Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

3.   Exhibits


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

 10.8 Deed of Re-appointment between the Company and E.G. Albers, dated February 17, 2009 (incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

 10.9 Agreement between the Company and Great Missenden Holdings Pty Ltd, regarding $250,000 Line of Credit, dated February 17, 2009 (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
               2008).*

 10.10 Series III Convertible Unsecured Note held by Great Missenden Holdings Pty Ltd.*

 10.11          Agreement between the Company and E.G. Albers regarding the
               Acquisition of Shares and Compliance with U.S. Securities Law, dated February 17, 2009 (incorporated by reference from Exhibit
               10.11 to the Company's annual report on Form 10-K for the year ended December 31, 2008).*

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

 21            List of Subsidiaries of Australian Oil & Gas Corporation. *

 24.1          Certification of Secretary with respect to power of attorney. *

 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *

 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*  Filed herewith

(b)  Not applicable.

(c)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Name                         Title                             Date
----------------------       ------------------------------    ----------------------

/s/ E. Geoffrey Albers       President, Treasurer, Chief       30th day of March 2009
----------------------       Financial Officer and Director
E. Geoffrey Albers


/s/ Mark A Muzzin            Director, Vice President          30th day of March 2009
------------------
Mark A Muzzin


/s/ W. Ray Hill              Director, Vice President          30th day of March 2009
------------------
W. Ray Hill


FINANCIAL STATEMENTS

Table of Contents

       Audit Report of Independent Registered Accountant

       Consolidated Balance sheets - as at December 31, 2008 and 2007

       Consolidated Statements of Operations for the twelve months ended December 31, 2008 and 2007 and for the period from inception (August 6, 2003) to December 31, 2008.

       Consolidated Statements of Changes in Stockholders' Equity And Comprehensive Income for the period from inception (August 6, 2003) to December 31, 2008

       Consolidated Statements of Cash Flows for the twelve months ended December 31, 2008 and 2007 and for the period from inception (August 6, 2003) to December 31, 2008.

       Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Australian Oil & Gas Corporation (An Exploration Stage Enterprise)

We have audited the accompanying consolidated balance sheet of Australian Oil & Gas Corporation and subsidiaries (An Exploration Stage Enterprise) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended and the period from inception (August 6, 2003) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Oil & Gas Corporation and subsidiaries (An Exploration Stage Enterprise) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years then ended and for the period from inception (August 6, 2003) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.


/s/ Demetrius & Company, L.L.C.
-------------------------------
Wayne, New Jersey
March 30, 2009

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)


                           CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)                                                12/31/08  12/31/07


ASSETS                                                                              $         $
Current assets:

Cash and cash equivalents                                                           8       484
Receivables                                                                         1        --
                                                                               ------    ------
       Total Current Assets                                                         9       484
                                                                               ------    ------

Total Assets                                                                        9       484
                                                                               ======    ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Accounts payable and accrued expenses                                      214       574
       Accounts payable to director related entities (Note 6)                     178         2
       Income tax expense payable                                                  --         1
                                                                               ------    ------
       Total Current Liabilities                                                  392       577
                                                                               ------    ------

Non-Current liabilities:

       Convertible Notes (Note 5)                                                  --       305
                                                                               ------    ------
Total Liabilities                                                                 392       882
                                                                               ======    ======

Stockholders' Equity


Common stock, $0.001 par value; 75,000,000 shares authorized, Issued shares,
       43,450,531 at December 31, 2008 and 37, 400,531 at December 31, 2007;
       Outstanding shares, 41,050,531 at
       December 31, 2008 and 37,400,531 December 31, 2007. (Note 8)                33        30
       Capital in excess of par value                                           2,519     2,210
       Accumulated other Comprehensive Income                                     316       224
       Deficit accumulated during the exploration stage                        (3,251)   (2,862)
                                                                               ------    ------
       Total Stockholders' Equity                                                (383)     (398)
                                                                               ------    ------

       Total Liabilities and Stockholders' Equity                                   9       484
                                                                               ======    ======

        The accompanying notes are an integral part of these consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  CONSOLIDATED STATEMENTS OF OPERATIONS For the
                 twelve months ended December 31, 2008 and 2007
     and for the period from inception (August 6, 2003) to December 31, 2008

(Dollar amounts in thousands)

                                                      For the twelve  For the twelve           From
                                                        months ended    months ended   inception to
                                                        Dec 31, 2008    Dec 31, 2007    Aug 6, 2003
                                                                   $               $              $
                                                         -----------     -----------    -----------
Expenses
    Exploration                                                  499             652          1,810
    General and administrative                                   191             267          1,029
    Merger and reorganization                                     --              --            249
                                                         -----------     -----------    -----------
    Total operating expenses                                     690             919          3,088
                                                         -----------     -----------    -----------
Loss before other income and expense                            (690)           (919)        (3,088)


Other Income and (Expense)
    Gain on transfer of interest in tenement (Note 12)           389              --         1, 650
    Write down of investments                                     --              --         (1,759)
    Currency exchange gain/(loss)                                (78)            106              8
    Interest income                                                7              27             63
    Interest expense                                             (17)            (29)          (101)
                                                         -----------     -----------    -----------
Profit/ (loss) before income tax                                (389)           (815)        (3,227)

Income tax provision                                              --              --             24
                                                         -----------     -----------    -----------
Net Profit/(loss)                                               (389)           (815)        (3,251)
                                                         ===========     ===========    ===========


Profit/(loss) per Common Share:
Net profit/(loss)                                        $     (0.01)    $     (0.02)   $     (0.10)

Weighted average common share used in calculation         40,052,317      36,467,152     32,370,752
                                                         ===========     ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
      For the period from inception (August 6, 2003) to December 31, 2008

(Dollar amounts in thousands)


                                                                                                        Deficit
                                                                                     Accumulated    Accumulated
                                                   Common stock         Capital in         Other         during
                                                                         excess of Comprehensive    exploration       Total
                                                 Shares      Amount      par value        Income          stage      Equity
                                                                  $              $             $              $           $
                                            -----------    --------    -----------   -----------    -----------    --------
Issuance of common stock:

Combination of Controlled Entities                   --       1,560             --            --             --       1,560

To holders of unsecured claims against
Synergy Technology Corporation                3,000,000          --             --            --             --          --

To equity holders of Synergy Technology
Corporation                                   4,800,528          --             --            --             --          --

To the Plan Funder to fund the
Plan of Reorganization                       19,500,000          20             55            --             --          75

Loss from operations                                 --          --             --            --           (184)       (184)
                                            -----------    --------    -----------   -----------    -----------    --------
    Balance, December 31, 2003               27,300,528       1,580             55            --           (184)      1,451

Loss from operations                                 --          --             --            --         (1,849)     (1,849)
Foreign currency translation adjustment              --          --             --           195             --         195
                                            -----------    --------    -----------   -----------    -----------    --------

    Balance, December 31, 2004               27,300,528       1,580             55           195         (2,033)       (203)

To the Chairman as compensation               2,500,000           2            248            --             --         250
Shares issued external to combined group
previously held within the combined group            --          65             --            --             --          65
Loss from operations                               (606)       (606)
Foreign currency translation adjustment              --          --             --            48             --          48
                                            -----------    --------    -----------   -----------    -----------    --------
    Balance, December 31, 2005               29,800,528       1,647            303           243         (2,639)       (446)

To the Chairman as compensation               2,000,000           2            198            --             --         200

Profit from operations                               --          --             --            --            592         592
Acquisition of entities subject
   to common control                                 --      (1,621)         1,621            --             --
Foreign currency translation adjustment              --          --             --            17             --          17
                                            -----------    --------    -----------   -----------    -----------    --------

    Balance , December 31, 2006              35,900,531          28          2,122           260         (2,047)        363

To the Chairman as compensation (Note 8)      1,500,000           2             88            --             --          90
Loss from operations                                 --          --             --            --           (815)       (815)
Foreign currency translation adjustment              --          --             --           (36)            --         (36)
                                            -----------    --------    -----------   -----------    -----------    --------

    Balance, December 31, 2007               37,400,531          30          2,210           224         (2,862)       (398)


        The accompanying notes are an integral part of these consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (Continued)
      For the period from inception (August 6, 2003) to December 31, 2008

Conversion of Notes (Note 5)                  3,650,000          3             309            --             --         312
Loss from operations                                 --         --              --            --           (389)       (389)
Foreign currency translation adjustment              --         --              --            92             --          92
                                            -----------    --------    -----------   -----------    -----------    --------

    Balance, December 31, 2008               41,050,531         33           2,519           316         (3,251)       (383)
                                            ===========    ========    ===========   ===========    ===========    ========






        The accompanying notes are an integral part of these consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the twelve months ended December 31, 2008 and 2007
       and Cumulative from inception (August 6, 2003) to December 31, 2008

(Dollar amounts in thousands)
                                                                       Dec 31,   Dec 31,       From
                                                                         2008      2007   inception
                                                                            $         $           $
                                                                       ------    ------   ---------
Cash flows from operating activities:

Net profit/(loss)                                                        (389)     (815)     (3,251)

 Adjustments to reconcile net profit/(loss) to
    net cash used in operating activities:
Adjustments for non-cash items:
    Compensation expense                                                  127        90         667
    Currency exchange (gain)/loss                                         171      (116)         75
    Write down of investment                                               --        --       1,759
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                                   7        29         100
    Gain on transfer of interest in tenement (Note 12)                   (389)       --      (1,650)
Change in assets and liabilities
    Increase (decrease) in accounts payable                               (60)      512         506
    Increase (decrease)  in tax payable                                    (1)      (34)         (9)
    (Increase) decrease in accounts receivable                             (1)        2          82
    Decrease in exploration assets                                         --        --          --
                                                                       ------    ------      ------
    Net cash used in operating activities                                (535)     (332)     (1,721)
                                                                       ------    ------      ------

Cash flows from financing activities:

    Proceeds from the sale of Common stock - net                           --        --          75
    Proceeds from advance from director-related entities                   59        --         384
    Repayment of advance from director-related entities                    --        --         (73)
                                                                       ------    ------      ------
    Net cash (used in) provided by financing activities                    59        --         386
                                                                       ------    ------      ------
Cash flows from investing activities:

    Proceeds from sale of tenement                                         --        --       1,261
                                                                       ------    ------      ------
    Net cash provided investing activities                                 --        --       1,261
                                                                       ------    ------      ------

Increase (decrease) in cash                                              (476)     (332)        (74)
Cash and cash equivalents at beginning of period                          484       734          --
Effect of currency exchange rate fluctuations on cash held                 --        82          82
                                                                       ------    ------      ------
Cash and cash equivalents at end of period                                  8       484           8
                                                                       ======    ======      ======
Supplementary disclosure of non-cash financing activities.

- Issuance of Stock for compensation and settlement of advances           312        90         852
- Administration Fees charged by Setright Oil & Gas Pty Ltd (Note 5)       55        66         218
- Interest charged by Great Missenden Holdings Pty Ltd (Note 5)            17        29         105
- Gain on transfer  of interest in tenement (Note 12)                     389        --       1,650



        The accompanying notes are an integral part of these consolidated financial statements.

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

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

     Per Note 12, Alpha Oil & Natural Gas Pty Ltd itself now has two wholly owned Australian subsidiaries, Vulcan Australia Pty Ltd (which now holds the joint venture interest in the Vulcan Joint Ventures) and Braveheart Oil & Gas Pty Ltd (which now holds the joint venture interest in the Browse Joint Venture).

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

Recently issued Accounting Standards not adopted as of December 31, 2008

     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), "Business Combinations" and No. 160 "Non controlling Interests in Consolidated Financial Statements". These statements provide new accounting guidance and disclosure requirements for business combinations, and is effective for business combinations which occur starting with the first fiscal year beginning on or after December 15, 2008. In management's opinion, the adoption of SFAS 141(R) and 160 are not expected to have a significant impact on the Company's results of operations, cashflows or financial position.


NOTE 3:   INCOME TAXES

     As of December 31, 2008 and December 31, 2007 respectively, the Company had a U.S. Federal net operating loss carryforward of approximately $846,000 and $856,000 which will expire commencing 2017 through 2025, if not utilized.

     Management of the Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the net operating losses due to various changes in ownership over the past years.

                                                                     $
                                                                ----------
                Operating loss carried                            287,640
                forwards
                Less : Valuation Allowance                       (287,640)
                                                                ----------
                Net Deferred Tax Assets                               --
                                                                ==========

     As described in Note 2, the Company adopted FIN 48 on January 1, 2007, which prescribes treatment of "unrecognized tax positions", and requires measurement and disclosure of such amounts. At both January 1, 2008 and December 31, 2008, the Company had no material unrecognized tax benefits.


NOTE 4:   BASIC LOSS PER COMMON SHARE

     Basic loss per common share is based on the weighted average number of shares of common stock issued from inception to December 31, 2008.


NOTE 5    RELATED PARTY TRANSACTIONS

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

     For the year ended December 31, 2008, and the year ended December 31, 2007, respectively Great Missenden Holdings Pty Ltd charged $17,067 and $28,722 for interest on all advances during the year

     We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

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

     Mr Albers is a director and shareholder of Setright Oil & Gas Pty Ltd. For the year ended December 31, 2008, and the year ended December 31, 2007, respectively, Setright Oil & Gas Pty Ltd charged the Company $54,951 and $65,625 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock. AOGC's subsidiaries have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

NOTE 6:  LIABILITIES TO DIRECTOR RELATED ENTITIES

     At December 31, 2008, the Company recorded a liability to Setright Oil & Gas Pty Ltd of $2,390.

     In anticipation of a line of credit agreement being signed between Great Missenden Holdings Pty Ltd and AOGC funds of $58,875 were advanced to AOGC in October 2008. From a balance remaining payable to Great Missenden Holdings after the issue of shares on the convertible notes, the advance made on October 2008 and interest payable on these two items the liability to Great Missenden Holdings at December 31, 2008 is $87,140

     At December 31, 2008, the Company recorded a liability to National Gas Australia Pty Ltd of $88,903.

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

     o On June 24, 2008, 3,650,000 shares of Common Stock were issued to Great Missenden Holdings Pty Ltd to settle the Series I and Series II Convertible (See Note 5).

     o On March 26, 2009, 2,400,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to this 2008 Form 10-K. (See Note 13)


NOTE 8:   COMMON STOCK ISSUED TO EG ALBERS

         At December 31, 2008, 2,400,000 shares included in issued and outstanding shares of 43,450,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares were used to compensate Mr Albers and were issued on March 26, 2009. (See
Note 13)

NOTE 9:  COMPREHENSIVE INCOME

     Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

     The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is Australian dollars. The comprehensive income of $315,475 disclosed in the consolidated balance sheet is the foreign currency exchange gain on converting the subsidiaries' balance sheets and income statements to US dollars for consolidation purposes.

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

NOTE 11:   GAIN ON TRANSFER OF INTEREST IN EXPLORATION TENEMENT

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

NOTE 12:    REARRANGEMENT OF JOINT VENTURES

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

NOTE 12:    SUBSEQUENT EVENTS

     On February 17, 2009, the Company signed an agreement with Great Missenden Holdings Pty Ltd for a $250,000 Line of Credit. If utilized, settlement will be by way of Series III Convertible Unsecured Notes of $1,000 each with an interest of 12% per annum and shall be repayable by the Company by December 31, 2012.

     On March 26, 2009, 2,400,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to this 2008 Form 10-K.