Form 10-Q
period 2009-03-31
AUSTRALIAN OIL & GAS CORP
filed 2009-05-14
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

     Large accelerated filer [_]                  Accelerated filer [_]
     Non-accelerated   filer  [_]                 Smaller  reporting company [x]
Do  not  check  if  a  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

43,450,531 shares of common stock, $0.001 par value, as of May 14, 2009.

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION
                        (an exploration stage enterprise)

                 For the Quarterly Period Ended: March 31, 2009


                          Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

          Consolidated Balance Sheets as at March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

          Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited), and for the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2009 (Unaudited)

          Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2009 (Unaudited)

          Notes to Financial Statements (Unaudited)


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


Item 6. Exhibits.


Signatures


Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                           CONSOLIDATED BALANCE SHEETS



(Dollar amounts in thousands)                                                Mar. 31, 2009   Dec. 31, 2008
                                                                                (Unaudited)       (Audited)
                                                                                         $               $
                                                                              ------------    ------------
                                     ASSETS
Current assets:
       Cash and cash equivalents                                                         7               8
       Receivables                                                                       1               1
                                                                              ------------    ------------
       Total Current Assets                                                              8               9
                                                                              ------------    ------------
Total Assets                                                                             8               9
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses (Note 4)                                  197             214
       Accounts payable to director related entities                                   186             178
                                                                              ------------    ------------
       Total Current Liabilities                                                       383             392
                                                                              ------------    ------------

                                                                              ------------    ------------
Total Liabilities                                                                      383             392
                                                                              ============    ============

Stockholders' Equity

Common stock, $0.001 par value;75,000,000 shares authorized, Issued shares,
       44,000,531 at March 31, 2009 and 43, 450,531 at December 31, 2008;
       Outstanding shares, 43,450,531 at
       March 31, 2009 and 41,050,531 at December 31, 2008. (Note 5)                     35              33
       Capital in excess of par value                                                2,644           2,519
       Accumulated other Comprehensive Income                                          300             316
       Deficit accumulated during the exploration stage                             (3,354)         (3,251)
                                                                              ------------    ------------
       Total Stockholders' Equity                                                     (375)           (383)
                                                                              ------------    ------------

       Total Liabilities and Stockholders' Equity                                        8               9
                                                                              ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2009 and 2008
      and for the period from inception (August 6, 2003) to March 31, 2009

(Dollar amounts in thousands)
                                                  For the three  For the three           From
                                                   months ended   months ended   inception to
                                                   Mar 31, 2009   Mar 31, 2008   Mar 31, 2009
                                                              $              $              $
                                                    -----------    -----------    -----------
Expenses
    Exploration                                              68            157          1,878
    General and administrative                               31             32          1,060
    Merger and reorganization                                --             --            249
                                                    -----------    -----------    -----------
    Total operating expenses                                 99            189          3,187
                                                    -----------    -----------    -----------
Loss before other income                                    (99)          (189)        (3,187)
                                                    -----------    -----------    -----------

Other Income (Expense)
    Income from sale of tenement                             --             --          1,650
    Write down of investments                                --             --         (1,759)
    Currency exchange gain / (loss)                          (2)            14              6
    Interest income                                          --              5             63
    Interest expense                                         (2)            (8)          (103)
                                                    -----------    -----------    -----------
Loss before provision for income tax                       (103)          (178)        (3,330)

Income tax provision                                         --             --             24
                                                    -----------    -----------    -----------
Net Loss                                                   (103)          (178)        (3,354)
                                                    ===========    ===========    ===========


Loss per Common Share:
Basic & Diluted                                     $     (0.00)   $     (0.01)   $     (0.10)

Weighted average common share used in calculation    43,456,575     37,406,026     32,852,744
                                                    ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2009 and 2008
        and Cumulative from inception (August 6, 2003) to March 31, 2009

(Dollar amounts in thousands - except per share data)
                                                             For the three  For the three           From
                                                              months ended   months ended   inception to
                                                              Mar 31, 2009   Mar 31, 2008   Mar 31, 2009
                                                                         $              $              $
                                                             -------------  -------------   ------------
Cash flows from operating activities:
Net profit / (loss)                                                   (103)          (178)        (3,354)
 Adjustments to reconcile net profit/(loss) to net cash
    used in operating activities:
Adjustments for non-cash items
    Compensation expense                                                28             20            695
     Currency exchange loss/(gain)                                     (12)           (40)            63
     Write down of investment                                           --             --          1,759
     Issuance of Convertible Note in lieu of repayment of
     advances from director related entity                              --              7            100
     Gain on transfer of interest in tenement                           --             --         (1,650)
Change in assets and liabilities:
    Increase/(decrease) in accounts payable                             86             15            592
    Increase /(decrease) in income tax payable                          --             (1)            (9)
    Decrease in exploration assets                                      --             --             --
    Decrease/(increase) in accounts receivable                          --             --             82
                                                                ----------     ----------     ----------

    Net cash used in operating activities                               (1)          (177)        (1,722)
                                                                ----------     ----------     ----------
Cash flows from financing activities:
Proceeds from advance from director-related entities                    --              2             75
Repayment of advance from director-related entities                     --             --            384
Proceeds from the sale of Common stock - net                            --             --            (73)
                                                                ----------     ----------     ----------

Net cash (used in)/ provided by financing activities                    --              2            386
                                                                ----------     ----------     ----------

Cash flows from investing activities:
Proceeds from sale of tenement                                          --             --          1,261
                                                                ----------     ----------     ----------

Net cash provided by investing activities                               --             --          1,261
                                                                ----------     ----------     ----------

Increase/ (decrease) in cash                                            (1)          (175)           (75)
Cash at beginning of period                                              8            484             --
Effect of currency exchange rate fluctuations on cash held              --             12             82
                                                                ----------     ----------     ----------

Cash at end of period                                                    7            321              7
                                                                ==========     ==========     ==========
Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd                6              9            214
Interest charged by Great Missenden Holdings Pty Ltd                     2              8            107
Issuance of Stock for compensation and settlement of advances          126             --            979
Gain on transfer of interest in tenement                                --             --          1,650


   The accompanying notes are an integral part of these consolidated financial statements

                       Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Alpha Oil & Natural Gas Pty Ltd itself has two wholly owned Australian subsidiaries, Vulcan Australia Pty Ltd (which holds the joint venture interest in the Vulcan Joint Ventures) and Braveheart Oil & Gas Pty Ltd (which holds the joint venture interest in the Browse Joint Venture).

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

Great Missenden Holdings Pty Ltd charged $1,538 for interest on all advances during the quarter. Setright Oil & Gas Pty Ltd charged the Company $5,966 during the quarter for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately.

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

Mr. Mark A Muzzin, a director and Vice-President of AOGC, is a shareholder in Exoil Limited, the parent of Hawkestone Oil Pty Ltd.

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

The Company entered into a new agreement on February 17, 2009 with Mr. Albers to secure his services on a part-time basis for a new 4-year period, with a commencement date effective from January 1, 2008 ending December 31, 2011. As the Company's cash resources were limited, the board has again agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, the Company issued 2,400,000 shares of Common Stock to Mr. Albers on March 26, 2009 for his services in relation to the period from January 1, 2008 to December 31, 2008. A further 2,200,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2009 to December 31, 2009 A further 2,000,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2010 to December 31, 2010. A further 1800,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2011 to December 31, 2012.

Note 4: Current Liabilities

At March 31, 2009 the accounts payable balance includes $27,500 for remuneration due to Mr Albers for his services.

Note 5:  Issued Shares

At March 31, 2009, 550,000 shares included in issued and outstanding shares of 44,000,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares will be used to compensate Mr Albers and will be issued in the quarter ending March 31 2010 (See
Note 4).

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is the Australian dollar. The comprehensive income of $300,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries' financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7: Subsequent Events

On April 3, 2009 the company's Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd sold a 35% interest in NT/P73 to Gascorp Australia Pty Ltd (Gascorp) for $249,935 (AUD$350,000) on the following basis:

(1) A put option granted by Alpha to enable Gascorp to sell the interest back to Alpha within 3 years for: (i) an amount equivalent to AUD$350,000 plus interest at l% per month; and (ii) a royalty of l% with respect to the 30% permit interest.

(2) An option from Alpha to Gascorp to enable Gascorp to increase its interest in NT/P73 by l5% to 50% by expending a further $196,377 (AUD$275,000) (on behalf of Alpha's remaining 65%) in relation to exploration in NT/P73.

Gascorp Australia Pty Ltd is an affiliate company of Mr. EG Albers.
The NT/P73 permit has been offered for farmout, with a number of international companies considering the acreage.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

References in this report to "the Company", "AOGC", "we", "us", or "our" are intended to refer to Australian Oil & Gas Corporation. This quarterly report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the United Stated Securities Exchange Act of 1934, as amended. Readers of this quarterly report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

Plan of Operation
-----------------

General.    Australian Oil & Gas Corporation is an independent energy company focused on the acquisition of petroleum exploration permits in the offshore areas adjacent to Australia and exploration for oil and natural gas resources within the area of those permits. We rely on the considerable experience in the oil and gas industry of our President, Mr. E. Geoffrey Albers, together with our consultants, in order to identify and conduct initial analyses of permits in which we may acquire an interest.

Strategy.    We devote essentially all of our resources to the identification of large-tract exploration permits in their early stages of exploration. We attempt to focus on areas where we consider that there is the potential for a high impact outcome for the Company, in the event of exploration success. We plan to advance the prospectivity of these acreages largely through the application of geological and geophysical expertise and through the provision of new 2D and 3D seismic surveys. We seek to keep our capital outlays and overheads at a minimum level by farming out exploration costs and by retaining selected consultants, contractors and service companies. We generally use proven technologies in evaluating the prospectivity of our oil and gas properties. We expect to invest in projects at different percentage levels of participation, including up to 100% ownership. We plan to maintain as high a participation as can be prudently managed in the early stages of a project. We focus on areas considered to have speculative near term potential for oil discovery or medium term potential for gas discovery. An important part of our strategy is to select prospective acreage which, at the seismic or drilling stage, can be farmed out and/or developed in conjunction with other, preferably larger more financially robust petroleum industry participants, so as to reduce exploration risk (which is high) and minimize our financial outlay requirements. We attempt to do so, wherever possible, through promoted transactions. Our overall intention is to provide maximum leverage for shareholders at minimal cost, in return for the extremely high risk activities that we undertake. The funding of our exploration programs is an on-going challenge.

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

Permitting.   It should be noted that Australian offshore petroleum permits are initially granted for a term of 6 years, pursuant to the Offshore Petroleum Act, 2006 (Commonwealth). Provided all exploration commitments are met, petroleum exploration permits may be renewed for two consecutive 5-year terms, with relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished. Permits therefore, have a potential 16-year life, subject to these requirements and to the fulfillment of exploration commitments.

Management.   The Company relies upon its Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, to manage the Company's operations and to identify and acquire interests in oil and gas prospects. The Company previously entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005. As the Company's cash resources are limited, the board agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. On February 17, 2009 the Company signed a new four-year contract with Mr. Albers ("the Director") with respect to the continuation of his services for a further period effective from January 1, 2008 to 31 December 2011, on terms which include the following:

(i) by the Company issuing to the Director or, at the election of the Director, to the Trustee of the Fund, Common Stock in lieu of cash payments. Specifically, during the first quarter of 2009, the Company will issue 2,400,000 shares of Common Stock for his services in relation to the period from 1 January 2008 to 31 December 2008. These shares were issued March, 26, 2009.

(ii) by the Company issuing to the Director or, at the election of the Director, to the Trustee of the Fund, Common Stock in lieu of cash payments. Specifically, during the fourth quarter of 2009, the Company will issue 2,200,000 shares of Common Stock for his services in relation to the period from 1 January 2009 to 31 December 2009.

(iii) by the Company issuing to the Director or, at the election of the Director, to the Trustee of the Fund, Common Stock in lieu of cash payments. Specifically, during each the fourth quarter of 2010, the Company will issue 2,000,000 shares of Common Stock for his services in relation to the period from 1 January 2010 to 31 December 2010.

(iv) by the Company issuing to the Director or, at the election of the Director, to the Trustee of the Fund, Common Stock in lieu of cash payments. Specifically, during the fourth quarter of 2011, the Company will issue 1,800,000 shares of Common Stock for his services in relation to the period from 1 January 2011 to 31 December 2011.


Working Capital.   Funding As an exploration stage enterprise, the Company has and continues to rely on capital infusions through the advances of Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will draw down further advances to enable it to meet its administrative costs and expenditure requirements in developing its portfolio of oil and gas interests.

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

Our wholly owned subsidiary, Alpha, has established a wholly owned subsidiary named Vulcan Australia Pty Ltd ("Vulcan") and has transferred its interests in each of its Timor Sea permits, AC/P33, AC/P35 and AC/P39 to Vulcan. NGA has transferred its interests to its wholly owned subsidiary Petrocorp Australia Pty Ltd.

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

The Company is considering how it might meet future funding requirements of its subsidiary Vulcan, with respect to funding of any Oliver development. Discussions amongst the non-Stuart joint venture participants has focused on the concept of each of the participants, other than the operator Stuart and other than Auralandia, selling their interest in each of the Vulcan Sub-basin permits to Auralandia or another jointly sponsored company in return for an appropriate pro rate issue of shares. Auralandia has signified that it is open to proposals which would see it as the corporate vehicle for unifying 50% of the interests in this manner. The Company is investigating this concept and plans to participate, pending further investigations and finalization in an appropriate commercial arrangement. Capital would thus be required by the entity for further appraisal and development drilling and development of Oliver following satisfaction of the Stuart farmin terms, but would relieve the Company of any direct cost commitment to any of the Vulcan Sub-basin permits (AC/P33, AC/P35 and AC/P39).

Vulcan Joint Venture (AC/P35)

AC/P35 (granted October 18, 2005) is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totalling approximately 3,410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. During the first three years of the initial 6-year term of the AC/P35 permit, we have obtained a range of pertinent existing reports and open file seismic data. We have applied for a variation and suspension and extension of the permit for a period of twelve months. In the third permit year, we presently plan to shoot up to 250 km(2) of new 3D seismic survey. Should we so decide, we can elect to enter the second stage of three permit years of the initial permit term and, if warranted, drill one exploration well and perform further interpretational work. Geological evaluation of the permit is continuing. 1,750 km(2) of the previously acquired proprietary 3D seismic over AC/P35 known as the Onnia 3D Seismic Survey has been reprocessed. We are assessing the need for and possible locations of a further 2D seismic survey prior to acquiring the 250 kms(2) 3D seismic program. The joint venture is considering whether it will acquire approximately 250 line kilometres of 2D seismic data over the Fairfax lead.

The participants in the Vulcan Joint Venture are:

                                                         %
Auralandia NL (Operator)                              30.0
Natural Gas Corporation Pty Ltd                       30.0
Petrocorp Australia Pty Ltd                           25.0
Vulcan Australia Pty Ltd                              15.0


Nome Joint Venture (AC/P39)

AC/P39 (granted April 7, 2006) is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35. It comprises 11 graticular blocks, totalling approximately 920 km(2) (2,273 acres). AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin. There have been five wells drilled in the area, with two having oil and gas indications. In the first three years of the initial 6-year term of the AC/P39 permit, we have obtained a range of existing reports and open file seismic data. We requested a 12 month suspension and extension of Year 2 in order to complete the reprocessing of 920 km(2) Onnia 3D seismic survey within the permit. The re-processing has now been completed, but was delayed because of the manpower constraints of the contractor, PGS. In the third permit year, subject to maturing the current leads to drillable prospects, we presently plan to drill one exploration well. Geological evaluation of the permit is continuing, including the assessment of risk as to whether any leads are of sufficient quality to warrant the risk and cost of drilling and the likelihood of a farminee being prepared to meet the cost of such a well in the current depressed economic climate.

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

On April 12, 2006, we completed the acquisition of Alpha Oil & Natural Gas Pty Ltd ("Alpha"), a transaction entered into on July 1, 2004. The acquisition of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P. Following signing of this transaction, but prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount in excess of book value. The settlement funds received by Alpha were incorporated in funds available to AOGC, through this wholly owned subsidiary, following completion of the Alpha purchase.

The now remaining three permits within the Browse Basin, WA-332-P, WA-333-P and WA-342-P, are contiguous and are located offshore in the eastern Browse Basin. They cover a total area of 9,460 km(2) (2,336,620 acres).

Our wholly owned subsidiary, Alpha, together with its joint venturers, in 2008 entered into a farmout agreement with respect to WA-332-P, WA-333-P and WA-342-P ("Permits") with Gascorp Australia Pty Ltd ("Gascorp") whereby Gascorp agreed to earn a 15% interest in each of the three Permits in return for Gascorp expending $1,120,000 in acquiring approximately 490 line kilometres of new 2D seismic data in the Permits and in acquiring a drill site survey in order to determine a specific location to test the Braveheart prospect. The surveys provided coverage of leads within WA-332-P as well as assisting in the determination of the location of the Braveheart 1 well. As a result of this farmout, Alpha's interest in each of the three permits reduced from 20% to 17%.

Browse Joint Venture (Braveheart Joint Venture) - WA-332-P and WA-333-P

In the first three year term of the Permits, the Browse Joint Venture obtained available open file reports and basic 2D and 3D seismic data acquired by the earlier efforts of previous explorers. The pre-existing 2D seismic data set has been integrated with the acquisition and processing of the Braveheart 2D seismic survey. The Browse Joint Venture previously acquired the Braveheart seismic survey of approximately 1,949 line km of new 2D seismic survey over these Browse Joint venture permits. This has been infilled with the further 490 kms of 2D seismic. The Browse Joint Venture has elected to enter a second three year permit term in which it presently is planning for the drilling of Braveheart 1 in WA-333-P.

The Browse Joint Venture, in March 2008, applied for an 18-months suspension and extension of Year 5 of permit WA-332-P in order to acquire further new infill 2D seismic survey over potential leads in WA-332-P and to secure a drilling vessel. If granted, Year 5 of WA-332-P will end September 30, 2009.

In March 2008, the Browse Joint Venture also applied for a 12-month suspension and extension of Year 5 of the WA-333-P permit in order to allow additional time for the drilling of the Braveheart-1 well in WA-333-P. The Joint Venture has entered into a contract with a drilling vessel management company, as a result of which a well is expected to be drilled on the Braveheart feature in early 2010. If granted, Year-5 of WA-333-P will end on March 31, 2010. Further extensions may be necessary.

The participants in each of the WA-332-P and WA-333-P permits have formed new 100% owned subsidiary companies and have transferred their respective interests to such wholly owned subsidiaries. Alpha incorporated Braveheart Oil & Gas Pty Ltd as a wholly owned subsidiary to which it has assigned its residual 17% interest in each of these Permits. The Joint Venture has also adopted the new name of the "Braveheart Joint Venture".

Participants in the Braveheart Joint Venture presently are:

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

The participants in the Joint Venture have contracted to engage the services of Australian Drilling Associates Pty Ltd to provide project management services to support the conduct of drilling operations and has gained access to one drilling slot in a group sponsored multi-well program utilising the semi-submersible drilling rig, the Songa Venus. The drilling slot is to be used for the drilling of the Braveheart 1 well, anticipated in early 2010.

The Braveheart prospect is now drill-ready, subject to completion of detailed well design and obtaining of all governmental approvals. The Braveheart prospect is a postulated strategraphic trap covering an area of more than 300 kms(2), with large resource potential. The feature was delineated through AVO analysis and is in a water depth of about 125m, with the target at 2200m.

While each of the two permits of the Browse Joint Venture have been offered for farmout, alternatively, the participants are considering how they might meet the funding requirements for the drilling of a well or wells, should these farmout efforts not be successful. Discussions amongst the joint venture participants have advanced the concept of the formation of a special purpose Australian company to acquire the permit interests in return for a pro rata issue of shares to each of the Braveheart Joint Venture participants. The concept is for such a special purpose company to seek public equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in each of the Browse permits

Cornea Joint Venture (formerly part of the Browse Joint Venture)

The Cornea Joint Venture comprises the interests held in WA-342-P, which is adjacent to WA-332-P and WA-333-P.

On October 22, 2007, the Browse Joint Venture lodged a request for a variation of the permit WA-342-P so that instead of drilling a well in Year-5 the permit would require geotechnical studies, while Year-6 of the permit would require reprocessing 1000 kms(2) of the existing 3D seismic data set. If such variation of the permit is granted, then Year-6 of the permit would commence on November 28, 2009.

The joint venture continues to carry out extensive studies as to prospectivity of the known Cornea gas/oil accumulation where as much as 92 million barrels of oil may be recoverable, if our geological concepts and assumptions are correct. However, the challenges at Cornea include a difficult reservoir with difficult to model production characteristics (although there are analogues in production in the region at Stag and Wandoo) and the long, narrow shape of the field. Because the reservoir is relatively shallow, in the order of 800m, drilling is correspondingly cheaper.

Cornea represents an opportunity to invest in an appraisal drilling campaign with the possibility of early development, if the geological assumptions are correct and if initial drilling objectives are realised. The plan is to drill a horizontal Cornea exploration/appraisal well in the predicted best sands and conduct a well designed production test to quantify flow rates and define oil and gas contacts.

Conditional on a positive outcome, an appraisal and field development strategy for Cornea would be prepared. An initial successful appraisal well would also provide a focus for the applicability of various methods for funding a development, including subsequent capital raising and/or joint development (part sale or farmout).

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

The participants in the Cornea Joint Venture plan to engage the services of Australian Drilling Associates Pty Ltd to provide project management services to support the conduct of drilling operations within the permit and will negotiate to gain access to one drilling slot in a group sponsored multi-well program utilising the semi-submersible drilling rig, the Songa Venus. The drilling slot is for the proposed drilling of a horizontal appraisal well into the postulated Cornea oil rim, anticipated in early 2010.

While the Cornea Joint Venture permit, WA-342-P, has been offered for farmout, alternatively, the participants are considering how they might meet the funding requirements for the drilling of a horizontal well or wells on the Cornea feature, should these farmout efforts not be successful. Discussions amongst the joint venture participants have advanced the concept of the formation of a special purpose Australian company to acquire the Cornea interests in return for a pro rata issue of shares to each of the Cornea Joint Venture participants. The concept is for such a special purpose company to seek public equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in the permit.

BONAPARTE  BASIN  INTERESTS,  OFFSHORE FROM THE NORTHERN  TERRITORY OF AUSTRALIA
- NT/P62,  NT/P63,  NT/P64, NT/P65, NT/P71 and NT/P72

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

National Gas Consortium - NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72

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

The Timor Sea permits have been offered for farmout, with a number of international companies having considered parts of or the whole of the acreage. In the meantime, the National Gas Consortium Joint Venture participants are considering methods of meeting the funding requirements for the drilling of a well or wells, should these farmout efforts not be successful. Discussions amongst the joint venture participants have focused on the formation or acquisition of a special purpose company to acquire the National Gas Consortium Joint Venture permits interests in return for a pro rata issue of shares to each of the joint venture participants. This special purpose public company would then seek public equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in the permits.

Crocodile Joint Venture - Eastern Bonaparte Basin - NT/P70

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

We have obtained a range of pertinent existing reports and open file seismic data and, together with the Crocodile 2D seismic data, have mapped, interpreted and revised analyses and concepts for the area. We are presently assessing whether to shoot 300 km(2) of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit.

The Warawi prospect and the Crocodile prospect have been the major focus of our work in NT/P70.

The NT/P70 permit has been offered for farmout, with a number of international companies having considered the acreage

Stillwater Joint Venture - NT/P73

On March 27, 2007, the Australian Government granted to our subsidiary, Alpha, a petroleum exploration permit, NT/P73, for an initial 6-year term. NT/P73 is located to the immediate south west of NT/P70 and covers an area of 6,815 km(2) (1,683,300 acres). The Barossa and Caldita gas accumulations are located to the west of the NT/P73 permit area.

In the first three years of the initial 6-year term of the NT/P73 permit we plan to obtain existing reports and open file seismic data and, with this data, to map, interpret and revise analyses and concepts for the area. We are required to acquire up to 2,000 line km of 2D in the third year of the permit. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit area.

Our work to date has focused on the Stillwater feature of the NW corner of NT/P73. We have recently reached agreement with ConocoPhillips with respect to our right to approximately 200 kms(2) of 3D data acquired by ConocoPhillips in the NW corner of our NT/P73, most of which covers the highly interesting Stillwater feature, which sits en enchelon alongside the Caldita feature, located in the adjacent permit held by ConocoPhillips and Santos. This data has been expressed in 2D format, exceeding 2000 line kms, thus meeting our third permit-year obligation.

In order to provide working capital for the AOGC group, on April 3, 2009 the company's Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd, sold a 35% interest in NT/P73 to Gascorp Australia Pty Ltd (Gascorp) for $249,935 (AUD$350,000) on the following basis:

(1) A put option granted by Alpha to enable Gascorp to sell the interest back to Alpha within 3 years for:
     (i)  an amount equivalent to AUD$350,000 plus interest at l% per month; and
     (ii) a royalty of l% with respect to the 30% permit interest.

(2) An option from Alpha to Gascorp to enable Gascorp to increase its interest in NT/P73 by l5% to 50% by expending a further $196,377 (AUD$275,000) (on behalf of Alpha's remaining 65%) in relation to exploration in NT/P73.

Gascorp Australia Pty Ltd is an affiliate company of Mr. EG Albers.

The NT/P73 permit has been offered for farmout.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2009, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

As of March 31, 2009, management of the Company conducted as assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company's internal control over financial reporting was effective as of March 31, 2009.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

                          AUSTRALIAN OIL & GAS CORPORATION

                                  By:/s/ E. Geoffrey Albers
                                      ---------------------
                                  E. Geoffrey Albers,
                                  Chief Executive Officer and
                                  Chief Financial Officer
                                                                    May 14, 2009