Form 10-Q
period 2009-06-30
AUSTRALIAN OIL & GAS CORP
filed 2009-08-11
CIK 1080634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

43,450,531 shares of common stock, $0.001 par value, as of August 3, 2009.

                                      INDEX

                        AUSTRALIAN OIL & GAS CORPORATION
                        (an exploration stage enterprise)

                  For the Quarterly Period Ended: June 30, 2009


                          Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

          Consolidated Balance Sheets as at June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

          Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008 (Unaudited), three months ended June 30, 2009 and 2008 (Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2009 (Unaudited)

          Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2009 (Unaudited)

          Notes to Financial Statements (Unaudited)


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


Item 6. Exhibits.


        Signatures


Item 1. Financial Statements (Unaudited)

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

ASSETS

(Dollar amounts in thousands)                                 June 30, 2009    Dec. 31, 2008
                                                                 (Unaudited)        (Audited)
                                                                          $                $
Current assets:
       Cash and cash equivalents                                         31                8
       Receivables                                                        3                1
                                                                     ------           ------
       Total Current Assets                                              34                9
                                                                     ------           ------
Total Assets                                                             34                9
                                                                     ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

Current liabilities:
       Accounts payable and accrued expenses (Note 4)                    71              214
       Accounts payable to director related entities                    109              178
                                                                     ------           ------
       Total Current Liabilities                                        180              392
                                                                     ------           ------

Total Liabilities                                                       180              392
                                                                     ======           ======

Stockholders' Equity

Common stock, $0.001 par value;75,000,000 shares
       authorized, Issued shares, 44,550,531 at
       June 30, 2009 and 43, 450,531 at December 31, 2008;
       Outstanding shares, 43,450,531 at
       June 30, 2009 and 41,050,531 at December 31, 2008. (Note 5)       45               33
       Capital in excess of par value                                 2,634            2,519
       Accumulated other Comprehensive Income                           290              316
       Deficit accumulated during the exploration stage              (3,115)          (3,251)
                                                                     ------           ------
       Total Stockholders' Equity (Deficit)                            (146)            (383)
                                                                     ------           ------

       Total Liabilities and Stockholders' Equity (Deficit)              34                9
                                                                     ======           ======


  The accompanying notes are an integral part of these consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the six months ended June 30, 2009 and 2008,
                For the three months ended June 30, 2009 and 2008
      and for the period from inception (August 6, 2003) to June 30, 2009

(Dollar amounts in thousands)

                                                                                                                 Cumulative
                                                                                                                     period
                                                                                                                       from
                                                                                      For the        For the   Aug. 6, 2003
                                                                                        three          three       (Date of
                                                    For the six    For the six         months         months     Inception)
                                                         months         months          ended          ended             to
                                                          ended          ended       June 30,       June 30,       June 30,
                                                  June 30, 2009  June 30, 2008           2009           2009           2009
                                                  -------------  -------------    -----------    -----------    -----------
Expenses
   General and administrative                                56             92             25             60          1,085
   Merger and reorganisation                                 --             --             --             --            249
   Exploration (Note 8)                                      89            208             21             51          1,899
                                                    -----------    -----------    -----------    -----------    -----------

Total operating expenses                                    145            300             46            111          3,233
                                                    -----------    -----------    -----------    -----------    -----------

Net Income / (loss) before other income and
    extraordinary item                                     (145)          (300)           (46)          (111)        (3,233)
                                                    -----------    -----------    -----------    -----------    -----------
Other Income and Expense
   Income from sale of tenement and tenement
      information (Note 7)                                  249            389            249            389          1,899
   Write down of investments                                 --             --             --             --         (1,759)
   Currency exchange gain /(loss)                            34             26             36             12             42
   Interest income                                           --              7             --              2             63
   Interest expense                                          (2)           (15)            --             (7)          (103)
                                                    -----------    -----------    -----------    -----------    -----------
                                                                                                                        (15)

Income / (Loss) before income tax                           136            107            239            285         (3,091)

Income tax provision                                         --             --             --             --             24
                                                    -----------    -----------    -----------    -----------    -----------

Net Income / (loss)                                         136            107            239            285         (3,115)
                                                    ===========    ===========    ===========    ===========    ===========

Income / (loss) per Common share :

   Net Income / (loss)                              $      0.00    $      0.00    $      0.00    $      0.00    $     (0.09)
                                                    ===========    ===========    ===========    ===========    ===========


Weighted average common share used in calculation   43,731,575     37,656,026     44,006,575     37,906,026     33,317,487
                                                    ===========    ===========    ===========    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                         CONSOLIDATED STATEMENTS OF CASH
                         FLOWS For the six months ended
                             June 30, 2009 and 2008
         and Cumulative from inception (August 6, 2003) to June 30, 2009

(Dollar amounts in thousands - except per share data)
                                                                     For the six     For the six   Cumulative period
                                                                    months ended    months ended   from inception to
                                                                   June 30, 2009   June 30, 2008       June 30, 2009
                                                                               $               $                   $
                                                                    ------------    ------------    ----------------
Cash flows from operating activities:
Net income / (loss)                                                          136             107              (3,115)
 Adjustments to reconcile net profit/(loss) to net cash
    used in operating activities:
Adjustments for non-cash items
    Compensation expense                                                      29              40                 696
    Currency exchange loss/(gain)                                            (34)            (59)                 41
    Write down of investment                                                  --              --               1,759
    Issuance of Convertible Note in lieu of repayment of
    advances from director related entity                                     --               7                 100
    Gain on transfer of interest in tenement                                (249)           (389)             (1,899)
Change in assets and liabilities:
    Increase/(decrease) in accounts payable                                  (51)             (7)                455
    Increase /(decrease) in income tax payable                                --              (1)                 (9)
    Decrease/(increase) in accounts receivable                                (1)             (5)                 81
                                                                    ------------    ------------    ----------------

    Net cash used in operating activities                                   (170)           (307)             (1,891)
                                                                    ------------    ------------    ----------------
Cash flows from financing activities:
Proceeds from advance from director-related entities                         (56)              9                 255
Proceeds from the sale of Common stock - net                                  --              --                  75
                                                                    ------------    ------------    ----------------

Net cash (used in)/ provided by financing activities                         (55)              9                 330
                                                                    ------------    ------------    ----------------

Cash flows from investing activities:
Proceeds from sale of tenement/tenement information                          249              --               1,510
                                                                    ------------    ------------    ----------------

Net cash provided by investing activities                                     --              --               1,510
                                                                    ------------    ------------    ----------------

Increase/ (decrease) in cash                                                  23            (298)                (51)
Cash at beginning of period                                                    8             484                  --
Effect of currency exchange rate fluctuations on cash held                    --              16                  82
                                                                    ------------    ------------    ----------------

Cash at end of period                                                         31             202                  31
                                                                    ============    ============    ================
Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd                      9              36                 217
Interest charged by Great Missenden Holdings Pty Ltd                           2              14                 107
Issuance of Stock for compensation and settlement of advances                126             312                 979
Gain on transfer of interest in tenement and tenement information            249             389               1,899

        The accompanying notes are an integral part of these consolidated financial statements

                        Australian Oil & Gas Corporation
                        (an exploration stage enterprise)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The authorized capital stock of the AOGC consists of 75,000,000 shares of common stock (AOG Common Stock), $0.001 par value

The two Delaware-incorporated US subsidiaries; Gascorp, Inc. and Nations LNG, Inc were dissolved March 18, 2009. The company still has two wholly owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

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

Setright Oil & Gas Pty Ltd charged the Company $2,848 during the quarter for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately.

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

Note 4: Current Liabilities

At June 30, 2009 the accounts payable balance includes $55,000 for remuneration due to Mr Albers for his services.

Note 5:  Issued Shares

At June 30, 3009, the Company has reserved 1,100,000 shares to compensate Mr. Albers who will be issued in the quarter ending March 31, 2010 (see Note 4). For purposes of calculating earning per share the 1,100,000 are considered as issued shares.

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation's Australian subsidiaries is the Australian dollar. The comprehensive income of $290,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries' financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7: Sale of Tenement Information

On April 3, 2009 the company's Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd sold information and data in the NT/P73 exploration permit to Gascorp Australia Pty Ltd (Gascorp) for $249,935 (AUD$350,000).

The information will be used by Gascorp to investigate a proposal to take up to a 35% interest in the permit.

Gascorp Australia Pty Ltd is an affiliate company of Mr. EG Albers.

Note that in the March 2009 10-Q in Note & Subsequent Events it was incorrectly reported that Gascorp had taken up this 35% interest.

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

AC/P33 (granted July 6, 2004) includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and abandoned Oliver-1 well. AC/P33 comprises five graticular blocks, totalling approximately 400 km(2) (98,800 acres). During the first three years of the initial 6-year term of permit AC/P33, the joint venture participants obtained a range of existing reports and open file seismic data and have mapped, interpreted and revised analyses and concepts for the area. The joint venture has carried out enhancement of existing seismic data around the Oliver feature and examined various techniques for potential to provide direct hydrocarbon indicators. As a result of the farmout to NGA, the joint venture has acquired 124 km(2) (acres) of new high quality enhanced parameter 3D seismic survey, known as the Oliver 3D Seismic Survey. The survey was conducted over the Oliver feature and part of its extension to the east. Processing of the new Oliver Seismic Survey and reprocessing of part of the immediately adjacent Onnia 3D Seismic Survey in the vicinity of the Oliver-1 well, in preparation for the proposed Oliver 2 exploration/appraisal well, has been concluded. The joint venture has elected to enter the second three years of the initial permit and the farminee, Stuart, plans to drill one exploration well prior in early 2010, and to perform further interpretational work at its cost. Active geological and geophysical evaluation of the permit continues.

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

In June 2009 Stuart upgraded its interpretation of the Oliver field. Stuart's estimate for potential recoverable liquids is now in the range of 34 million barrels to 155 million barrels of oil and condensate with a mean joint venture volume of 84 million barrels. According to Stuart, these estimates have been independently reviewed and confirmed. They are not independently verified reserves, but are estimates only provided to the joint venture participants for preliminary planning and feasibility purposes.

Studies to identify economic development alternatives and to determine viability have been commenced by Stuart and are expected to be followed by the Oliver 2 appraisal well to confirm the size of the field. The semi-submersible drilling rig, Songa Venus, has been contracted by Stuart to drill this well at Stuart's cost in early 2010. In the event of a successful outcome, further economic viability and development studies will then determine whether and how to best develop the field.

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

Vulcan Joint Venture (AC/P35)

AC/P35 (granted October 18, 2005) is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totalling approximately 3,410 km(2) (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. During the first three years of the initial 6-year term of the AC/P35 permit, we have obtained a range of pertinent existing reports and open file seismic data. On June 15, 2009 the company was granted a 12 month extension on year three of the permit. Year three now ends April 17, 2010 and includes an existing work obligation to shoot up to 250 km(2) of a new 3D seismic survey and a new obligation for 200km of 2D seismic over what the company in calling the Fairfax feature.

On July 27, 2009 the new participant and Operator of AC/P33 as noted above, Stuart Petroleum Limited signed an agreement with the Vulcan Joint Venture participants.


Under the terms of the agreement, Stuart will fund the cost of acquisition and processing of the above mentioned 224 kilometre, 2D seismic survey over a closure in AC/P35, the Fairfax Structure. The cost of this work is estimated at AUD$300,000 (USD$240,000) and the data will be acquired in August 2009. Following acquisition and processing of the Fairfax Structure 2D seismic, Stuart will become entitled, at its option, to earn up to a 70% participating interest in AC/P35 under the terms set out below:-

     o Stuart may elect to earn an initial 20% equity in AC/P35 by funding 75% of the cost of acquiring, processing and interpreting not less than a 250 square kilometre 3D seismic survey. This seismic will be acquired no later than April 2010.

     o Stuart may elect to earn a further 40% equity interest - to bring its interest earned to 60% - by funding 100% of the cost of drilling one exploration well in the permit by no later than April 2012.

     o Stuart may then elect to earn an additional 10% in AC/P35 - to bring its total interest in the permit to 70% - by funding 100% of the cost of an appraisal well.

The participants in the Vulcan Joint Venture currently are:

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

On April 3, 2009 the Browse Joint Venture was granted an 18-months suspension and extension of Year 5 of permit WA-332-P and WA-333-Pin order to acquire further new infill 2D seismic survey over potential leads in WA-332-P and to secure a drilling vessel. Year 5 of WA-332-P ends March 31, 2010.

On April 3, 2009 the Browse Joint Venture was also granted a 12-month suspension and extension of Year 5 of the WA-333-P permit in order to allow additional time for the drilling of the Braveheart-1 well in WA-333-P. The Joint Venture has entered into a contract with a drilling vessel management company, as a result of which a well is expected to be drilled on the Braveheart feature in early 2010. Year-5 of WA-333-P ends on March 31, 2010. Further extensions may be necessary.

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

Participants in the Braveheart Joint Venture at the time of the restructure were:

Braveheart Resources Pty Ltd (subsidiary of Exoil Limited)                        29.75%
Braveheart Petroleum Pty Ltd (subsidiary of Batavia Oil & Gas Pty Ltd)            29.75%
Browse Petroleum Pty Ltd (subsidiary of Gascorp Australia Pty Ltd) (Operator)     15.00%
Braveheart Oil & Gas Pty Ltd (subsidiary of Alpha)                                17.00%
Braveheart Energy Pty Ltd (subsidiary of Goldsborough Limited)                     8.50%

By June 30, 2009 the participants had farmed out a further 12.5% interest in the Braveheart Permits to Browse Petroleum Pty Ltd in return for that company meeting all of the costs of the drilling services programme with Australian Drilling Associates Pty Ltd in the lead up to drilling Braveheart-1.

Interests in the Braveheart Joint Venture permits after this farmin are:

Braveheart Resources Pty Ltd (subsidiary of Exoil Limited)                        25.375%
Braveheart Petroleum Pty Ltd (subsidiary of Batavia Oil & Gas Pty Ltd)            25.375%
Browse Petroleum Pty Ltd (subsidiary of Gascorp Australia Pty Ltd) (Operator)     27.500%
Braveheart Oil & Gas Pty Ltd (subsidiary of Alpha)                                14.500%
Braveheart Energy Pty Ltd (subsidiary of Goldsborough Limited)                     7.250%

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

The participants in the National Gas Consortium were:

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

On May 29, 2009, the members of the National Gas Consortium applied for a variation in the permits NT/P62 and NT/P65 where the year 5 well obligation in each permit will be swapped for a seismic interpretation and mapping obligation from year 6.

The obligation to acquire at least 150 km of new 2D seismic data in NT/P62 was met through the completion of the Mimosa 2D survey carried out in March, 2009. Cost of the 2D survey was met by Gascorp Australia Pty Ltd as its farmin obligation. The obligation to acquire at least 200 km of new 2D seismic data in NT/P65 was met through the completion of the Sunshine Infill 2D survey carried out in March 2009. The cost of the Sunshine survey was met entirely by Gascorp Australia Pty Ltd as its farmin obligation.

Following these farmins the interests in NT/P62 and NT/P65 are:

                                                                               %
Gascorp Australia Pty Ltd                                                12.5000
National Oil & Gas Pty Ltd (Operator)                                    21.4375
Australian Natural Gas Pty Ltd                                           21.4375
National Gas Australia Pty Ltd                                           26.2500
Nations Natural Gas Pty Ltd                                              18.3750


Interests in the permits NT/P63, NT/P64, NT/ P71 and NT/P72 are per the original holdings as shown above for the Nation Gas Consortium.

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

We have obtained a range of pertinent existing reports and open file seismic data and, together with the Crocodile 2D seismic data, have mapped, interpreted and revised analyses and concepts for the area. We are presently still assessing whether to shoot 300 km(2) of 3D seismic survey. Should we so decide, we can elect to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit.

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

On April 3, 2009 the company's Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd sold "information" in the NT/P73 exploration permit to Gascorp Australia Pty Ltd (Gascorp) for $249,935 (AUD$350,000).

The information will be used by Gascorp to investigate a proposal to take up to a 35% interest in the permit.

Gascorp Australia Pty Ltd is an affiliate company of Mr. EG Albers.

Note that in the March 2009 10-Q it was incorrectly reported that Gascorp had taken up this 35% interest.

The NT/P73 permit has been offered for farmout.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2009, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

         As of June 30, 2009, management of the Company conducted as assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company's internal control over financial reporting was effective as of June 30, 2009.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report..


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

                                            AUSTRALIAN OIL & GAS CORPORATION

                                    By:    /s/ E. Geoffrey Albers
                                           ---------------------------------
                                           E. Geoffrey Albers,
                                           Chief Executive Officer and
                                           Chief Financial Officer

                                                                  August 7, 2009