Form 10-Q
period 2009-09-30
AUSTRALIAN OIL & GAS CORP
filed 2009-11-12
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to

Commission File Number 000-26721

AUSTRALIAN OIL & GAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1379164
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification Number)

Level 21, 500 Collins Street
Melbourne, Victoria, 3000
Australia

Issuer’s Telephone Number: (61-3) 8610 4701

 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer ☐                                                                                                        Accelerated filer ☐
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

43,450,531 shares of common stock, $0.001 par value, as of November 10, 2009.

INDEX

AUSTRALIAN OIL & GAS CORPORATION
(an exploration stage enterprise)

For the Quarterly Period Ended: September 30, 2009

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

Consolidated Balance Sheets as at September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008 (Unaudited), three months ended September 30, 2009 and 2008 (Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2009 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2009 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures.

Part 11.  OTHER INFORMATION

Item 6.  Exhibits.

Signatures

Item 1. Financial Statements (Unaudited)

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS	$	$
Current assets	41	8
Cash and cash equivalents	10	1
Receivables	51	9
Total Current Assets	51	9
Total Assets

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses (Note 4)	118	214
Accounts payable to director related entities	23	178

Total Current Liabilities	141	392

Non-current liabilities:
Line of Credit – Director Related	200	-

Total Non-Current Liabilities	200	-

Total Liabilities	341	392

Stockholders’ Equity ( Deficit)

Common stock, $0.001 par value;75,000,000 shares authorized,
Issued shares, 45,100,531 at September 30, 2009 and 43, 450,531 at December 31, 2008; Outstanding shares, 43,450,531 at
September 30, 2009 and 41,050,531 at December 31, 2008. (Note 5)	35	33
Capital in excess of par value	2,644	2,519
Accumulated other Comprehensive Income	270	316
Deficit accumulated during the exploration stage	(3,239)	(3,251)

Total Stockholders’ Equity (Deficit)	(290)	(383)

Total Liabilities and Stockholders’ Equity (Deficit)	51	9

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
for nine months ended September 30, 2009 and 2008,
for the three months ended September 30, 2009 and 2008 and
for the period from inception (August 6, 2003) to September 30, 2009

(Dollar amounts in thousands)

	For the nine months ended Sept. 30, 2009 $	For the nine months ended Sept. 30, 2008 $	For the three months ended Sept. 30, 2009 $	For the three months ended Sept. 30, 2008 $	Cumulative period from Aug. 6, 2003 (Date of Inception) to Sept. 30, 2009 $
Expenses
General and administrative	90	117	34	25	1,119
Merger and reorganisation	-	-	-	-	249
Exploration	193	299	104	91	2,003
Total operating expenses	283	416	138	116	3,371

Net Profit / (loss) before other income and expense	(283)	(416)	(138)	(116)	(3,371)
Other Income and Expense
Income from sale of tenement and tenement information (Note 7)	249	389	-	-	1,899
Write down of investments	-	-	-	-	(1,759)
Currency exchange gain /(loss)	48	(29)	14	(55)	56
Interest income	-	8	-	1	63
Interest expense	(2)	(15)	-	-	(103)

Profit / (Loss) before income tax	12	(63)	(124)	(170)	(3,215)

Income tax provision	-	-	-	-	24

Net Profit / (loss)	12	(63)	(124)	(170)	(3,239)

Profit/ (loss) per Common share : Loss before extraordinary item
Net Profit / (loss)	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.10)

Weighted average common share used in calculation	44,006,575	39,216,282	44,556,575	42,056,026	33,767,051

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008
and Cumulative from inception (August 6, 2003) to September 30, 2009

(Dollar amounts in thousands – except per share data)

	For the nine months ended Sept. 30, 2009	For the nine months endedSept. 30, 2008	For the ninemonths endedSept. 30, 2009	For the ninemonths endedSept. 30, 2008	Cumulative period from Aug. 6, 2003 (Date of Inception) to Sept. 30, 2009
	$	$	$	$	$

Expenses
General and administrative	90	117	34	25	1,119
Merger and reorganisation	-	-	-	-	249
Exploration	193	299	104	91	2,003
Total operating expenses	283	416	138	116	3,371

Net Profit / (loss) before other income and expense	(283)	(416)	(138)	(116)	(3,371)

Other Income and Expense
Income from sale of tenement and tenement information (Note 7)	249	389	-	-	1,899
Write down of investments	-	-	-	-	(1,759)
Currency exchange gain /(loss)	48	(29)	14	(55)	56
Interest income	-	8	-	1	63
Interest expense	(2)	(15)	-	-	(103)

Profit / (Loss) before income tax	12	(63)	(124)	(170)	(3,215)

Income tax provision	-	-	-	-	24

Net Profit / (loss)	12	(63)	(124)	(170)	(3,239)

The accompanying notes are an integral part of these consolidated financial statements

Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events” which establishes general standards of accounting for, and the disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 8, Subsequent Events, for this additional disclosure.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative nongovernment U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provision of FASB ASC Topic 105 are effective for interim and annual reporting periods ended September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact of the Company’s financial condition or results of operations, but will impact our financial reporting process by elimination all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

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

The authorized capital stock of the AOGC consists of 75,000,000 shares of common stock (AOG Common Stock), $0.001 par value

The two, Delaware-incorporated US subsidiaries; Gascorp, Inc. and Nations LNG, Inc were dissolved March 18, 2009. The company still has two wholly owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

Alpha Oil & Natural Gas Pty Ltd itself now has three wholly owned Australian subsidiaries, Vulcan Australia Pty Ltd (which holds the joint venture interest in the Vulcan Joint Ventures), Braveheart Oil & Gas Pty Ltd (which holds the joint venture interest in the Braveheart Joint Venture) and Cornea Oil & Gas Pty Ltd (which will hold the joint venture interest in the Cornea Joint Venture). Cornea Oil & Gas Pty Ltd was incorporated in Australia on July 17, 2009.

Nations Natural Gas Pty Ltd itself now has a wholly owned Australian subsidiary, Napoleon Nations Gas Pty Ltd (which will hold the joint venture interest in the National Gas Consortium Joint Venture). Napoleon Nations Gas Pty Ltd was incorporated in Australia on July 17, 2009.

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

Setright Oil & Gas Pty Ltd charged the Company $3,626 during the quarter for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately.

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

Mr. Mark A Muzzin, a director and Vice-President of AOGC, resigned as a director of Goldsborough Energy Pty Ltd, a subsidiary of Goldsborough Limited in December 2008.He is a shareholder in Exoil Limited, the parent of Hawkestone Oil Pty Ltd.

With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Limited, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd. Expenditure incurred by National Gas Australia Pty Ltd has resulted in National Gas Australia Pty Ltd earning an aggregate 30% interest in each of NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72, (National Gas Consortium), of which 9% was earned from Nations.

The Company entered into a new agreement on February 17, 2009 with Mr. Albers to secure his services on a part-time basis for a new 4-year period, with a commencement date effective from January 1, 2008 ending December 31, 2011.  As the Company’s cash resources were limited, the board has again agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments. Specifically, the Company issued 2,400,000 shares of Common Stock to Mr. Albers on March 26, 2009 for his services in relation to the period from January 1, 2008 to December 31, 2008.  A further 2,200,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2009 to December 31, 2009 A further 2,000,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2010 to December 31, 2010. A further 1800,000 shares of Common Stock will be issued to him for his services for the period from January 1, 2011 to December 31, 2012.

On September 22, 2009, Great Missenden Holdings Pty Ltd, a company in which Mr Albers is a director and the owner of, advanced $200,000 to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009. This line of credit expires December 31, 2012.

Note 4: Current Liabilities

At September 30, 2009 the accounts payable balance includes $99,000 for remuneration due to Mr Albers for his services.

Note 5:  Issued Shares

At September 30, 2009, 1,650,000 shares included in issued and outstanding shares of 45,100,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares will be used to compensate Mr Albers and will be issued in the quarter ending March 31 2010 (See Note 4).

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation’s Australian subsidiaries is the Australian dollar.  The comprehensive income of $270,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries’ financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7: Sale of Tenement Information

On April 3, 2009 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd sold information in the NT/P73 exploration permit to Gascorp Australia Pty Ltd (Gascorp) for $249,935 (AUD$350,000). Gascorp is an affiliate company of Mr. EG Albers.

The information will be used by Gascorp to investigate a proposal to take up to a 35% interest in the permit.

Note 8: Subsequent Events

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events” which establishes general standards of accounting for, and the disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on March 29, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements through to October 28, 2009, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statement, apart from the one transaction shown below, With respect to this disclosure, the Company has not evaluated subsequent events occurring after November 10, 2009.

Sale of Permit Interest – October 23, 2009.
AOGC’s wholly owned subsidiary, Vulcan Australia Pty Ltd (“Vulcan”) has agreed to sell its 7.5% interest in an Australian offshore petroleum exploration permit AC/P33 (“Permit”) to a wholly-owned subsidiary of PTT Exploration and Production Public Company Limited (“PTTEP”), a major Thailand petroleum exploration and production company. Vulcan expects to recover not less than $4,125,000 for its 7.5% interest. The transaction with PTTEP is subject to conditions precedent, which include, inter alia, Australian Foreign Investment Review Board (FIRB) and the usual Australian government consents and approvals. In the meantime, for the transaction to proceed, certain conditions must be met, including approval and registration of the dealing by the Designated Authority of the Australian government for such matters.  Completion will not occur until all necessary consents are obtained.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

References in this report to “the Company”, “AOGC”, “we”, “us”, or “our” are intended to refer to Australian Oil & Gas Corporation and its subsidiaries. This quarterly report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the United Stated Securities Exchange Act of 1934, as amended. Readers of this quarterly report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

All statements, other than statements of historical facts, so included in this quarterly report that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding our business strategy, plans and objectives and statements expressing beliefs and expectations regarding our ability to successfully raise the additional capital necessary to meet our obligations, our ability to secure the permits necessary to facilitate anticipated seismic and drilling activities and our ability to attract additional working interest owners or farminees to participate in the exploration for and development of oil and gas resources, are forward-looking statements within the meaning of the Act. These forward-looking statements are and will be based on management's then-current views and assumptions regarding future events.

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

Strategy      We have devoted essentially all of our resources to the identification of large-tract exploration permits in their early stages of exploration.  We have attempted to focus on areas where we consider there is potential for a high impact outcome for the Company, in the event of exploration success. We plan to advance the prospectivity of these acreages largely through the application of geological and geophysical expertise and through the provision of new 2D and 3D seismic surveys. We seek to keep our capital outlays and overheads at a minimum level by farming-out exploration costs and by retaining selected consultants, contractors and service companies to develop our exploration plays and concepts. We generally use proven technologies in evaluating the prospectivity of our oil and gas properties. We expect to invest in projects at different percentage levels of participation, including up to 100% ownership. We plan to maintain as high a participation as can be prudently managed in the early stages of a project. We focus on areas considered to have speculative near term potential for oil discovery or medium term potential for gas discovery. An important part of our strategy is to select prospective acreage which, at the seismic or drilling stage, can be farmed out and/or developed in conjunction with other, preferably larger, more financially robust petroleum industry participants, so as to reduce exploration risk (which is high) and minimize our financial outlay requirements (which are also high).  We attempt to do so, wherever possible, through promoted transactions. Our overall intention is to provide shareholders with exposure to potential high level outcomes, thus providing maximum leverage at minimal cost, in return for the extreme risk activities that we undertake.  The funding of our exploration programs is an on-going challenge.

Since August 2003, when the Company began operations, we have not conducted any business which generates revenue from the sale of hydrocarbons. Accordingly, we have no results of such operations to report. We are actively pursuing our long term strategy of maintaining and maturing our oil and gas exploration projects which, in the long-term and given success, may have the future potential to generate substantial revenue.

Permitting       It should be noted that Australian offshore petroleum permits are initially granted for a term of 6 years, pursuant to the Offshore Petroleum and Greenhouse Gas Storage Act, 2006 (Commonwealth).  Provided all exploration commitments are met, petroleum exploration permits may be renewed for two consecutive 5-year terms, with relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished.  Exploration permits therefore, have a potential 16-year life, subject to these requirements and to the fulfillment of exploration commitments.

Management       The Company’s Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, manages the Company’s operations. The Company previously entered into an agreement with Mr. Albers to secure his services on a part-time basis for a 3-year period, with a commencement date effective from January 1, 2005.  As the Company’s cash resources are limited, the board agreed to remunerate Mr. Albers by issuing common stock in lieu of cash payments.  On February 17, 2009 the Company signed a new four-year contract with Mr. Albers (“the Director”) with respect to the continuation of his services for a further period effective from January 1, 2008 to 31 December 2011, on terms which include the following:

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

It is the Company’s intention to meet its obligations by either partial sale of the Company’s interests or farm-out, the latter course of action being a fundamental part of the Company’s overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

Should these methods considered not to be viable, or in the best interests of stockholders, then it is the Company’s plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or an issue of stock to eligible parties.

Following implementation of our acquisition strategy, we now hold interests in 14 Petroleum Exploration Permits granted by the Commonwealth of Australia. They are held in joint venture with other parties.  A summary of the permits and the current activities in each permit is set out below.

Funding for Braveheart-1 Well and Cornea-3        The Braveheart-1 well in WA-333-P and the Cornea-3 appraisal well in WA-342-P are anticipated to be drilled in Q4, 2009 or early Q1, 2010.

The Company expects to have available to it the proceeds from the sale of the AC/P33 interest to PTT.  (See Note 8 Subsequent Events in Notes to Financial Statements (Unaudited) and also explanation following under the heading Oliver Joint Venture).  This amounts to $4,125,000.  The Company’s estimated requirement for the Braveheart-1 well is $2.25 million, while the estimate for the cost of our 17% interest in the Cornea-3 well is $4.1 million.  (See following).

The Company has negotiated to sell a 7% interest in the Cornea permit, WA-342-P, for approximately $1.25 million, subject to completion of documentation.  With the conclusion of this sale, the Company’s funding requirement for the 14.5% interest in the Braveheart-1 well would be $2.25 million and for the remaining 10% of the Cornea-3 Appraisal well would be $2.4 million; a total of $4.65 million.  The combined proceeds from the sale of AC/P33 interest and the sale of a 7% interest in WA-342-P would amount to $5.375 million, thus providing a buffer in the event of cost overrun.

Funding for Vulcan Sub-basin Interests             The Company is considering how it might meet future funding requirements for the remaining Vulcan Sub-basin interests following the sale of AC/P33.  Discussions amongst the joint venture participants has focused on the concept of each of the participants, other than the operator Auralandia, selling their interest in each of the remaining Vulcan Sub-basin permits AC/P35 and AC/P39 to Auralandia or another jointly sponsored company in return for an appropriate pro rate issue of shares. Auralandia has signified that it is open to proposals which would see it as the corporate vehicle for unifying interests in this manner. The Company is investigating this concept, and may participate, pending further investigations and finalization in an appropriate commercial arrangement. Capital would thus be required by the entity for further drilling, but would relieve the Company of any direct cost commitment to the remaining Vulcan Sub-basin permits (AC/P35 and AC/P39).

Funding for Bonaparte Basin Interests             The Bonaparte Basin interests have been offered for farmout, with a number of international companies having considered parts of or the whole of the acreage. In the meantime, the various Joint Venture participants are considering methods of meeting the funding requirements for the drilling of a well or wells, should these farmout efforts not be successful. Discussions amongst the joint venture participants have focused on the formation or acquisition of a special purpose company to acquire the permit interests in return for a pro rata issue of shares to each of the joint venture participants. This special purpose public company would then seek public equity funding in Australia in order to meet the significant cost of any well or wells to be drilled in the permits.

The Nature of Prospective Resources
In this Quarterly Report we have attempted to give you our best estimate of the size of the features that we are assessing.  We have referred to “Prospective Resources” when quantifying the size of the features.

The term “resources”, as used in the SPE Petroleum Resources Classification System, encompass all quantities of petroleum naturally occurring on or within the Earth’s crust, discovered and undiscovered (recoverable and unrecoverable), plus those quantities already produced.

The SPE resources classification system defines the major recoverable resources classes: Production, Reserves, Contingent Resources, and Prospective Resources, as well as Unrecoverable petroleum.  Shareholders should understand that “Prospective Resources” are “those quantities of petroleum which are estimated, on a given date, to be potentially recoverable from undiscovered accumulations.”  They are not discovered resources.

Estimates of resources of any category rely on the integrity, skill, and judgement of the evaluator and are affected by the geological complexity, stage of exploration or development and amount of available data from which they are derived.  The assessment of any resource is also affected by a wide range of other assumptions.  Any estimate is ultimately a matter of opinion and is subject to an inherent level of uncertainty and in the case of Prospective Resources, it should be recognised that there must always be the prospect that, as the definition refers to “undiscovered accumulations”, the “accumulation” might not exist, with the result that no actual resources will ultimately be discovered.

EXPLORATION AND APPRAISAL ACTIVITIES

VULCAN SUB-BASIN INTERESTS, TERRITORY OF ASHMORE AND CARTIER ISLANDS, AUSTRALIA (AC/P33, AC/P35 and AC/P39)

Geologically, AC/P33, AC/P35 and AC/P39 are located on the eastern margin of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin, one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia.

The permits are within the Territory of Ashmore and Cartier Islands (“the Territory”), an Australian offshore territory which was ceded from Britain and accepted by the Commonwealth of Australia (“Commonwealth”) in 1933. The responsibility for the administration of the Territory was transferred from the Northern Territory of Australia (“Northern Territory”) to the Commonwealth when a level of self-government was instituted in the Northern Territory in 1978.

The Territory comprises West, Middle and East Islands of Ashmore Reef, Cartier Island and a large area of territorial sea generated by those islands.  The Territory is an area of active offshore oil and gas exploration.  The islands are uninhabited, small, low and composed of coral and sand, with some grass cover.

The Territory is located on the outer edge of the continental shelf in the Indian Ocean approximately 320 km off Australia’s north-west coast and 144 kilometres south of the Indonesian Island of Roti.  The Jabiru and Challis oil fields are located within the Territory, as are numerous other oil and gas accumulations and occurrences.

Petroleum extraction activities within the Territory are administered on behalf of the Commonwealth by the Northern Territory Department of Mines and Energy through the Designated Authority protocol operating pursuant to the Offshore Petroleum and Greenhouse Gas Storage Act 2006 (Commonwealth).

Commonwealth laws, laws of the Northern Territory and Ordinances made by the Governor-General make up the body of law generally applicable in the Territory.

We acquired our initial 20% interest in the Vulcan Sub-basin permits as a result of the acquisition of Alpha Oil & Natural Gas Pty Ltd (“Alpha”) in 2006.

On May 15, 2006 Alpha agreed to farmout 5% of its 20% interest in each of the Vulcan Sub-basin permits to National Gas Australia Pty Ltd (“NGA”) (leaving Alpha with a 15% interest), in return for the acquisition and funding of Alpha’s 20% share of the new Oliver 3D seismic survey of approximately 124 km² and the funding of the cost of reprocessing of approximately 2,800 km² of the existing Onnia 3D Seismic Survey data, relevant to all of AC/P33, AC/P35 and AC/P39.  The cost of the Company’s share of the Oliver 3D seismic survey and the Onnia reprocessing has thus been met entirely by NGA.  NGA subsequently transferred its interests to its wholly owned subsidiary, Petrocorp Australia Pty Ltd.

Our wholly owned subsidiary, Alpha, established a wholly owned subsidiary named Vulcan Australia Pty Ltd (“Vulcan”) and transferred its interests in each of its Timor Sea permits, AC/P33, AC/P35 and AC/P39 to Vulcan.

We subsequently farmed out half of our interest in AC/P33 to Stuart Petroleum Limited (“Stuart”) (see Oliver Joint Venture below), leaving us with a 7.5% interest.

In addition, the singular joint venture operating agreement, which previously governed joint venture operations in all three of the permits, has been replaced by new separate joint venture agreements for each permit.  The new joint ventures are known as Oliver Joint Venture (AC/P33), Vulcan Joint Venture (AC/P35) and Nome Joint Venture (AC/P39).

Oliver Joint Venture (AC/P33)

Our wholly owned subsidiary, Vulcan, following farmout of drilling and development commitments made by Stuart (see below), now holds a 7.5% interest in the Oliver Joint Venture permit, AC/P33, in joint venture with Stuart (50%), now the designated operator, and our joint venture affiliates; Petrocorp Australia Pty Ltd (“Petrocorp”) (12.5%), Natural Gas Corporation Pty Ltd (NGC) (15%) and Auralandia N.L. (Auralandia) (15%).

AC/P33 (granted July 6, 2004) includes the undeveloped Oliver oil and gas accumulation, drilled by the now plugged and abandoned Oliver-1 well. AC/P33 comprises five graticular blocks, totalling approximately 400 km² (98,800 acres). During the first three years of the initial 6-year term of permit AC/P33, the joint venture participants obtained a range of existing reports and open file seismic data and mapped, interpreted and revised analyses and concepts for the area. The joint venture carried out enhancement of existing seismic data around the Oliver feature and examined various techniques with potential to provide direct hydrocarbon indicators.  As a result of the farmout to NGA, the joint venture acquired 124 km² of new high quality enhanced parameter 3D seismic survey, known as the Oliver 3D Seismic Survey. The survey was conducted over the Oliver feature and part of its extension to the east.  Processing of the new Oliver Seismic Survey and reprocessing of part of the immediately adjacent Onnia 3D Seismic Survey in the vicinity of the Oliver-1 well was carried out.

The joint venture elected to enter the second three years of the initial permit and, following farmout, Stuart made plans to drill one exploration well in late 2009/early 2010, and to perform further interpretational work at its cost.

Stuart’s earn-in obligations were to be satisfied by sole funding the drilling of an appraisal well on the Oliver feature, completion of engineering studies up to final investment decision for development of an oilfield and sole funding the first $25 million of development expenditure.

The Oliver field, containing a column of oil, gas and condensate, was discovered by a BHP Petroleum operated consortium in 1988.  The Oliver 1 well was drilled in 305 metres of water to a depth of 3,500 metres.  The well encountered the column in the Plover Formation between 2,927 metres and 3,097 metres.

The first phase of development of the Oliver field was the drilling the appraisal well, Oliver 2.  Studies to identify economic development alternatives and to determine viability had been undertaken by Stuart, to be followed by the Oliver 2 appraisal well to confirm the size of the field.  The semi-submersible drilling rig, Songa Venus, was contracted by Stuart to drill this well at Stuart’s cost.

Equity participants in permit AC/P33 at the end of the quarter were:

%
Stuart Petroleum Limited (Operator)	50.0
Natural Gas Corporation Pty Ltd	15.0
Auralandia NL	15.0
Petrocorp Australia Pty Ltd (subsidiary of National Gas Australia Pty Ltd)	12.5
Vulcan Australia Pty Ltd (Australian Oil & Gas Corporation subsidiary)	7.5

During the quarter, Stuart carried out detailed planning in preparation for appraisal drilling of the Oliver 2 well, as part of their farmin obligations. To facilitate the drilling of Oliver 2, Stuart had earlier joined a drilling consortium for the use of the semi-submersible drilling rig, the Songa Venus and generally made all the necessary arrangements to drill the well, estimated to cost more than $30 million.

We had expected advice from Stuart about the progress that had been made in upgrading the Oliver feature in AC/P33 and, in particular, their plans for the imminent drilling of Oliver 2, in accordance with the terms of our farmout.  This would have seen Vulcan and its joint venturers fully carried at no cost through to Oliver appraisal drilling and engineering studies necessary for a final investment decision (FID) to develop Oliver, as well as Stuart meeting the first $25 million of development expenditure following FID.

After the close of the quarter, Stuart advised us that they intended to sell their interest to another company.  It seemed apparent to us that Stuart’s efforts to farmout their obligations and or to raise capital for the Oliver-2 appraisal well commitment had not been successful.  This left the remaining joint venture in a most difficult position, as Stuart had contracted a rig (in their own name and right), with the well due to spud.

Stuart had negotiated to sell their interest to PTT Australasia (Ashmore Cartier) Pty Ltd (PTT).  This is a subsidiary of a major Thailand petroleum company.  The remaining joint venture did not see joint venture compatibility with PTT who stated that they were interested in developing Oliver for floating LNG, while we are interested in the oil and liquids content of Oliver, the basis and expectation on which we had farmed out to Stuart.  The two objectives are, to a very large extent, incompatible.  The timeframe that PTT saw for the commencement of development of Oliver was 2023.  This timeframe was unacceptable to us.

We concluded that, in all the circumstances, the best outcome was to negotiate for an exit from the permit.  We have done so, and we expect to recover not less than US$4,125,000 for our 7.5% interest in AC/P33.  Like Stuart, we have now executed an agreement with PTT for the sale of our interest in AC/P33.  It is subject to conditions precedent, which include Australian Foreign Investment Review Board (FIRB) and the usual government consents and approvals in relation to PTT.

It is not the outcome we sought, but given that Stuart had not farmed out or raised funds to meet the cost of Oliver 2, the incompatibility of PTT’s objectives and timeframe with ours, and the economics of the currently understood oil and liquids reserves at current prices, the remaining joint venture participants’ inability or unwillingness to match PTT’s purchase price and to also take on Stuart’s Oliver 2 well commitments at short notice, then, in the circumstances, it is an acceptable outcome.  This was not the long term involvement in the development of Oliver that we had envisaged for the Company.

Vulcan Joint Venture (AC/P35)

AC/P35 (granted October 18, 2005) is located immediately to the north of AC/P33. It comprises 46 graticular blocks, totalling approximately 3,410 km² (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. During the first three years of the initial 6-year term of the AC/P35 permit, we obtained a range of pertinent existing reports and open file seismic data.  We also acquired the right to the reprocessed Onnia 3D seismic data-set of some 1,750 km² within AC/P35.  On June 15, 2009 the company was granted a 12 month extension on year three of the permit. Year three now ends April 17, 2010 and includes an existing work obligation to shoot up to 250 km² of a new 3D seismic survey and a new obligation for 200km of 2D seismic, which we have met with a 275 km acquisition (see below).

Our geological evaluation of this permit during the quarter saw the development of the Fairfax feature as a focus of our exploration efforts in AC/P35.  The Fairfax feature was not within the area of coverage of the Onnia 3D survey, being in the west of AC/P35 and being covered only by some older seismic lines acquired by previous explorers.  We saw the potential for the Fairfax feature to be a possible mirror-image of the Oliver oil/gas accumulation.  In order to better understand the feature and to advance it to lead status, we decided to acquire a 2D seismic survey to infill the existing data bank and to constrain the south-western end of the feature.  The Fairfax 2D seismic was recently completed, with approximately 275 kms of new high quality 2D acquired, utilizing Bergen Offshore’s BOS Atlantic vessel.  The joint venture plans to co-process the new acquisition and some of the pre-existing seismic lines which are already held over Fairfax.

Before their decision to sell out of AC/P33, Stuart Petroleum had shown significant interest in Fairfax, such that Stuart took an option to acquire a 250 km² 3D survey over Fairfax in return for meeting the cost of the Fairfax 2D survey.

On July 27, 2009, Stuart Petroleum Limited signed an agreement with the Vulcan Joint Venture participants in relation to AC/P35.  Stuart agreed to fund the cost of acquisition and processing of a 2D seismic survey over the Fairfax feature in AC/P35.  The cost of this work was estimated at $240,000 and the data was acquired in August 2009.

Following acquisition and processing of the Fairfax 2D seismic, Stuart would have become entitled, at its option, to earn up to a 70% participating interest in AC/P35.

However, subsequently, as a condition to agreeing to Stuart’s arrangement with PTT in relation to AC/P33, the joint venture participants insisted that Stuart relinquish all rights to AC/P35, which has occurred, subject to the transaction with PTT proceeding to settlement.

The participants in the Vulcan Joint Venture currently are:
%
Auralandia NL (Operator)	30.0
Natural Gas Corporation Pty Ltd	30.0
Petrocorp Australia Pty Ltd (subsidiary of National Gas Australia Pty Ltd)	25.0
Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	15.0

Nome Joint Venture (AC/P39)

AC/P39 (granted April 7, 2006) is located 600 km west of Darwin, immediately to the east of AC/P33 and AC/P35.  It comprises 11 graticular blocks, totalling approximately 920 km² (2,273 acres).  AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin. There have been five wells drilled in the area, with two having oil and gas indications.  In the first three years of the initial 6-year term of the AC/P39 permit, we obtained a range of existing reports and open file seismic data.  We requested a 12 month suspension and extension of Year 2 in order to complete the reprocessing of 920 km² Onnia 3D seismic survey within the permit. The re-processing has now been completed, but was delayed because of the manpower constraints of the contractor.  Geological evaluation of the permit is continuing, including the assessment of risk as to whether any leads are of sufficient quality to warrant the risk and cost of drilling and the likelihood of a farminee being prepared to meet the cost of such a well.

Interpretation of approximately 920 km² of reprocessed Onnia 3D seismic within AC/P39 is on-going.  We are planning for a further 3D seismic program over our best lead in AC/P39, before making any commitment to drill a well.

We have developed nine high risk/high impact leads within AC/P39 ranging in size from a mean scope for recovery of prospective resources of 21 million barrels (Tancred NE lead) to 340 million barrels (Ceto lead).

The participants in the Nome Joint Venture are:
%
Auralandia NL (Operator)	30.0
Natural Gas Corporation Pty Ltd	30.0
Petrocorp Australia Pty Ltd (subsidiary of National Gas Australia Pty Ltd)	25.0
Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	15.0

BROWSE BASIN INTERESTS, OFFSHORE FROM WESTERN AUSTRALIA
 – WA-332-P, WA-333-P and WA-342-P

The Browse Basin region is a major proven hydrocarbon area and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef-1 (now called Torosa). The Browse Basin is currently the focus for two proposals to establish new LNG export facilities; one by Woodside Energy Ltd in relation to the Torosa/Brecknock/Calliance complex and the other by Inpex Corporation in relation to the Ichthys complex. Two of the Browse Joint Venture permits are presently lightly explored. There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1), and a total of fourteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation.

On April 12, 2006, we completed the acquisition of Alpha Oil & Natural Gas Pty Ltd (“Alpha”), a transaction entered into on July 1, 2004.  The acquisition of Alpha was made in order to acquire a 20% interest in the Browse Joint Venture, being permits, WA-332-P, WA-333-P, WA-341-P and WA-342-P.  Following signing of this transaction, but prior to the agreement between being finalized, Alpha (with the approval of AOGC) sold its 20% interest in WA-341-P to a third party for an amount in excess of book value. The settlement funds received by Alpha were incorporated in funds available to AOGC, through this wholly owned subsidiary, following completion of the Alpha purchase.

The now remaining three permits within the Browse Basin, WA-332-P, WA-333-P and WA-342-P, are contiguous and are located offshore in the eastern Browse Basin. They cover a total area of 9,460 km² (2,336,620 acres).

Our wholly owned subsidiary, Alpha, together with its joint venturers, in 2008 entered into a farmout agreement with respect to WA-332-P, WA-333-P and WA-342-P (“Permits”) with Gascorp Australia Pty Ltd (“Gascorp”) whereby Gascorp agreed to earn a 15% interest in each of the three Permits in return for Gascorp expending $1,120,000 in acquiring approximately 490 line kilometres of new 2D seismic data (the Braveheart 2D survey) in the Permits and in acquiring a drill site survey in order to determine a specific well location from which to test the Braveheart prospect.  The seismic surveys provided further coverage of the Braveheart Prospect as well as coverage of leads within WA-332-P.  As a result of this farmout, Alpha’s interest in each of the three permits reduced from 20% to 17%.

Separate new operating agreements were recently entered into for WA-332-P and WA-33-P (Braveheart) and WA-342-P (Cornea).

Braveheart Joint Venture – WA-332-P and WA-333-P

In the first three year term of these permits, the Joint Venture obtained available open file reports and basic 2D and 3D seismic data acquired by the earlier efforts of previous explorers.  We also acquired reprocessed 2D seismic data.  The pre-existing 2D seismic data sets have been integrated with the acquisition and processing by the Joint Venture of the Braveheart 2D seismic survey of approximately 1,949 line km of new 2D seismic survey over these permits.  This survey has recently been infilled with a further 490 kms of 2D seismic.  The Braveheart Joint Venture elected to enter a second three year permit term in which it has planned for the drilling of Braveheart 1 in WA-333-P.

On April 3, 2009 the Browse Joint Venture was granted an 18-months suspension and extension of Year 5 of permit WA-332-P and WA-333-P in order to acquire further new infill 2D seismic survey over potential leads in WA-332-P and to secure a drilling vessel. Year 5 of WA-332-P ends March 31, 2010.  Further extensions may be necessary.

On April 3, 2009 the Browse Joint Venture was also granted a 12-month suspension and extension of Year 5 of the WA-333-P permit in order to allow additional time for the drilling of the Braveheart-1 well in WA-333-P. The Joint Venture has entered into a contract with a drilling vessel management company, as a result of which a well is expected to be drilled on the Braveheart feature in late 2009. Year-5 of WA-333-P ends on March 31, 2010.

The participants in each of the WA-332-P and WA-333-P permits have formed new 100% owned subsidiary companies and transferred their respective interests in the Braveheart Joint Venture to such wholly owned subsidiaries.  Alpha incorporated Braveheart Oil & Gas Pty Ltd as a wholly owned subsidiary to which it has assigned its residual 17% interest in each of these Permits.  The Joint Venture adopted the new name of the “Braveheart Joint Venture” and entered into a new joint venture operating agreement on 21 October 2009 and confirmed the appointment of Hawkestone Oil Pty Ltd (a subsidiary of Exoil Limited) as operator.

The participants had previously farmed out a further 12.5% interest in the Braveheart Permits to Gascorp Australia Pty Ltd in return for that company meeting all of the costs for the planning services of Australian Drilling Associates Pty Ltd in the lead up to drilling Braveheart-1.

Interests in the Braveheart Joint Venture permits at the end of the quarter were:
Braveheart Resources Pty Ltd (subsidiary of Exoil Limited)	25.375%
Braveheart Petroleum Pty Ltd (subsidiary of Batavia Oil & Gas Pty Ltd)	25.375%
Browse Petroleum Pty Ltd (subsidiary of Gascorp Australia Pty Ltd)	27.500%
Braveheart Oil & Gas Pty Ltd (subsidiary of Australia Oil & Gas Corporation)	14.500%
Braveheart Energy Pty Ltd (subsidiary of Goldsborough Limited)	7.250%

Through Hawkestone, the participants  in the Joint Venture contracted the services of Australian Drilling Associates Pty Ltd to provide project management support the conduct of Braveheart-1 drilling operations and has gained access to one drilling slot in a group sponsored multi-well drilling program utilising the semi-submersible drilling rig, the Songa Venus.  The drilling slot is to be used for the drilling of the Braveheart 1 well, anticipated in late 2009.

The Braveheart prospect is now drill-ready, subject to obtaining of all final government, environment and permit-related approvals.  The Braveheart prospect is a postulated strategraphic trap covering an area of more than 300 kms², with scope for large prospective resources potential.  The feature was delineated through AVO analysis and is in a water depth of about 125m, with the target at 2200m.

The Braveheart Prospect reservoir target is submarine fan sandstones.  The target was first defined on the Braveheart 2D seismic acquired in 2005/6 and further confirmed on the Braveheart Infill 2D seismic acquired in 2008.  It comprises a prominent amplitude anomaly that was shown to possess an amplitude versus offset (AVO) anomaly, suggestive of (but not definitive of) the presence of hydrocarbons.  This high amplitude area corresponds to the thickest part of the interpreted isopach, which is estimated to represent 32m of potential reservoir sandstone.

A large amount of AVO analysis and testing over a considerable time was performed on the seismic data.  While not conclusive, a possible hydrocarbon content can be inferred from the AVO response.  Particularly encouraging was that the AVO response terminated at the same two-way-time at both the top and the bottom of the sedimentary unit, suggestive of a common hydrocarbon-water contact but, again, not definitive.

Cornea Joint Venture – WA-342-P

The Cornea Joint Venture comprises the interests held in WA-342-P, which is adjacent to WA-332-P and WA-333-P.

On October 22, 2007, the Joint Venture lodged a request for a variation of the permit WA-342-P so that instead of drilling a well in Year-5 the permit would require geotechnical studies, while Year-6 of the permit would require reprocessing 1000 kms² of the existing 3D seismic data set.  Such variation of the permit has been granted, with Year-6 of the permit commencing on November 28, 2009.

The joint venture has carried out extensive studies as to prospectivity of the known Cornea gas/oil accumulation, where it is postulated that there is scope for recovery of prospective resources of between 40 million and 90 million barrels of oil, if our geological concepts and assumptions are correct.  However, the challenges at Cornea include a low permeability reservoir with difficult to model production characteristics and the long, narrow shape of the field.

Cornea represents an opportunity to invest in an appraisal drilling campaign with the possibility of development, if the geological assumptions are correct and if initial and subsequent appraisal drilling objectives are realised.  The plan for Cornea is to now drill a vertical exploration/appraisal well in the predicted best sands and conduct well-designed tests to define oil and gas contacts.  Conditional on a positive outcome, a subsequent horizontal appraisal well could be undertaken to determine production possibilities.  An initial successful appraisal well would also provide a focus for economic analysis and the applicability of various methods for funding a development, including subsequent capital raising and/or joint development (part sale or farmout).  An appraisal and field development strategy for Cornea would be prepared, if appropriate.

In anticipation of the drilling of the Cornea-3 appraisal well, the various joint venture participants transferred their interests to new wholly-owned subsidiaries.

Participants in the Cornea Joint Venture at the end of the quarter were:
Cornea Resources Pty Ltd (subsidiary of Exoil Limited) (Operator)	29.75%
Cornea Petroleum Pty Ltd (subsidiary of Batavia Oil & Gas Pty Ltd)	29.75%
Coldron Pty Ltd(subsidiary of Gascorp Australia Pty Ltd)	15.00%
Cornea Oil & Gas Pty Ltd (subsidiary of Australia Oil & Gas Corporation)	17.00%
Cornea Energy Pty Ltd (subsidiary of Goldsborough Limited)	8.50%

The Cornea Joint Venture have engaged the services of Australian Drilling Associates Pty Ltd to provide project management services to support the conduct of Cornea-3 appraisal drilling operations and have taken by assignment a drilling slot in a group sponsored multi-well program utilising the semi-submersible drilling rig, the Songa Venus.  The drilling slot is for the drilling of a vertical appraisal well into the postulated Cornea oil rim, anticipated in late 2009/early 2010.

Evaluation of the Cornea-3D seismic data set has indicated that significant oil resources may exist within better quality sand units that could be developed with multi-lateral, horizontal wells.  Before such a development can be considered, the production flow rates of these reservoirs need to be proved, as do the location of the transition zone and free water level.

The purpose of drilling Cornea-3 is to acquire modern, high quality nuclear magnetic resonance (NMR) logs within the reservoir sands to obtain more accurate information on reservoir porosity, especially productive porosity and permeability, as well as hydrocarbon saturation and the location of the transition zone and free water level.  The acquisition of better formation pressure measurements and formation fluid samples with a modular formation pressure tester tool (“MDT”), including possible flow test from a dual packer MDT, are planned.  Data from the Cornea 3 appraisal well will be used to plan a subsequent horizontal appraisal well and to evaluate the commerciality of the field, and ultimately a field development plan, if found appropriate.

BONAPARTE BASIN INTERESTS, OFFSHORE FROM THE NORTHERN TERRITORY OF AUSTRALIA – NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72

The Timor Sea covers a huge area underlain by the Bonaparte sedimentary basin made up of various geological segments, with potential for new hydrocarbon discoveries. The region has a long history of exploration activity and discovery and has become a focus for domestic and international petroleum exploration and development activities. There have been numerous oil, gas/condensate and gas discoveries to the north west in the region of the permits, including the Laminaria, Corallina and Bayu-Undan fields.  The giant gas fields of Greater Sunrise, Evans Shoal, Caldita and Barossa are to the north and east of the permits. Recent Plover Formation discoveries have been made in the Heron-2 well and the Blackwood-1 well, in permit NT/P68 immediately north of NT/P63 and immediately south of NT/P65.

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

National Gas Consortium - NT/P62, NT/P63, NT/P64, NT/P65, NT/P71 and NT/P72

On April 12, 2006, we completed the acquisition of 100% of Nations Natural Gas Pty Ltd (Nations). The acquisition of Nations was entered into on September 10, 2004 and made in order to acquire a 30% interest in the initial four permits of the National Gas Consortium, being permits, NT/P62, NT/P63, NT/P64 and NT/P65 (“Timor Sea Permits”), located in the Australian sector of the Timor Sea, offshore from the Northern Territory.

Nations, on June 15, 2006, agreed to farmout 6% of its 30% interest in each of the Timor Sea Permits to NGA (leaving Nations with a net 24% interest) in return for the acquisition and funding by NGA of Nations 30% share of the new Sunshine 2D seismic survey (887 kms) and Kurrajong 2D seismic survey (3,291 km), which were acquired in November 2006.

Nations, on June 16, 2008, agreed to a further farmout of 3% of its 24% interest in each of the Timor Sea Permits to NGA (leaving Nations with a net 21% interest) in return for expenditure of AUD$1.6 million by NGA on Joint Venture exploration costs. The cost of the Company’s share of the Sunshine and Kurrajong surveys has been met entirely by NGA.

On August 8, 2006, Nations, together with the other joint venturers in the National Gas Consortium were granted petroleum exploration permits NT/P71 and NT/P72 for an initial 6-year term.  Permits NT/P71 and NT/P72, which cover a total area of approximately 17,380 km² (4,294,772 acres), are located in the Australian sector of the Timor Sea, and are held by the National Gas Consortium, which holds the contiguous NT/P62, NT/P63 and NT/P64 permits to the immediate west.

The National Gas Consortium then held six permits aggregating approximately 32,255 km² (7,970,533 acres) namely, NT/P62, NT/P63, NT/P64, NT/P65, NT/ P71 and NT/P72, all within jurisdiction of Australia.

The participants in the National Gas Consortium then were:

%
National Oil & Gas Pty Ltd (Operator)	24.5
Australian Natural Gas Pty Ltd	24.5
National Gas Australia Pty Ltd	30.0
Nations Natural Gas Pty Ltd (AOGC subsidiary)	21.0

Interests in the permits NT/P63, NT/P64, NT/ P71 and NT/P72 as at the end of the quarter are as per the holdings shown above for the National Gas Consortium.

Sunshine Joint Venture and Mimosa Joint Venture – NT/P65 and NT/P62

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

Following these farmins the interests in NT/P62 and NT/P65 are:

%
Gascorp Australia Pty Ltd	12.500
National Oil & Gas Pty Ltd (Operator)	21.4375
Australian Natural Gas Pty Ltd	21.4375
National Gas Australia Pty Ltd	26.25
Nations Natural Gas Pty Ltd (AOGC subsidiary)	18.375

Crocodile Joint Venture - Eastern Bonaparte Basin - NT/P70

On October 10, 2005, the Australian Government granted petroleum exploration permit NT/P70, for a 6-year term. The Company initially held a 100% interest in the permit and now holds an 80% interest as the result of farmout (see below).

NT/P70 covers an area of 7,370 km² (1,821,200 acres) and is located in the eastern Timor Sea, about 300 km north of Darwin, and 250 km northeast of the proposed Darwin to Bayu-Undan gas pipeline. The Greater Sunrise, Evans Shoal, Barossa and Caldita gas accumulations are located to the west and southwest of the NT/P70 permit area.

There have been no wells drilled in the permit.

AOGC agreed on June 15, 2006, to farmout 20% of its 100% interest in NT/P70 to NGA in return for the acquisition and funding by NGA of the cost of acquisition of a new 800 line km Crocodile 2D seismic survey in the NT/P70 permit. Subsequently AOGC has agreed to transfer it’s 80% interest to it’s wholly owned subsidiary, Alpha Oil & Natural Gas Pty Ltd.

The equity participants in the NT/P70 Joint Venture at the end of the quarter are:

%
Alpha Oil & Natural Gas Pty Ltd (AOGC Subsidiary) (Operator)	80.0
National Gas Australia Pty Ltd	20.0

In NT/P70 we have obtained a range of pertinent existing reports and open file seismic data and, together with the Crocodile 2D seismic data, have mapped, interpreted and revised analyses and concepts for the area.  We have decided not to acquire 300 km² of new 3D seismic survey as, from the seismic data we acquired, we have been unable to confirm our initial perceptions of the viability of either the Crocodile feature or the Warawi feature which have been the major focus of our work in NT/P70.  They are the only features that we have identified as having any merit.

The NT/P70 permit has previously been offered for farmout, with a number of international companies having considered the acreage without any proposal having been received.

Stillwater Joint Venture - NT/P73

On March 27, 2007, the Australian Government granted our subsidiary, Alpha, a petroleum exploration permit, NT/P73, for an initial 6-year term.  NT/P73 is located to the immediate south west of NT/P70 and covers an area of 6,815 km² (1,683,300 acres). The Barossa and Caldita gas accumulations are located to the west of the NT/P73 permit area.

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

Our work to date has focused on the Stillwater feature of the NW corner of NT/P73.  We reached agreement with ConocoPhillips with respect to our right to approximately 200 kms² of 3D data acquired by ConocoPhillips in the NW corner of our NT/P73, most of which covers the highly interesting Stillwater feature, which sits en enchelon with the Caldita feature, located in the adjacent permit held by ConocoPhillips and Santos.  This data has been expressed in 2D format, exceeding 2000 line kms, thus meeting our third permit-year obligation.

On April 3, 2009 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd, sold “information” in the NT/P73 exploration permit to Gascorp Australia Pty Ltd (Gascorp) for $249,935 (AUD$350,000).  That information has been used by Gascorp to investigate a proposal to take up to a 35% interest in the permit.  Gascorp Australia Pty Ltd is an affiliate company of Mr. EG Albers.

Gascorp had previously advised that it would take up this 35% interest and is in the process of entering into a formal arrangement to do so.

The NT/P73 permit has been offered for farmout.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2009, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

Management’s Report on Internal Control over Financial Reporting

The management of Australian Oil and Gas Corporation (“the Company”) is responsible for (1) the preparation of the accompanying financial statements; (2) establishing and maintaining internal controls over financial reporting; and (3) the assessment of the effectiveness of internal control over financial reporting. The Securities and Exchange Commission defines effective internal control over financial reporting as a process designed under the supervision of the company’s principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

As of September 30, 2009, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of September 30, 2009.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Part 11.  OTHER INFORMATION

Item 5.  Other Information

Reports on Form 8-K

During the quarter ended September 30, 2009, no reports on Form 8K were filed.  On October 26, 2009, the Company filed a Report on Form 8K relating to the sale of the Company’s interest in Exploration Permit AC/P33.

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
November 10, 2009