Form 10-K
period 2009-12-31
AUSTRALIAN OIL & GAS CORP
filed 2010-03-31
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-26721

AUSTRALIAN OIL & GAS CORPORATION
(Name of small business issuer in its charter)

Delaware	84-1379164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 21, 500 Collins Street Melbourne Victoria Australia	3000
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (61-3) 8610 4700	Website: www.ausoil.com

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:
Common stock - $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the voting shares of the registrant (based on the closing price reported by the OTC Bulletin Board on or before December 31, 2009), held by non-affiliates was $616,937. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily conclusive.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☒  No ☐

As at March 31, 2010, 45,650,531 shares of common stock were outstanding.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.	Business:

Business Development
Description of Business
Oil and Gas Interests
Reserve Estimates
Production
Productive Wells and Acreage
Underdeveloped Acreage
Drilling Activity
Current Activities and Plans
Competitive Factors
Environmental Compliance and Risk
Employees

Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers Of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitive and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accountant Fees and Services

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Signatures
Financial Statements
Certifications
Exhibits

Forward Looking Statements

References in this report to “the Company”, “we”, “us”, “AOGC”, or “our” are intended to refer to Australian Oil & Gas Corporation. This annual report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act). Readers of this annual report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

Nations Natural Gas Pty Ltd itself now has a wholly owned Australian subsidiary, Napoleon Nations Gas Pty Ltd (which it is planned may hold the joint venture interest in the National Gas Consortium Joint Venture). Napoleon Nations Gas Pty Ltd was incorporated in Australia on July 17, 2009.

AOGC’s goal is to grow a profitable oil and gas company for the long-term benefit of our shareholders.  Our strategy is to build a portfolio of core exploration acreage which provide growth opportunities through grass-roots exploration activity, including the acquisition of seismic surveys and subsequent drilling.

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

•
Our success in acquiring gas prospective acreage is expected to provide opportunities to farmout and joint venture with other established oil and gas companies, as well as the possibility to joint venture with them in additional exploratory prospects;

•	We possess a significant exploration acreage portfolio in the Browse Basin and Bonaparte Basin region offshore Australia (see “Oil and Gas Interests and Properties” below);
•	We are intent on building a broad-based team with significant experience in the use of structural geology, augmented by 3D seismic technology, and in drilling prospects.
•	We own or have rights to an extensive seismic database, including 6,500 km² of new 2D seismic and some 3,500 km² of 3D seismic data;
•	We are conducting intensive evaluations of our acreage and are in the process of identifying exploration prospects, some of which are high-risk, high-potential, gas and oil prospects.

        We have focused on the Bonaparte Basin and Browse Basin region because:

•	We have acquired a significant permit portfolio in these regions;
•	We have developed significant expertise and have an extensive database of information about the geology and geophysics of this region;
•	We believe there are significant reserves in this region that have not yet been discovered; and
•	The construction of infrastructure for efficiently developing, producing, transporting and processing natural gas is being actively promoted or has been initiated in the region by others.

Background to Australian Offshore Permits

    To gain control of offshore exploration areas in Australia, a Petroleum Exploration Permit (“Permit”) must be granted by the Designated Authority, acting pursuant to the Offshore Petroleum and Greenhouse Gas Storage Act 2006 of the Commonwealth of Australia (“the Act”). A Permit provides rights to the holder to undertake exploration, including seismic surveys and drilling, in the defined area of a Permit.  A Permit is granted for an initial six year period.  Under the terms of a Permit, the exploration work program nominated for the first three years must be met.  The Permit holder may withdraw from the Permit after the third permit year, or at the end of any subsequent Permit year, provided that all the exploration work obligations up to the date of withdrawal have been met.

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

A Permit is granted by the Designated Authority following a competitive tender program, based on the best work program offered. The experience of the directors and the technical and financial resources of the applicant are taken into consideration before a decision is made. The Company considers that it satisfies the Designated Authority’s requirements and believes that in the future it will be able to secure acreage.  We have already acquired interests in a number of Permits (See Item 2 – Properties).  Our President, Mr. Ernest Geoffrey Albers, has a track record in successfully bidding for exploration permits, and of subsequently progressing through farmout and exploration with major international companies.

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

When we require further funds for our programs, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, interest of industry in co-participation in our programs and share market conditions.  It is our intention to meet our funding obligations by either partial sale of our interests or farm-out, either to third parties or to entities sponsored by the Company, the latter course of action being a vital part of management’s overall strategy.  It is also part of our plan that funds could be raised by further issues of stock or the promotion of new companies for this purpose. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

Oil and Gas Interests

The Company holds interests in 11 petroleum exploration permits in the offshore areas adjacent to Australia.

Permit	Geological Basin/Sub Basin	Percentage Held	Joint Venture Name

AC/P33	Vulcan	7.5%(i)	Oliver
AC/P35	Vulcan	15%	Vulcan
AC/P39	Vulcan	15%	Nome
WA-322-P	Browse	17%	Braveheart
WA-323-P	Browse	17%	Braveheart
WA-342-P	Browse	17%	Cornea
NT/P62	Bonaparte	21%	National Gas Consortium
NT/P65	Bonaparte	21%	National Gas Consortium
NT/P71	Bonaparte	21%	National Gas Consortium
NT/P72	Bonaparte	21%	National Gas Consortium
NT/P73	Bonaparte	100%	Stillwater

(i)	Permit Interest sold February 18, 2010.

See Item 2 “Properties” of this report for more information concerning our intentions and our past and recent exploration activities with respect to our oil and gas interests.

Reserve Estimates

    The Company has no oil and gas reserves at the present time.

Production

    The Company has had no oil and gas production to date.

Productive Wells and Acreage

    The Company has no productive wells or productive acreage at the present time.

Underdeveloped Acreage

    See Item 2 “Properties” of this report for further information concerning our oil and gas interests.

Drilling Activity

    We and our joint venturers drilled Cornea-3 in WA-342-P in December 2009 and Braveheart-1 in WA-333-P in January 2010.

Current Activities and Plans

    Our current activities relate solely to our participation in oil and gas exploration in the offshore areas of Australia, as described above. (For more information with respect to our current activities and plans see also Item 2 - “Properties”).

Competitive Factors

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

Employees

As of December 31, 2009, we employed four persons, namely the three directors, and one other person, each on a part time basis.  Additionally, we retain consultant geologists and other geo-scientists on a contract or fee basis, as and when their services are required.

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

Exploration, production and sale of oil and natural gas are subject to extensive Australian laws and regulations, including the Offshore Petroleum and Greenhouse Gas Storage Act 2006 (Commonwealth of Australia) and all regulations, directions and guidelines made thereunder. We may be required to make large expenditures to comply with our permit obligations and governmental regulations.  Matters subject to such obligations and regulation include:

•	permit work program requirements;
•	environmental approvals;
•	seismic work program approvals

•	permits for drilling operations;
•	drilling bonds;
•	development and production approvals;
•	unitization and pooling of properties; and
•	taxation.

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

We may depend on industry partners and could be seriously harmed if they do not perform satisfactorily, a matter which is usually not within our control.

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

Following implementation of our acquisition strategy we now hold interests in 11 Petroleum Exploration Permits granted by the Commonwealth of Australia. With one exception, they are held in joint venture with other parties.

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

Oliver Joint Venture (AC/P33)

Our wholly owned subsidiary, Vulcan, following farmout of drilling and development commitments made by Stuart (see below), until the recent sale (see below) held a 7.5% interest in the Oliver Joint Venture permit, AC/P33, in joint venture with Stuart (50%), the designated operator, and our joint venture affiliates; Petrocorp Australia Pty Ltd (“Petrocorp”) (12.5%), Natural Gas Corporation Pty Ltd (NGC) (15%) and Auralandia N.L. (Auralandia) (15%).

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

On February 18, 2010 Vulcan completed the sale of its 7.5% interest in AC/P33 to a wholly-owned subsidiary of PTT Exploration and Production Public Company Limited, a major Thailand petroleum exploration and production company. Vulcan recovered $ 4,244,679 for its 7.5% interest. These proceeds will be utilized in meeting a large proportion of our obligations to the Braveheart Joint Venture and Cornea Joint Venture with respect to the costs associated with the recent drilling of the Braveheart-1 well and Cornea-3 well.

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

Our geological evaluation of this permit during the quarter saw the development of the Fairfax feature as a focus of our exploration efforts in AC/P35.  The Fairfax feature was not within the area of coverage of the Onnia 3D survey, being in the west of AC/P35 and being covered only by some older seismic lines acquired by previous explorers.  We saw the potential for the Fairfax feature to be a possible mirror-image of the Oliver oil/gas accumulation.  In order to better understand the feature and to advance it to lead status, we decided to acquire a 2D seismic survey to infill the existing data bank and to constrain the south-western end of the feature.  The Fairfax 2D seismic was completed during the year, with approximately 275 kms of new high quality 2D acquired, utilizing Bergen Offshore’s BOS Atlantic vessel.  The joint venture plans to co-process the new acquisition and some of the pre-existing seismic lines which are already held over the Fairfax feature.

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

However, subsequently, as a condition to agreeing to Stuart’s arrangement with PTT in relation to AC/P33, the joint venture participants insisted that Stuart relinquish all rights to AC/P35, which has occurred.

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

18

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

Separate new operating agreements were entered into for WA-332-P and WA-333-P (Braveheart) and WA-342-P (Cornea).

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

On April 3, 2009 the Browse Joint Venture was also granted a 12-month suspension and extension of Year 5 of the WA-333-P permit in order to allow additional time for the drilling of the Braveheart-1 well in WA-333-P. The Joint Venture entered into a contract with a drilling vessel management company, as a result of which the Braveheart-1 well commenced drilling on the Braveheart feature in late 2009. Year-5 of WA-333-P ends on March 31, 2010.

The participants in each of the WA-332-P and WA-333-P permits formed new 100% owned subsidiary companies and transferred their respective interests in the Braveheart Joint Venture to such wholly owned subsidiaries.  Alpha incorporated Braveheart Oil & Gas Pty Ltd as a wholly owned subsidiary to which it has assigned its residual 17% interest in each of these Permits.  The Joint Venture adopted the new name of the “Braveheart Joint Venture” and entered into a new joint venture operating agreement on 21 October 2009 and confirmed the appointment of Hawkestone Oil Pty Ltd (a subsidiary of Exoil Limited) as operator.

The participants had previously farmed out a further 12.5% interest in the Braveheart Permits to Gascorp Australia Pty Ltd in return for that company meeting all of the costs for the planning services of Australian Drilling Associates Pty Ltd in the lead up to drilling Braveheart-1.

19

These two permits are held by the Braveheart Joint Venture, consisting of the following parties:

Moby Oil & Gas Limited	26.4375%
Braveheart Resources Pty Ltd (subsidiary of Exoil Limited)	25.3750%
Browse Petroleum Pty Ltd (subsidiary of Gascorp Australia Pty Ltd)	20.1875%
Braveheart Oil & Gas Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	14.5000%
Braveheart Energy Pty Ltd (subsidiary of Goldsborough Limited)	7.2500%
Braveheart Petroleum Pty Ltd (subsidiary of Batavia Oil & Gas Pty Ltd)	6.2500%

The Operator of the Braveheart Joint Venture is Hawkestone.

Between the December 29, 2009 and (post the end of the year) the January 18, 2010, the Braveheart-1 exploration well was drilled into the Braveheart Prospect by the Songa Venus semi-submersible rig from a location within WA-333-P.  The Braveheart Prospect straddled the two permits.

During the course of drilling operations on January 13, 2010, the well penetrated the targeted Lower M.australis sandstone.  After the conduct and analysis of wireline logging operations, it was established that the targeted sandstone interval extended over a gross interval of 30 metres.  Within that gross sandstone interval there were net porous sands of 22.7 metres, estimated as having an average total porosity of 28.7% - see figure below entitled “M.australis sandstone interval in Braveheart-1”.

While there was some evidence of residual hydrocarbons at the top of the reservoir interval, most of the cleaner sands were water filled.  While this result was disappointing, the well results have validated the depositional model relied upon to support the presence of a high quality reservoir interval at the Braveheart Prospect.
Steps were taken to complete the conduct of further data gathering actions after which the well was plugged and abandoned as a dry hole.

Cornea Joint Venture – WA-342-P

The Cornea Joint Venture comprises the interests held in WA-342-P, which is adjacent to WA-332-P and WA-333-P.

On October 22, 2007, the Joint Venture lodged a request for a variation of the permit WA-342-P so that, instead of drilling a well in Year-5, the permit would require geotechnical studies, while Year-6 of the permit would require reprocessing 1000 kms² of the existing 3D seismic data set.  Such variation of the permit has been granted, with Year-6 of the permit commencing on November 28, 2009.

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

This permit is held by the Cornea Joint Venture consisting of the following parties.

Moby Oil & Gas Limited	22.375%
Cornea Oil & Gas Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	17.000%
Cornea Resource Pty Ltd (subsidiary of Exoil Limited)	16.750%
Cornea Petroleum Pty Ltd (subsidiary of Batavia Oil & Gas Pty Ltd)	14.875%
Cornea Energy Pty Ltd (subsidiary of Goldsborough Limited)	8.500%
Octanex N.L.	8.000%
Coldron Pty Ltd (subsidiary of Gascorp Australia Pty Ltd)	7.500%
Auralandia N.L.	5.000%

The Operator of the Cornea Joint Venture is Exoil’s wholly-owned subsidiary, Hawkestone Oil Pty Ltd (“Hawkestone”).

The Cornea Joint Venture engaged the services of Australian Drilling Associates Pty Ltd to provide project management services to support the conduct of Cornea-3 appraisal drilling operations and took by assignment a drilling slot in a group sponsored multi-well program utilising the semi-submersible drilling rig, the Songa Venus.

Between the 11th and 28th of December 2009, the Cornea-3 appraisal/exploration well was drilled into the known Cornea oil and gas accumulation by the Songa Venus semi-submersible rig

Late on 24 December 2009 the Cornea-3 well penetrated the targeted Middle Albian and Lower Jamieson Formation B and C sand reservoir interval, 2.2 metres deeper than predicted, but, as planned, just below the predicted gas oil contact.  The well was then deepened to penetrate exploration targets in the Early Albian and Aptian of the Lower Heywood Formation before terminating at a total depth of 910.6 metres (measured depth below rotary table or MDRT).  The data obtained while drilling indicated the intersection of a hydrocarbon bearing column in the Middle Albian, Lower Jamieson Formation.  The exploration targets in the Lower Heywood Formation did not contain hydrocarbons.

The objectives of the Cornea-3 well were to define the location of hydrocarbon contacts and to obtain data relating to the potential reservoir qualities of the Middle Albian and Lower Jamieson Formation.

Following the conclusion of drilling, a series of logs were run, including a Magnetic Resonance log, as conventional logging tools are unable to resolve the reservoir properties due to the glauconitic nature of the rocks.  In addition, a wireline formation tester was run to assess the pressure within the reservoir and to take fluid samples.

The results of drilling and logging can be summarised as follows.

1.           An oil column of 20.4m was intersected between the gas oil contact at 785.6m MDRT and the free water level (as defined by pressure data) at 806m MDRT.  The logging has established a clear oil and water gradient – a significant improvement on the position known before the well was drilled.  This will better enable the assessment of the aggregate quantity of hydrocarbons across the greater Cornea feature.

2.           Extensive efforts were made to sample the oil, but the unconsolidated nature of the reservoir meant that, on every attempt, the test MDT tools became blocked with sand preventing fluid sampling.  The failure to recover fluid samples was somewhat disappointing, but oil samples had been obtained by the previous operator.

3.           A considerable number of pressure testing results were obtained which enabled the establishment of oil and water gradients and hydrocarbon contacts.

4.           The condition of the hole through the hydrocarbon bearing section was excellent and enabled the recovery of high quality log data from the Magnetic Resonance tool.  These data are now being analysed to deduce reservoir porosity, permeability, water saturation and oil viscosity.

Overall, the results of Cornea-3 have, for the first time, clearly defined the location of an oil column.  As already noted, the condition of the hole through the reservoir section was excellent.  A great deal has been learned about how future wells can be drilled in the greater Cornea feature.  This has given the Cornea Joint Venture confidence about the ability to drill subsequent horizontal wells through the reservoir section.

Looking forward, the data obtained from Cornea-3 will enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy now that an oil column has been proved and that good data relating to the potential reservoir performance has been obtained.

Following the logging, Cornea-3 was plugged and abandoned as planned.  The Songa Venus rig was then towed to the Braveheart-1 location in WA-333-P where that well was spudded on 29 December 2009 – refer to immediately preceding section.

BONAPARTE BASIN INTERESTS, OFFSHORE FROM THE NORTHERN TERRITORY OF AUSTRALIA – NT/P62, NT/P63, NT/P64, NT/P65, NT/P70, NT/P71, NT/P72 and NT/P73

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

Nations, on June 16, 2008, agreed to a further farmout of 3% of its 24% interest in each of the Timor Sea Permits to NGA (leaving Nations with a net 21% interest) in return for expenditure of AUD$1.6 million by NGA on Joint Venture exploration costs. The cost of the Company’s share of the Sunshine and Kurrajong surveys was met entirely by NGA.

On August 8, 2006, Nations, together with the other joint venturers in the National Gas Consortium, were granted petroleum exploration permits NT/P71 and NT/P72 for an initial 6-year term.  Permits NT/P71 and NT/P72, which cover a total area of approximately 17,380 km² (4,294,772 acres), are located in the Australian sector of the Timor Sea, and are held by the National Gas Consortium, which holds the contiguous NT/P62, NT/P63 and NT/P64 permits to the immediate west.

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

During the year the National Gas Consortium relinquished NT/P63 and NT/P64.

Interests in the permits NT/P71 and NT/P72 as at the end of the year as per the holdings shown above for the National Gas Consortium.

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

Following these farmins the interests in each of NT/P62 and NT/P65 are:

%
Gascorp Australia Pty Ltd	12.500
National Oil & Gas Pty Ltd (Operator)	21.4375
Australian Natural Gas Pty Ltd	21.4375
National Gas Australia Pty Ltd	26.2500
Nations Natural Gas Pty Ltd (AOGC subsidiary)	18.3750

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

The NT/P70 permit had previously been offered for farmout, with a number of international companies having considered the acreage without any proposal having been received.

The NT/P70 permit was relinquished during the year.

Stillwater Joint Venture - NT/P73

On March 27, 2007, the Australian Government granted our subsidiary, Alpha, a petroleum exploration permit, NT/P73, for an initial 6-year term.  NT/P73 covers an area of 6,815 km² (1,683,300 acres). The Barossa and Caldita gas accumulations are located to the west of the NT/P73 permit area.

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

ITEM 3.  LEGAL PROCEEDINGS

    None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the period covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

    Our common stock is not traded on an exchange but is quoted on the OTC Bulletin Board under the trading symbol “AOGC.OB”. The prices set forth below reflect the quarterly high and low bid prices for shares of common stock for the past two years.  These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Period	High Sale or Bid	Low Sale or Bid
1st Quarter 2008	$0.08	$0.04
2nd Quarter 2008	$0.06	$0.04
3rd Quarter 2008	$0.11	$0.05
4th Quarter 2008	$0.13	$0.02

1st Quarter 2009	$0.10	$0.05
2nd Quarter 2009	$0.06	$0.04
3rd Quarter 2009	$0.20	$0.05
4th Quarter 2009	$0.10	$0.04

    As at December 31, 2009, there were 4 market makers in our common stock.

    As at December 31, 2009, there were approximately 212 holders of record of our common stock.

    The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. There can be no assurance that we will ever pay cash dividends.

Recent Sales of Unregistered Securities

    During the past two years, without registering the securities under the Securities Act of 1933, the Company has issued following securities:

    On January 18, 2008, 1,500,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as an exhibit to the 2006 Form 10-KSB.

    On June 24, 2008, 3,650,000 shares of common stock were issued to Great Missenden Holdings Pty Ltd resulting from conversion of Unsecured Notes held by that company.

    On March 26, 2009, 2,400,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as an exhibit to the 2008 Form 10-K.

    On December 23, 2009, 2,200,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as an exhibit to this 2009 Form 10-K.

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

    We derived our historical information from our audited financial statements as of December 31, 2005, 2006, 2007, 2008 and 2009. The historical results included below and elsewhere in this document are not indicative of our future performance.

	Years Ended December 31,
	2005	2006	2007	2008	2009
Operating revenues	-	-	-	-	-
Interest expense	21	341	29	17	8
Net income (loss)	(606)	592	(815)	(389)	(491)
Net income (loss) per share (1)	(0.01)	0.02	(0.02)	(0.01)	(0.01)
Total assets	92	737	484	9	2,974
Long-term debt	250	276	305	-	206

(1)  Basic and fully diluted loss per share is based on the weighted average number of shares of our common stock outstanding during each year: 27,369,021 in 2005 and 33,212,561 in 2006 and 36,467,152 in 2007 and 40,052,317 in 2008 and 44,281,575 in 2009). NOTE: Basic and diluted earnings per share are the same in loss years.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Australian Oil & Gas Corporation is an independent energy company focused on exploration and development of oil and natural gas reserves.  Our core business is directed at the acquisition of interests in oil and gas prospects in the off-shore areas in Australia’s territorial waters.  Since August 2003, when current management began operating the company, we have not conducted any substantive revenue generating business operations. Management has identified opportunities in oil and gas exploration in Australia, has acquired permits authorizing the exploration for petroleum, has carried out geological and geophysical programs, including the acquisition of seismic data.  It has not yet made any decision as to the company’s future operations other than as disclosed elsewhere herein.

We rely on the considerable experience in the oil and gas industry of our President, Mr.E.G.Albers, and our consultants to identify and conduct initial geological analyses of properties in which we acquire an interest.  We have devoted essentially all of our resources to the identification and acquisition of large - tract oil and gas properties and seek to keep our overhead at a minimum level through the retention of carefully selected consultants, contractors and service companies.  We use proven modern technologies to evaluate properties and prospects.  Generally, we expect to invest in projects at different percentage levels of participation, with our intention being to spread risk and to reduce the Company’s financial commitments through either farmout or sale.

To date, together with certain other affiliated joint venturers, the Australian authorities have awarded us interests in 11 Petroleum Exploration Permits.

Liquidity and Capital Resources

The following table reflects our working capital position at December 31, 2008 and 2009:
	2008	2009
Current assets	$9	$6
Current liabilities	$392	$3,478
Working capital	$(383)	$(3,472)
Current ratio	0.02	0.002

In order to fund on-going administration and the cost of acquisition of interests, the Company has previously largely relied on infusions of cash through the advances of Great Missenden Holdings Pty Ltd, an affiliated company associated with our President, Mr.E.Geoffrey Albers.  To date, we have also relied upon farmins from National Gas Australia Pty Ltd and Gascorp Australia Pty Ltd (both affiliated companies associated with Mr Albers) by way of farmout to fund a significant proportion of our preliminary seismic and associated obligations.  When we require further funds, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, the interest of industry in co-participation in our programs, stock market and oil and gas market conditions.  When additional funds for exploration are required, our strategy to meet our obligations by either partial sale of our interests or farm out, the latter course of action being a vital part of managements overall strategy.  We would also look to further issues of stock or the promotion of new companies formed for the purpose of funding exploration within our permit interests.  Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

    Our cash requirements for the next 12 months to support the operations are currently assessed to be approximately $275,000. This figure includes office administration of $75,000, and payments of approximately $200,000 for future exploration.  The Company has sufficient liquid capital to support its operations during the next twelve months.

    In addition, if the Company is to maintain its remaining portfolio of tenement interests then it will have to make future binding commitments to carry out specified work programs in order to meet permit terms.  We may also elect to carry out exploration over and above our minimum permit commitments or enter into new projects with expenditure obligations.

    Expenditure commitments include obligations arising from the minimum work obligations for the initial 3 year period of exploration permits and thereafter commitments made annually.  Minimum work obligations, may, subject to negotiation and approval, be varied or suspended or extended.  They may also be satisfied by farmout, sale, relinquishment or surrender of a permit.

    However, if the Company requires further funds, the Company can seek the farmout or sale of permit interests, or the sponsorship of new companies for this purpose, or through the sale of additional shares of our common stock.

    On February 17, 2009 the Company signed a Line of Credit agreement with Great Missenden Holdings Pty Ltd, for $250,000 of which $200,000 has been drawn down.

    On February 18, 2010 AOGC’s wholly owned subsidiary, Vulcan Australia Pty Ltd (“Vulcan”) completed the sale of its 7.5% interest in AC/P33 to a wholly-owned subsidiary of PTT Exploration and Production Public Company Limited, a major Thailand petroleum exploration and production company. Vulcan recovered $ 4,244,679 for its 7.5% interest. These proceeds will be utilized in meeting a large proportion of our obligations to the Braveheart Joint Venture and Cornea Joint Venture with respect to the costs associated with the recent drilling of the Braveheart-1 well and Cornea-3 well.

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

Undeveloped oil and gas properties:

We utilize the “successful efforts” method of accounting for undeveloped mineral interests and oil and gas properties.  Costs of carrying and retaining undeveloped properties are to be charged to expense when incurred.  Capitalized costs are to be charged to operations at the time the Company determines that no economic reserves exist. Proceeds from the sale of undeveloped properties are to be treated as a recovery of cost.  Proceeds in excess of the capitalized cost realized from the sale of any such properties, if any, are to be recognized as gain to the extent of the excess.

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events” which establishes general standards of accounting for, and the disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 12, Subsequent Events, for this additional disclosure.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative nongovernment U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual reporting periods ended September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact of the Company’s financial condition or results of operations, but will impact our financial reporting process by elimination all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

On December 21, 2008 the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. The adoption of this rules had no impact on the Company’s financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A   CONTROLS AND PROCEDURES

    As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

    As of December 31, 2009, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

    This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ E. Geoffrey Albers
E. Geoffrey Albers,
Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

ITEM 9B   OTHER INFORMATION.

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names of each of the executive officers of the Registrant and the position held:

Name	Age	Position
Ernest Geoffrey Albers	65	President, Treasurer and Director

William Ray Hill	59	Director, Vice President

Mark Anthony Muzzin	47	Director, Vice President

    Ernest Geoffrey Albers has been our President and Treasurer and a director since August 2003.  Mr. Albers is a company director with over 30 years experience as a lawyer and administrator in Australian corporate law, petroleum exploration and resource sector investment.  During this period Mr Albers has sponsored the formation of companies that have made the original Maari (Moki) oilfield discovery and development in New Zealand, the Yolla Gas/Condensate discovery in Bass Strait, the Evans Shoal gasfield discovery/ appraisal in the Timor Sea, the Oyong and Wortel gas/oil discoveries in Indonesia and the SE Gobe oilfield development in Papua New Guinea. He is a director of Australian publicly listed companies; Octanex N.L., Moby Oil & Gas Limited and Exoil Limited.  He is a member of the Petroleum Exploration Society of Australia and a Fellow of the Institute of Directors in Australia.

    W. Ray Hill has been a director of the Company since August 2003.  Mr. Hill founded Rocky Mountain Minerals, Inc. in 1978 and is currently a director. Mr. Hill is President and Director of The Zonia Company, an Arizona real estate development company.  Mr. Hill is the founder and President of Geowest Corporation, which is involved in the development and operation of a solid waste construction and demolition landfill.  In 1988 Mr. Hill founded Citizens Recycle & Collection, a solid waste hauling and Transfer Company, which was acquired by Waste Management, Inc. in 1996.

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

Board/Committee Matters
    The Company does not currently maintain separate standing committees, including an Audit, Nominating or Compensation Committee, of the Board of Directors, because of the small size of the Board and of the Company.  As a result, the entire Board of Directors acts as these Committees for the purpose of overseeing these functions, including the Company’s accounting and financial reporting processes, and the audits of the financial statements by our independent registered public accounting firm.

Board Attendance
    The Board of Directors met five times during the year ended December 31, 2009.  During 2009, each of the directors attended at least 100% of the total number of meetings of the Board of Directors.  It is the Company’s policy that, absent unusual or unforeseen circumstances, all of the directors are expected to attend annual meetings of stockholders.

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

Report of the Board, Acting as the Audit Committee
    The Board of Directors, acting as the Audit Committee, has prepared the following report for inclusion in this Annual Report.  The Board has the responsibility for reviewing the Company’s accounting practices, internal accounting controls and financial results and is responsible for the engagement of the Company’s independent auditors.  The Board met five times in 2009 and has reviewed and discussed the audited financial statements with the Company’s management.

    The Board has discussed with the independent auditors the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as may be modified or supplemented.

    The Board has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent auditors the independent auditors’ independence.

    Based on the review and discussions referred to in the foregoing three paragraphs, the Board of Directors determined that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the Securities and Exchange Commission.

 E. Geoffrey Albers
 Mark A. Muzzin
 W. Ray Hill

Dated:  March 31, 2010

THIS REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED TO BE FILED UNDER SUCH ACTS.

Code of Ethics

    The Board of Directors on March 28, 2007, adopted a code of ethics for the Company’s principal executive, financial and accounting officers. (See Exhibit 21 to the 2006 10KSB).

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

ITEM 11.   EXECUTIVE COMPENSATION

    Compensation awarded to, earned by, or paid to our sole executive officer whose compensation exceeded $100,000.

Summary Compensation Table for 2009

Nae and Principal Position	Year	Salary ($)	Stock Awards ($) *	Total ($)
E.G. Albers	2009	NIL	$88,000	$88,000
(CEO) President and Treasurer	2008	NIL	$127,000	$127,000

*   This amount is the grant date fair value of the shares issued.

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

Compensation Committee Report

     Given that no compensation has been paid to our directors and executive officers in our 2009 fiscal year, our Board of Directors has not reviewed or discussed the Compensation Discussion and Analysis set forth in Item 402(b) of Regulation S-K under the Securities Act with management; and has not recommended that such Compensation Discussion and Analysis be included in our Annual Report or proxy statement. This disclosure is being made by all members of our Board, being Messrs. Geoffrey Albers, Mark Muzzin, and William Ray Hill.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of shares of common stock by (i) any officer of our company, (ii) each director of our company, (iii) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Ernest Geoffrey Albers (3)	33,311,782	72.97
William Ray Hill	100,000	0.22
Mark Anthony Muzzin	0	0
All executive officers and directors as a group (3 persons)	28,811,782	73.19%

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

(2)	Percentages are based upon the total 45,650,531 outstanding shares of Common Stock at December 31, 2009, combined with the number of shares of Common Stock beneficially owned by each person or entity.

(3)	Includes shares of common stock registered in the names of Mr. Albers’ family members and affiliates.

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

With respect to Mr E.G. Albers, President, Treasurer and a director of AOGC and each of its subsidiaries including Alpha, Nations, Vulcan ,Braveheart and Cornea, transactions were entered into, in relation to:

       *           Great Missenden Holdings Pty Ltd: Mr. Albers is a director and shareholder of Great Missenden Holdings Pty Ltd.

For the year ended December 31, 2009, and the year ended December 31, 2008, respectively Great Missenden Holdings Pty Ltd charged $8,101 and $17,067 for interest on all advances during the year.

       *           Setright Oil & Gas Pty Ltd:  Mr Albers is a director and shareholder of Setright Oil & Gas Pty Ltd.   For the year ended December 31, 2009, and the year ended December 31, 2008, respectively, Setright Oil & Gas Pty Ltd charged the Company $15,372 and $54,951 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.  AOGC’s subsidiaries have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

       *           Oliver, Vulcan and Nome Joint Ventures: Mr. Albers is a director and shareholder in the joint venture participants with Vulcan Australia Pty Ltd (Vulcan) with regard to exploration permit ACP/33, ACP/35 and AC/P39; namely Petrocorp Australia Pty Ltd, Natural Gas Corporation Pty Ltd and Auralandia N.L.  Mr Muzzin is a shareholder in Auralandia N.L. As a result of incurring expenditures, the predecessor in title to Petrocorp Australia Pty Ltd earned an aggregate 25% interest in each of AC/P33, AC/P35 and AC/P39 (Vulcan Joint Venture), 5% of which was earned from AOGC subsidiary, Alpha (predecessor in title to Vulcan).

       *           Braveheart Joint Venture:  With regard to the Braveheart Joint Venture, Mr. Albers is a director and shareholder in each of Browse Petroleum Pty Ltd, Braveheart Petroleum Pty Ltd, Moby Oil & Gas Limited, Braveheart Energy Pty Ltd and Exoil Limited, the parent of Braveheart Resources Pty Ltd. He is a major shareholder in the parent of Braveheart Energy Pty Ltd.  All of these companies are the holders of the Braveheart Joint Venture.

       *           Cornea Joint Venture:  With regard to the Cornea Joint Venture, Mr. Albers is a director and shareholder in each of Coldron Pty Ltd, Cornea Petroleum Pty Ltd, Moby Oil & Gas Limited, Auralandia NL, Cornea Energy Pty Ltd, Octanex NL and Exoil Limited, the parent of Cornea Resources Pty Ltd. All of these companies are the holders of the Cornea Joint Venture.

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

       *           NT/P73 Stillwater Joint Venture.  With regard to the Stillwater Joint Venture, Mr Albers is a director and shareholder in Gascorp Australia Pty Ltd which has earned a 35% interest in NT/P73 in return for expending $249,935.

Mr. Mark A Muzzin, a director and Vice-President of AOGC is a shareholder in Exoil Limited, the parent of Braveheart Resources Pty Ltd and Cornea Resources Pty Ltd.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)           Audit Fees

Our principal accountant, Demetrius & Company L.L.C., billed us aggregate fees in the amounts of approximately $34,100 and $34,600 respectively for the fiscal years ended 2009 and 2008.  These amounts were billed for professional services that Demetrius & Company, L.L.C. provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)	Audit – Related Fees

There were no fees billed to us for the fiscal year ended December 31, 2009 for assurance and other services related to the performance of the audit or review of our financial statements.

(c)	Tax Fees

We paid $3,400 in tax fees for the fiscal year ended December 31, 2009 for tax compliance, tax advice, and tax planning.  For the year ended December 31, 2008, $3,800 was paid for tax compliance, tax advice and tax planning.

(d)	All Other Fees

Fees of $650 were billed to us for the dissolution of the two dormant US subsidiary companies during the fiscal year ended December 31, 2009. No other fees were paid for the year ended December 31, 2008.

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Demetrius & Company LLC performing our audit for the 2008 and 2009 fiscal years.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

Percentage of total fees paid to Demetrius & Company LLC
Fiscal Year 2009

Audit fees	89%
Audit-related fees	Nil
Tax fees	9%
All other fees	2%1

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

3.   Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Australian Oil & Gas Corporation (incorporated by reference from Exhibit 3.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2005).
3.2	By-Laws, as amended, of Australian Oil & Gas Corporation (incorporated by reference from Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2005).
10.1
Sale and Purchase of Shares in Alpha Oil & Natural Gas Pty Ltd, dated as of April 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated July 17, 2006).

10.2
Amending Agreement to the Sale and Purchase of Shares in Alpha Oil & Natural Gas Pty Ltd, dated as of June 29, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K dated July 17, 2006).

10.3	Sale and Purchase of Shares in Nations Natural Gas Pty Ltd, dated as of April 12, 2006 (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K dated July 17, 2006).
10.4
Amending Agreement to the Sale and Purchase of Shares in Nations Natural Gas Pty Ltd, dated as of June 29, 2006 (incorporated by reference from Exhibit 10.4 to the Company’s current report on Form 8-K dated July 17, 2006).

10.5
Deed of Appointment between the Company and E.G. Albers, dated May 4, 2005 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

10.6
Services Agreement between the Company and Setright Oil & Gas Pty. Ltd., dated as of May 4, 2005 (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

10.7
Agreement between the Company and E.G. Albers regarding the Issue of 2,000,000 Shares, dated January 31, 2007 (incorporated by reference from Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2006).

10.8
Deed of Re-appointment between the Company and E.G. Albers, dated February 17, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.9
Agreement between the Company and Great Missenden Holdings Pty Ltd, regarding $250,000 Line of Credit, dated February 17, 2009 (incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.10	Series III Convertible Unsecured Note held by Great Missenden Holdings Pty Ltd.
10.11
Agreement between the Company and E.G. Albers regarding the Acquisition of Shares and Compliance with U.S. Securities Law, dated February 17, 2009 (incorporated by reference from Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2008).

14	Standards of Conduct of Australian Oil & Gas Corporation (incorporated by reference from Exhibit 14 to the Company’s annual report on Form 10-K for the year ended December 31, 2006).
21	List of Subsidiaries of Australian Oil & Gas Corporation. *
24.1	Certification of Secretary with respect to power of attorney. *
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

(b)  Not applicable.
(c)  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN OIL & GAS CORPORATION

By:	/s/ E. Geoffrey Albers
E. Geoffrey Albers
E. Geoffrey Alberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ E. Geoffrey Albers	President, Treasurer, Chief Financial Officer and Director	31st day of March 2010
E. Geoffrey Albers

/s/ Mark A Muzzin	Director, Vice President	31st day of March 2010
Mark A Muzzin

/s/ W. Ray Hill	Director, Vice President	31st day of March 2010
W. Ray Hill

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Australian Oil & Gas Corporation (An Exploration Stage Enterprise)

We have audited the accompanying consolidated balance sheets of Australian Oil & Gas Corporation and subsidiaries (An Exploration Stage Enterprise) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended and the period from inception (August 6, 2003) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Oil & Gas Corporation and subsidiaries (An Exploration Stage Enterprise) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years then ended and for the period from inception (August 6, 2003) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Demetrius & Company, L.L.C.
Wayne, New Jersey
March 31, 2010

Australian Oil & Gas Corporation
(an exploration stage enterprise)
 CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	12/31/09	12/31/09
ASSETS	$	$
Current assets:
Cash and cash equivalents	5	8
Receivables	1	1

Total Current Assets	6	9

Non-Current assets:
Exploration and Evaluation Asset (Note 12)	2,968	-

Total Non-Current Assets	2,968	-

Total Assets	2,974	9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	3,466	214
Accounts payable to director related entities (Note 6)	12	178

Total Current Liabilities	3,478	392

Non-Current liabilities:
Line of Credit – Director Related (Note 6)	206	-

Total Liabilities	3,684	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized,
Issued shares, 45,650,531 at December 31, 2009 and 43, 450,531 at December 31, 2008; Outstanding shares, 45,650,531 at
December 31, 2009 and 41,050,531 at December 31, 2008.	46	43
Capital in excess of par value	2,722	2,509
Accumulated other Comprehensive Income	264	316
Deficit accumulated during the exploration stage	(3,742)	(3,251)

Total Stockholders’ Equity (Deficit)	(710)	(383)

Total Liabilities and Stockholders’ Equity (Deficit)	2,974	9

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the twelve months ended December 31, 2009 and 2008
and for the period from inception (August 6, 2003) to December 31, 2009

(Dollar amounts in thousands)

		For the twelve months ended Dec 31, 2009 $		For the twelve months ended Dec 31, 2008 $	From inception to Aug 6, 2003 $
Expenses
Exploration		671		499	2,481
General and administrative		117		191	1,146
Merger and reorganization		-		-	249

Total operating expenses		788		690	3,876

Loss before other income and expense		(788)		(690)	(3,876)

Other Income and (Expense)
Income from sale of tenement and tenement information (Note 11)		249		389	1, 899
Write down of investments		-		-	(1,759)
Currency exchange gain/(loss)		56		(78)	64
Interest income		-		7	63
Interest expense		(8)		(17)	(109)

Loss before income tax		(48)		(389)	(3,718)

Income tax provision		-		-	24

Net Loss		(491)		(389)	(3,742)

Loss per Common Share:
Net Loss	$	(0.01)	$	(0.01)	$(0.11)

Weighted average common share used in calculation		44,281,575		40,052,317	34,203,186

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the period from inception (August 6, 2003) to December 31, 2009

(Dollar amounts in thousands)

	Common Stock
	Shares	Amount $	Capital in excess of par value $	Accumulated Other Comprehensive Income $	Deficit Accumulated during exploration stage $	Total Equity $
Issuance of common stock:
Combination of Controlled Entities		1,560				1,560

To holders of unsecured claims against
Synergy Technology Corporation	3,000,000

To equity holders of Synergy Technology
Corporation	4,800,528

To the Plan Funder to fund the
Plan of Reorganization	19,500,000	20	55			75

Loss from operations					(184)	(184)

Balance, December 31, 2003	27,300,528	1,580	55		(184)	1,451

Loss from operations					(1,849)	(1,849)
Foreign currency translation adjustment				195		195

Balance, December 31, 2004	27,300,528	1,580	55	195	(2,033)	(203)

To the Chairman as compensation	2,500,000	2	248			250
Shares issued external to combined group
previously held within the combined group		65				65
Loss from operations					(606)	(606)
Foreign currency translation adjustment				48		48

Balance, December 31, 2005	29,800,528	1,647	303	243	(2,639)	(446)

To the Chairman as compensation	2,000,000	2	198			200

Profit from operations					592	592
Acquisition of entities subject to common control		(1,621)	1,621			-
Foreign currency translation adjustment				17		17

Balance , December 31, 2006	35,900,531	28	2,122	260	(2,047)	363

To the Chairman as compensation	1,500,000	2	88			90
Loss from operations					(815)	(815)
Foreign currency translation adjustment				(36)		(36)

Balance, December 31, 2007	37,400,531	30	2,210	224	(2,862)	(398)

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
For the period from inception (August 6, 2003) to December 31, 2009

Conversion of Notes	3,650,000	13	299			312
Loss from operations					(389)	(389)
Foreign currency translation adjustment				92		92

Balance , December 31, 2008	41,050,531	43	2,509	316	(3,251)	(383)

To the Chairman as compensation (Note 8)	4,600,000	3	213			216
Loss from operations					(491)	(491)
Foreign currency translation adjustment				(52)		(52)

Balance, December 31, 2009	45,650,531	46	2,722	264	(3,742)	(710)

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2009 and 2008
and Cumulative from inception (August 6, 2003) to December 31, 2009

(Dollar amounts in thousands)

	Dec 31, 2009 $	Dec 31, 2008 $	From inception $

Cash flows from operating activities:

Net profit/(loss)	(491)	(389	(3,742)

Adjustments to reconcile net profit/(loss) to net cash
used in operating activities:
Adjustments for non-cash items:
Compensation expense (Note 8)	88	127	755
Currency exchange (gain)/loss	(106)	171	(31)
Write down of investment	-	-	1,759
Issuance of Convertible Note in lieu of repayment of
advances from director related entity	-	7	100
Gain on transfer of interest in tenement (Note 11)	(249)	(389)	(1,899)
Change in assets and liabilities
Increase (decrease) in accounts payable	3,324	(60)	3,830
Increase (decrease) in tax payable	-	(1)	(9)
(Increase) decrease in accounts receivable	-	(1)	82
Increase in exploration assets	(2,968)	-	(2,968)

Net cash used in operating activities	(402)	(535)	(2,123)

Cash flows from financing activities:
Proceeds from the sale of Common stock – net	-	-	75
Proceeds from advance from director-related entities	150	59	534
Repayment of advance from director-related entities	-	-	(73)

Net cash (used in) provided by financing activities	150	59	536

Cash flows from investing activities:
Proceeds from sale of tenement	249	-	1,510

Net cash provided investing activities	249	-	1,510

Increase (decrease) in cash	(3)	(476)	(77)
Cash and cash equivalents at beginning of period	8	484	-
Effect of currency exchange rate fluctuations on cash held	-	-	82

Cash and cash equivalents at end of period	5	8	5

Supplementary disclosure of non-cash financing activities.
- Issuance of Stock for compensation and settlement of advances	-	312	852
-Administration Fees charged by Setright Oil & Gas Pty Ltd (Note 5)	15	55	233
- Interest charged by Great Missenden Holdings Pty Ltd (Note 5)	8	17	113
- Profit on sale of tenement and tenement information (Note 11)	249	389	1,899

The accompanying notes are an integral part of these consolidated financial statements.

 Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1:  ORGANIZATION

    Australian Oil & Gas Corporation (the Company or AOGC) was incorporated in Delaware on August 6, 2003, and began operations on August 11, 2003 pursuant to the terms of a Plan of Reorganization (Plan) of Synergy Technologies Corporation (“Synergy”) and is considered to be a crude petroleum and natural gas company in the exploratory stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of oil and gas exploration properties.

    The authorized capital stock of the AOGC consists of 75,000,000 shares of common stock (AOG Common Stock), $0.001 par value.

    The two inactive, Delaware-incorporated US subsidiaries; Gascorp, Inc. and Nations LNG, Inc were dissolved March 18, 2009. The company still has two wholly owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.

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

•
Geological and geophysical costs and costs of retaining unproved properties and undeveloped properties are charged to expense as incurred and are included as a reduction of operating cash flow in the consolidated statements of cash flow.

•	Costs of exploratory wells are capitalized pending determination of whether they have discovered proved reserves.

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

*	If proved reserves are not discovered the related drilling costs are charged to exploration expense.

•	Acquisition costs of permits, leases and development activities are capitalized.

•	Other exploration costs are charged to expense as incurred.

•	Gains or losses from disposition of the Company’s interests in oil and gas properties are included in earnings under the following conditions:

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
•
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

Fair Value of Financial Instruments

    The Company’s financial instruments include cash, cash equivalents, account receivable, accounts payable, accrued expenses and long term debt. The book values of cash, cash equivalents, account receivable, accounts payable and accrued expenses are representative of their fair value due to the short-term maturity of these instruments The Company’s advance from Great Missenden Holdings Pty Ltd is at a fixed interest rate and the book value, after interest is accrued, is considered representative of the advances fair value.

Recently issued Accounting Standards adopted as of December 31, 2009

    In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events” which establishes general standards of accounting for, and the disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 13, Subsequent Events, for this additional disclosure.

    In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative nongovernment U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual reporting periods ended September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact of the Company’s financial condition or results of operations, but will impact our financial reporting process by elimination all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

NOTE 3:    INCOME TAXES

    Net losses attributable to the acquisition of Synergy Technologies Corporation are limited by Internal Revenue Recognition.  When there is a more than 50% change in ownership, the amount of net operating loss available is approximately $342,000, which expire between 2017-2022.

    Management of the Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the net operating losses due to various changes in ownership over the past years.

$
Operating loss carried forwards	116,280
Less: Valuation Allowance	(116,280)
Net Deferred Tax Assets	-

    Carried forward the losses in the Australian subsidiaries are not included in the above numbers Realization of the losses is not probable.

NOTE 4:  BASIC LOSS PER COMMON SHARE

    Basic loss per common share is based on the weighted average number of shares of common stock issued from inception to December 31, 2009.

NOTE 5: RELATED PARTY TRANSACTIONS

    Mr. E Geoffrey Albers, the Chairman and President of AOGC, is a director and shareholder of each of Great Missenden Holdings Pty Ltd and of Setright Oil & Gas Pty Ltd.

    On September 22, 2009, Great Missenden Holdings Pty Ltd advanced $200,000 on its $250,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009. This line of credit expires December 31, 2012.  For the year ended December 31, 2009, and the year ended December 31, 2008, respectively Great Missenden Holdings Pty Ltd charged $8,101 and $17,067 for interest on all advances during the year

    We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company. For the year ended December 31, 2009, and the year ended December 31, 2008, respectively, Setright Oil & Gas Pty Ltd charged the Company $15,372 and $54,951 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

    Mr. Albers is a director and shareholder in the joint venture participants with Vulcan Australia Pty Ltd (Vulcan) with regard to exploration permit ACP/33, ACP/35 and AC/P39; namely Petrocorp Australia Pty Ltd, Natural Gas Corporation Pty Ltd and Auralandia N.L.  Mr Muzzin is a shareholder in Auralandia N.L. As a result of incurring expenditures, the predecessor in title to Petrocorp Australia Pty Ltd earned an aggregate 25% interest in each of AC/P33, AC/P35 and AC/P39 (Vulcan Joint Venture), 5% of which was earned from the AOGC subsidiary, Alpha.

    With regard to the Braveheart Joint Venture, Mr. Albers is a director and shareholder in each of Browse Petroleum Pty Ltd, Braveheart Petroleum Pty Ltd, Moby Oil & Gas Limited, Braveheart Energy Pty Ltd and Exoil Limited, the parent of Braveheart Resources Pty Ltd. He is a major shareholder in the parent of Braveheart Energy Pty Ltd.  All of these companies are the holders of the Braveheart Joint Venture.

    With regard to the Cornea Joint Venture, Mr. Albers is a director and shareholder in each of Coldron Pty Ltd, Cornea Petroleum Pty Ltd, Moby Oil & Gas Limited, Auralandia NL, Cornea Energy Pty Ltd, Octanex NL and Exoil Limited, the parent of Cornea Resources Pty Ltd. All of these companies are the holders of the Cornea Joint Venture.

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

    Mr. Mark A Muzzin, a director and Vice-President of AOGC is a shareholder in Exoil Limited, the parent of Braveheart Resources Pty Ltd and Cornea Resources Pty Ltd.

NOTE 6:    LIABILITIES TO DIRECTOR RELATED ENTITIES

    At December 31, 2009, the Company owed to Setright Oil & Gas Pty Ltd of $8,949 for corporate services

    At December 31, 2009, the Company owed to National Oil & Gas Ltd of $2,885 for exploration costs.

    From the advance made on September 2009 and interest payable on the advance the liability to Great Missenden Holdings at December 31, 2009 is $206,413.

NOTE 7:   COMMON STOCK

•	On January 18, 2008, 1,500,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2005 Form 10-KSB.

•	On June 24, 2008, 3,650,000 shares of Common Stock were issued to Great Missenden Holdings Pty Ltd to settle the Series I and Series II Convertible.

•	On March 26, 2009, 2,400,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2008 Form 10-K.

•	On December 23, 2009, 2,200,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2008 Form 10-K. (See Note 13)

NOTE 8:    COMMON STOCK ISSUED TO EG ALBERS

    On March 26, 2009, 2,400,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2008 Form 10-K

    On December 22, 2009, 2,200,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to this 2009 Form 10-K

NOTE 9:    COMPREHENSIVE INCOME

    Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

    The functional currency of Australian Oil & Gas Corporation’s Australian subsidiaries is Australian dollars. The comprehensive income of $264,598 disclosed in the consolidated balance sheet is the foreign currency exchange gain on converting the subsidiaries’ balance sheets and income statements to US dollars for consolidation purposes.

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

The information will be used by Gascorp to investigate a proposal to acquire to a 35% interest in the permit.

NOTE 12:    EXPLORATION AND EVALUATION ASSETS

    On December 31, 2009 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd share of drilling costs of the Cornea-3 exploration well in WA-342-P was $2,968,403. The well was drilled from December 11, 2009 to December 28 December. 2009. Overall, the results of Cornea-3 have, for the first time, clearly defined the location of an oil column. Looking forward, the data obtained from Cornea-3 will enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy now that an oil column has been proved and that good data relating to the potential reservoir performance has been obtained. On this basis the costs of the well have been capitalized.

NOTE 13:   SUBSEQUENT EVENTS

    In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events” which establishes general standards of accounting for, and the disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on March 29, 2009. The Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements through to March 31, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statement, apart from the one transaction shown below, With respect to this disclosure, the Company has not evaluated subsequent events occurring after March 31, 2010.

Sale of Permit Interest – February 18, 2010.

    On February 18, 2010 AOGC’s wholly owned subsidiary, Vulcan Australia Pty Ltd (“Vulcan”) completed the sales of its 7.5% interest in AC/P33 to a wholly-owned subsidiary of PTT Exploration and Production Public Company Limited, a major Thailand petroleum exploration and production company. Vulcan recovered $ 4,244,679 for its 7.5% interest. These proceeds will be utilized in meeting a large proportion of our obligations to the Braveheart Joint Venture and Cornea Joint Venture with respect to the costs associated with the recent drilling of the Braveheart-1 well and Cornea-3 well.