Form 10-Q
period 2010-03-31
AUSTRALIAN OIL & GAS CORP
filed 2010-05-14
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2010

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

45,650,531 shares of common stock, $0.001 par value, as of May 14, 2010.

INDEX

AUSTRALIAN OIL & GAS CORPORATION
(an exploration stage enterprise)

For the Quarterly Period Ended: March 31, 2010

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

Consolidated Balance Sheets as at March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (Unaudited and for the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2010 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2010 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures.

Part 11.  OTHER INFORMATION

Item 6.  Exhibits.

Signatures

Item 1. Financial Statements (Unaudited)

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	03/31/10	12/31/09
ASSETS	$	$

Current assets:
Cash and cash equivalents	579	5
Receivables	269	1

Total Current Assets	848	6

Non-Current assets:
Exploration and Evaluation Asset (Note 8)	2,842	2,968

Total Non-Current Assets	2,842	2,968

Total Assets	3,690	2,974

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	2,105	3,466
Accounts payable to director related entities	11	12

Total Current Liabilities	2,116	3,478

Non-Current liabilities:
Line of Credit – Director Related (Note 3)	212	206

Total Liabilities	2,328	3,684

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized,
Issued shares, 45,650,531 at March 31, 2010 and 45, 650,531
at December 31, 2009; Outstanding shares, 46,150,531 at
March 31, 2010 and 45,650,531 at December 31, 2009.	46	46
Capital in excess of par value	2,722	2,722
Accumulated other Comprehensive Income	284	264
Deficit accumulated during the exploration stage	(1,690)	(3,742)

Total Stockholders’ Equity (Deficit)	1,362	(710)

Total Liabilities and Stockholders’ Equity (Deficit)	3,690	2,974

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2010 and 2009
and for the period from inception (August 6, 2003) to March 31, 2010

(Dollar amounts in thousands)

	For the three months ended Mar 31, 2010 $	For the three months ended Mar 31, 2009 $	From inception to Mar 31, 2010 $
Expenses
General and administrative	2,151	68	4,632
Merger and reorganisation	25	31	1,171
Exploration	-	-	249
Total operating expenses	2,176	99	6,052

Loss before other income and expense	(2,176)	(99)	(6,052)

Other Income and Expense
Income from sale of tenement and tenement information (Note 7)	4,244	-	6,143
Write down of investments	-	-	(1,759)
Currency exchange gain /(loss)	(13)	(2)	51
Interest income	3	-	66
Interest expense	(6)	(2)	(115)

Profit (loss) before income tax	2,052	(103)	(1,666)

Income tax provision	-	-	24

Net Profit (loss)	2,052	(103)	(1,690)

Loss per Common share :
Net Profit / (loss)	$(0.04)	$(0.00)	$(0.05)

Weighted average common share used in calculation	45,646,026	43,456,575	34,627,366

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
and Cumulative from inception (August 6, 2003) to March 31, 2010

(Dollar amounts in thousands – except per share data)

	For the three months ended Mar 31, 2010 $	For the three months ended Mar 31, 2009 $	From inception to Mar 31, 2010 $

Cash flows from operating activities:
Net profit / (loss)	2,052	(103)	(1,690)
Adjustments to reconcile net profit/(loss) to net cash
used in operating activities:
Adjustments for non-cash items
Compensation expense	30	28	785
Currency exchange loss/(gain)	31	(12)	-
Write down of investment	-	-	1,759
Issuance of Convertible Note in lieu of repayment of
advances from director related entity	-	-	100
Gain on transfer of interest in tenement	(4,243)	-	(6,142)
Change in assets and liabilities:
Increase/(decrease) in accounts payable	(1,398)	86	2,432
Increase /(decrease) in income tax payable	-	-	(9)
Decrease/(increase) in accounts receivable	(141)	-	(59)
Increase in exploration assets	-	-	(2,968)

Net cash used in operating activities	(3,669)	(1)	(5,792)

Cash flows from financing activities:
Proceeds from sale of Common stock –net	-	-	75
Proceeds from advance from director-related entities	-	-	534
Repayment of advance from director-related entities	-	-	(73)

Net cash (used in)/ provided by financing activities	-	-	536

Cash flows from investing activities:
Proceeds from sale of tenement/tenement information	4,243	-	5,753

Net cash provided by investing activities	4,243	-	5,753

Increase/ (decrease) in cash	574	(1)	497
Cash at beginning of period	5	8	-
Effect of currency exchange rate fluctuations on cash held	-	-	82

Cash at end of period	579	7	579

Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd	5	6	238
Interest charged by Great Missenden Holdings Pty Ltd	6	2	117
Issuance of Stock for compensation and settlement of advances	-	126	852
Profit on sale of tenement and tenement information (Note 7)	4,243	-	6,142

The accompanying notes are an integral part of these consolidated financial statements

Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The authorized capital stock of the AOGC consists of 75,000,000 shares of common stock (AOG Common Stock), $0.001 par value

The company has two wholly owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd. Alpha Oil & Natural Gas Pty Ltd itself has three wholly owned Australian subsidiaries, Vulcan Australia Pty Ltd (which holds the joint venture interest in each of the Oliver, Vulcan  and Nome Joint Ventures), Braveheart Oil & Gas Pty Ltd (which holds the joint venture interest in the Braveheart Joint Venture) and Cornea Oil & Gas Pty Ltd (which will hold the joint venture interest in the Cornea Joint Venture).

Nations Natural Gas Pty Ltd has a wholly owned Australian subsidiary, Napoleon Nations Gas Pty Ltd (which will hold the joint venture interest in the National Gas Consortium Joint Venture).

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

On September 22, 2009, Great Missenden Holdings Pty Ltd advanced $200,000 on its $250,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009. This line of credit expires December 31, 2012.For the quarter ended March 31, 2010 Great Missenden Holdings Pty Ltd charged $6,108 for interest.

We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company. For the quarter ended March 31, 2010 Setright Oil & Gas Pty Ltd charged the Company $5,326 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

Mr. Albers is a director and shareholder in the joint venture participants with Vulcan Australia Pty Ltd (Vulcan) with regard to exploration permits ACP/35 and AC/P39; namely Petrocorp Australia Pty Ltd, Natural Gas Corporation Pty Ltd and Auralandia N.L.  Mr Muzzin is a shareholder in Auralandia N.L. As a result of incurring expenditures, the predecessor in title to Petrocorp Australia Pty Ltd earned an aggregate 25% interest in each of AC/P35 and AC/P39 (Vulcan Joint Venture), 5% of which was earned from the AOGC subsidiary, Alpha.

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
 With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd. Expenditure incurred by National Gas Australia Pty Ltd has resulted in National Gas Australia Pty Ltd earning an aggregate 30% interest in each of NT/P62, NT/P65, NT/P71 and NT/P72, (National Gas Consortium), of which 9% was earned from Nations.

Mr. Mark A Muzzin, a director and Vice-President of AOGC is a shareholder in Exoil Limited, the parent of Braveheart Resources Pty Ltd and Cornea Resources Pty Ltd.

Note 4: Current Liabilities

At March 31, 2010 the accounts payable balance includes $30,000 for remuneration due to Mr Albers for his services which is to be met by the issue of shares (see Management Discussion and Analysis section on Management).

Note 5:  Issued Shares

At March 31, 2010, 500,000 shares included in issued and outstanding shares of 46,150,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares will be used to compensate Mr Albers and will be issued in the quarter ending Dec 31, 2010 (See Note 4).

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation’s Australian subsidiaries is the Australian dollar.  The comprehensive income of $284,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries’ financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7: Sale of Tenement

On February 18, 2010 AOGC’s wholly owned subsidiary, Vulcan Australia Pty Ltd (“Vulcan”) completed the sales of its 7.5% interest in AC/P33 to a wholly-owned subsidiary of PTT Exploration and Production Public Company Limited, a major Thailand petroleum exploration and production company. Vulcan recovered $ 4,244,679 for its 7.5% interest. These proceeds have been utilized to meet a large proportion of our obligations to the Braveheart Joint Venture and Cornea Joint Venture with respect to the costs associated with the recent drilling of the Braveheart-1 well and Cornea-3 well.

Note 8: Exploration and evaluation costs

As of March 31, 2010 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Cornea Oil and Gas Pty Ltd) share of drilling costs of the Cornea-3 exploration well in WA-342-P was approximately $2,841,000. The well was drilled from December 11, 2009 to December 28 December. 2009. Overall, the results of Cornea-3 have, for the first time, clearly defined the location of an oil column. Looking forward, the data obtained from Cornea-3 will enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy now that an oil column has been proved and that good data relating to the potential reservoir performance has been obtained. On this basis the costs of the well have been capitalized.

On March 31, 2010 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Braveheart Oil and Gas Pty Ltd) share of drilling costs of the Braveheart-1 exploration well in WA-333-P was $1,985,479. The well was drilled from December 29, 2009 to January 17, 2010. The well was plugged and abandoned after encountering only minor indications of hydrocarbons. On this basis all costs of the well have been written off and expensed through the statement of operations.

Note 9: Subsequent Events

The Company has evaluated subsequent events for the period from March 31, 2010, the date of these financial statements through to May 14, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statement, apart from the one transaction shown below, With respect to this disclosure, the Company has not evaluated subsequent events occurring after May 10, 2010.

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

Since August 2003, when the Company began operations, we have not conducted any business which generates revenue from the sale of hydrocarbons. Accordingly, we have no results of such operations to report. We are actively pursuing our long term strategy of maintaining and maturing our oil and gas exploration, appraisal and development projects which, in the long-term and given success, may have the future potential to generate substantial revenue.

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

Management     The Company’s Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, manages the Company’s operations.  On February 17, 2009 the Company signed a new four-year contract with Mr. Albers (“the Director”) with respect to the continuation of his services for a further period effective from January 1, 2008 to December 31, 2011, on terms which include the following:

(i)
by the Company issuing to the Director or, at the election of the Director, to the Trustee of the Fund, Common Stock in lieu of cash payments.  Specifically, during the first quarter of 2009, the Company will issue 2,400,000 shares of Common Stock for his services in relation to the period from January 1, 2008 to December 31, 2008. These shares were issued March, 26, 2009.

(ii)
by the Company issuing to the Director or, at the election of the Director, to the Trustee of the Fund, Common Stock in lieu of cash payments.  Specifically, during the fourth quarter of 2009, the Company will issue 2,200,000 shares of Common Stock for his services in relation to the period from January 1, 2009 to December 31, 2009.

(iii)
by the Company issuing to the Director or, at the election of the Director, to the Trustee of the Fund, Common Stock in lieu of cash payments.  Specifically, during each the fourth quarter of 2010, the Company will issue 2,000,000 shares of Common Stock for his services in relation to the period from January 1,  2010 to December 31, 2010.

(iv)
by the Company issuing to the Director or, at the election of the Director, to the Trustee of the Fund, Common Stock in lieu of cash payments.  Specifically, during the fourth quarter of 2011, the Company will issue 1,800,000 shares of Common Stock for his services in relation to the period from January 1, 2011 to December 31, 2011.

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

Following implementation of our acquisition strategy, at the end of the quarter we now hold interests in 10 Petroleum Exploration Permits granted by the Commonwealth of Australia. They are held in joint venture with other parties.  A summary of the permits and the current activities in each permit is set out below.

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

Our wholly owned subsidiary, Alpha, established a wholly owned subsidiary named Vulcan Australia Pty Ltd (“Vulcan”) and transferred its interests in each of its Timor Sea permits, AC/P33 (now sold), AC/P35 and AC/P39 to Vulcan.

We subsequently farmed out half of our interest in AC/P33 to Stuart Petroleum Limited (“Stuart”) (see Oliver Joint Venture below), leaving us with a 7.5% interest.

In addition, the singular joint venture operating agreement, which previously governed joint venture operations in all three of the permits, has been replaced by new separate joint venture agreements for each permit.  The new joint ventures were named Oliver Joint Venture (AC/P33), Vulcan Joint Venture (AC/P35) and Nome Joint Venture (AC/P39).

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

On April 3, 2009 the Browse Joint Venture was granted an 18-months suspension and extension of Year 5 of permit WA-332-P in order to acquire further new infill 2D seismic survey over potential leads in WA-332-P and to secure a drilling vessel.

On April 3, 2009 the Browse Joint Venture was also granted a 12-month suspension and extension of Year 5 of the WA-333-P permit in order to allow additional time for the drilling of the Braveheart-1 well in WA-333-P. The Joint Venture entered into a contract with a drilling vessel management company, as a result of which the Braveheart-1 well commenced drilling on the Braveheart feature in late 2009 and which concluded on January 18, 2010. Year-5 of WA-333-P ended on March 31, 2010.

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

The Operator of the Braveheart Joint Venture is Hawkestone.

Between the December 29, 2009 and January 18, 2010, the Braveheart-1 exploration well was drilled into the Braveheart Prospect by the Songa Venus semi-submersible rig from a location within WA-333-P.  The Braveheart Prospect straddled the two permits.

During the course of drilling operations on January 13, 2010, the well penetrated the targeted Lower M.australis sandstone.  After the conduct and analysis of wireline logging operations, it was established that the targeted sandstone interval extended over a gross interval of 30 metres.  Within that gross sandstone interval there were net porous sands of 22.7 metres, estimated as having an average total porosity of 28.7%.

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

This permit is held by the Cornea Joint Venture consisting of the following parties.

Moby Oil & Gas Limited	22.375%
Cornea Oil & Gas Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	17.000%
Cornea Resources Pty Ltd (subsidiary of Exoil Limited)	13.100%
Cornea Petroleum Pty Ltd (subsidiary of Batavia Oil & Gas Pty Ltd)	14.875%
Cornea Energy Pty Ltd (subsidiary of Goldsborough Limited)	8.500%
Octanex N.L.	10.250%
Coldron Pty Ltd (subsidiary of Gascorp Australia Pty Ltd)	7.500%
Auralandia N.L.	6.400%

The Operator of the Cornea Joint Venture is Exoil’s wholly-owned subsidiary, Hawkestone Oil Pty Ltd (“Hawkestone”).

In early 2009, the Cornea Joint Venture engaged the services of Australian Drilling Associates Pty Ltd to provide project management services to support the conduct of Cornea-3 appraisal drilling operations and took by assignment a drilling slot in a group sponsored multi-well program utilising the semi-submersible drilling rig, the Songa Venus.

Between the 11th and 28th of December 2009, the Cornea-3 appraisal/exploration well was drilled into the known Cornea oil and gas accumulation by the Songa Venus semi-submersible rig

Late on December 24, 2009 the Cornea-3 well penetrated the targeted Middle Albian and Lower Jamieson Formation B and C sand reservoir interval, 2.2 metres deeper than predicted, but, as planned, just below the predicted gas oil contact.  The well was then deepened to penetrate exploration targets in the Early Albian and Aptian of the Lower Heywood Formation before terminating at a total depth of 910.6 metres (measured depth below rotary table or MDRT).  The data obtained while drilling indicated the intersection of a hydrocarbon bearing column in the Middle Albian, Lower Jamieson Formation.  The exploration targets in the Lower Heywood Formation did not contain hydrocarbons.

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

BONAPARTE BASIN INTERESTS, OFFSHORE FROM THE NORTHERN TERRITORY OF AUSTRALIA – NT/P62, NT/P65, NT/P71 and NT/P72

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

National Gas Consortium - NT/P62,  NT/P65, NT/P71 and NT/P72

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

During 2009 the National Gas Consortium relinquished NT/P63 and NT/P64.

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

Following the purchase of seismic and other geological and geophysical data in 2009 Gascorp Australia Pty Ltd exercised an option to acquire a 35% interest in this permit by farmin.
Following these farmin the interests in NT/P73 will be:
%
Gascorp Australia Pty Ltd	35.000
Alpha Oil & Natural Gas Pty Ltd (Operator)	65.000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2010, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

As of March 31, 2010, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of March 31, 2010.

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

Part 11.  OTHER INFORMATION

Item 5.  Other Information

Reports on Form 8-K

On January 29, 2010, the Company filed a Report on Form 8K relating to the results of drilling two exploration wells in December 2009 and January 2010. On February 18, 2010 the Company filed a Report on Form 8K relating to the settlement of the sale of its interest in the permit AC/P33.

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
May 14, 2010