Form 10-Q
period 2010-06-30
AUSTRALIAN OIL & GAS CORP
filed 2010-08-11
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2010

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
45,650,531 shares of common stock, $0.001 par value, as of August 11, 2010.

INDEX

AUSTRALIAN OIL & GAS CORPORATION
(an exploration stage enterprise)

For the Quarterly Period Ended: June 30, 2010

Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements. (Unaudited)

Consolidated Balance Sheets as at June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 (Unaudited), three months ended June 30, 2010 and 2009 (Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2010 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended  June 30, 2010 and 2009 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2010 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures.

Part 11.  OTHER INFORMATION

Item 6.  Exhibits.

Signatures

Item 1. Financial Statements (Unaudited)

Australian Oil & Gas Corporation
(an exploration stage enterprise
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)	06/30/10	12/31/09
	(Unaudited)	(Audited)
ASSETS
Current assets:	$	$
Cash and cash equivalents	246	5
Receivables	33	1

Total Current Assets	279	6

Non-Current assets:
Exploration and Evaluation Asset (Note 8)	2,999	2,968

Total Non-Current Assets	2,999	2,968

Total Assets	3,278	2,974

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	484	3,466
Accounts payable to director related entities	11	12

Total Current Liabilities	495	3,478

Non-Current liabilities:
Line of Credit – Director Related (Note 3)	219	206
Loan – Director Related Party (Note 3)	1,401	1

Total Liabilities	2,115	3,684

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized,
Issued shares, 45,650,531 at June 30, 2010 and 45, 650,531
at December 31, 2009; Outstanding shares, 46,650,531 at
June 30, 2010 and 45,650,531 at December 31, 2009.	46	46
Capital in excess of par value	2,722	2,722
Accumulated other Comprehensive Income	258	264
Deficit accumulated during the exploration stage	(1,863)	(3,742)

Total Stockholders’ Equity (Deficit)	1,163	(710)

Total Liabilities and Stockholders’ Equity (Deficit)	3,278	2,974

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended June 30, 2010 and 2009,
For the three months ended June 30, 2010 and 2009
and for the period from inception (August 6, 2003) to June 30, 2010 (unaudited)

(Dollar amounts in thousands)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	For the three months ended June 30, 2010	For the three months ended June 30, 2009	Cumulative period from Aug. 6, 2003 (Date of Inception) to June 30, 2010
Expenses
General and administrative	61	56	36	25	1,207
Merger and reorganisation	-	-	-	-	249
Exploration (Note 8)	2,194	89	43	21	4,675
Total operating expenses	2,255	145	79	46	6,131

Net Income / (loss) before other income and extraordinary item	(2,255)	(145)	(79)	(46)	(6,131)
Other Income and Expense
Income from sale of tenement and tenement information (Note 7)	4,244	249	-	249	6,143
Write down of investments	-	-	-	-	(1,759)
Currency exchange gain /(loss)	(102)	34	(89)	36	(38)
Interest income	5	-	2	-	68
Interest expense	(13)	(2)	(7)	-	(122)

Income / (Loss) before income tax	1,879	136	(173)	239	(1,839)

Income tax provision	-	-	-	-	24

Net Income / (loss)	1,879	136	(173)	239	(1,863)

Income / (loss) per Common share :
Net Income / (loss)	$0.04	$0.00	$(0.00)	$0.00	$(0.05)

Weighted average common share used in calculation	45,906,026	43,731,575	46,156,026	44,006,575	35,039,104

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
and Cumulative from inception (August 6, 2003) to June 30, 2010 (unaudited)

(Dollar amounts in thousands – except per share data)

	For the six months ended June 30, 2010 $	For the six months ended June 30, 2009 $	Cumulative period from inception to June 30, 2010 $

Cash flows from operating activities:
Net profit / (loss)	1,879	136	(1,863)
Adjustments to reconcile net profit/(loss) to net cash
used in operating activities:
Adjustments for non-cash items
Compensation expense	60	29	815
Currency exchange loss/(gain)	(6)	(34)	(37)
Write down of investment	-	-	1,759
Issuance of Convertible Note in lieu of repayment of
advances from director related entity	-	-	100
Gain on transfer of interest in tenement	(4,244)	(249)	(6,142)
Change in assets and liabilities:
Increase/(decrease) in accounts payable	(3,043)	(51)	787
Increase /(decrease) in income tax payable	-	-	(9)
Decrease/(increase) in accounts receivable	(32)	(1)	50
Increase in exploration assets	(31)	-	(2,999)

Net cash used in operating activities	(5,417)	(170)	(7,539)

Cash flows from financing activities:
Proceeds from sale of Common stock –net	-	-	75
Proceeds from advance from director-related entities	1,401	-	1,401
Proceeds from line of credit	13		547
Repayment of advance from director-related entities	-	(56)	(73)

Net cash (used in)/ provided by financing activities	1,414	(56)	1,950

Cash flows from investing activities:
Proceeds from sale of tenement/tenement information	4,244	249	5,753

Net cash provided by investing activities	4,244	249	5,753

Increase/ (decrease) in cash	241	23	164
Cash at beginning of period	5	8	-
Effect of currency exchange rate fluctuations on cash held	-	-	82

Cash at end of period	246	31	246

Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd	4	9	242
Interest charged by Great Missenden Holdings Pty Ltd	12	2	123
Issuance of Stock for compensation and settlement of advances	-	126	852

The accompanying notes are an integral part of these consolidated financial statements

Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note 3:  Related Party Transactions

Mr. E Geoffrey Albers, the Chairman and President of AOGC, is a director and shareholder of each of Great Missenden Holdings Pty Ltd, Gascorp Australia Pty Ltd and of Setright Oil & Gas Pty Ltd.

On September 22, 2009, Great Missenden Holdings Pty Ltd advanced $200,000 on its $250,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009. This line of credit expires December 31, 2012.For the quarter ended June 30, 2010 Great Missenden Holdings Pty Ltd charged $6,358 for interest.

During the quarter ended June 30, 2010 Gascorp Australia Pty Ltd, an affiliate company of EG Albers paid some of Alpha Oil and Gas Pty Ltd’s share of cash calls for the Braveheart Joint Venture and the Cornea Joint Venture. At June 30, 2010 cash calls of $1,401,262 had been paid by Gascorp. Both parties are negotiating an agreement as to how these funds are to be repaid. The agreement is expected to be finalized and signed during the next quarter.

We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company. For the quarter ended June 30, 2010 Setright Oil & Gas Pty Ltd charged the Company $4,347 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

With regard to the Vulcan Joint Venture, Mr. Albers is a director and shareholder in each of Auralandia NL, Natural Gas Corporation Pty Ltd, Petrocorp Australia Pty Ltd and Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation).  All of these companies are the holders of the Vulcan Joint Venture. Mr Muzzin is a shareholder in Auralandia NL.

With regard to the Nome Joint Venture, Mr. Albers is a director and shareholder in each of Auralandia NL, Natural Gas Corporation Pty Ltd, Petrocorp Australia Pty Ltd and Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation).  All of these companies are the holders of the Nome Joint Venture. Mr Muzzin is a shareholder in Auralandia NL.

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

Note 4: Current Liabilities

At June 30, 2010 the accounts payable balance includes $60,000 for remuneration due to Mr Albers for his services which is to be met by the issue of shares (see Management Discussion and Analysis section on Management).

Note 5:  Issued Shares

At June 30, 2010, 1,000,000 shares included in issued and outstanding shares of 46,650,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares will be used to compensate Mr Albers and will be issued in the quarter ending Dec 31, 2010 (See Note 4).

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation’s Australian subsidiaries is the Australian dollar.  The comprehensive income of $258,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries’ financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7: Sale of Tenement

On February 18, 2010 AOGC’s wholly owned subsidiary, Vulcan Australia Pty Ltd (“Vulcan”) completed the sales of its 7.5% interest in AC/P33 to a wholly-owned subsidiary of PTT Exploration and Production Public Company Limited, a major Thailand petroleum exploration and production company. Vulcan recovered $ 4,244,000 for its 7.5% interest. These proceeds have been utilized to meet a large proportion of our obligations to the Braveheart Joint Venture and Cornea Joint Venture with respect to the costs associated with the recent drilling of the Braveheart-1 well and Cornea-3 well.

Note 8: Exploration and evaluation costs

As of June 30, 2010 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Cornea Oil and Gas Pty Ltd) share of drilling costs of the Cornea-3 exploration well in WA-342-P was approximately $2,999,000. The well was drilled from December 11, 2009 to December 28, 2009. Overall, the results of Cornea-3 have, for the first time, clearly defined the location of an oil column. Looking forward, the data obtained from Cornea-3 will enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy now that an oil column has been proved and that good data relating to the potential reservoir performance has been obtained. On this basis the costs of the well have been capitalized.

As of June 30, 2010 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Braveheart Oil and Gas Pty Ltd) share of drilling costs of the Braveheart-1 exploration well in WA-333-P was $1,944,330. The well was drilled from December 29, 2009 to January 17, 2010. The well was plugged and abandoned after encountering only minor indications of hydrocarbons. On this basis all costs of the well have been written off and expensed through the statement of operations.

Note 9: Subsequent Events

The Company has evaluated subsequent events for the period from June 30, 2010, the date of these financial statements through to August 11, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statement, apart from the one transaction shown below, With respect to this disclosure, the Company has not evaluated subsequent events occurring after August 11, 2010.

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

During the quarter ended June 30, 2010 Gascorp Australia Pty Ltd paid some of Alpha Oil and Gas Pty Ltd’s share of cash calls for the Braveheart Joint Venture and the Cornea Joint Venture. At June 30, 2010 cash calls of $1,402,262 had been paid by Gascorp. Both parties are negotiating an agreement as to how these funds are to be repaid. The agreement is expected to be finalized and signed during the next quarter. Gascorp Australia Pty Ltd is an affiliate company of EG Albers.

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

The Operator of the Braveheart Joint Venture is Hawkestone.

During the previous quarter the Braveheart-1, ST1 exploration well was drilled into the Braveheart prospect by the Songa Venus semi-submersible rig from a location within WA-333-P.  The well failed to encounter hydrocarbons and was plugged and abandoned.

There is some evidence of residual hydrocarbons at the top of the reservoir interval but most of the cleaner sands are water filled.  While this result was disappointing, the well results validated the depositional model relied upon to support the presence of a high quality reservoir interval at the Braveheart prospect.

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

Between the 11th and 28th of December 2009, the Cornea-3 appraisal/exploration well was drilled into the known Cornea oil and gas accumulation by the Songa Venus semi-submersible rig

The objectives of the well were to define the location of the hydrocarbon contacts and to obtain data relating to the potential reservoir qualities of the Middle Albian and Lower Jamieson Formation.

The well penetrated the targeted Middle Albian and Lower Jamieson Formation B and C sand reservoir interval (2.2 metres deeper than predicted) but, as planned, just below the predicted gas oil contact.  The well was then deepened to penetrate exploration targets in the Early Albian and Aptian of the Lower Heywood Formation, before terminating at a total depth of 910.6 metres (measured depth below rotary table or MDRT).  The data obtained while drilling indicated the intersection of a hydrocarbon bearing column in the Middle Albian, Lower Jamieson Formation.  The secondary exploration targets in the Lower Heywood Formation did not contain hydrocarbons.

Following the conclusion of drilling, a series of logs were run, including a Magnetic Resonance log, as conventional logging tools are unable to resolve the reservoir properties due to the glauconitic nature of the rocks.  In addition, a wireline formation tester was run to assess the pressure within the reservoir and to take fluid samples.

The results of the drilling and logging of Cornea-3 can be summarised as follows:

1.           An oil column of 20.4m was intersected in Cornea-3 between the top Middle Albian reservoir sand at 788m MDRT and the free water level (as defined by logs and pressure data) at 808.4m MDRT.

2.           A considerable number of pressure testing results were obtained which enabled the establishment of oil and water gradients and the free water level – a significant improvement on the position known in this vicinity before the well was drilled.  With the assistance of further exploration wells, this information will better enable the exploration for hydrocarbons across the Cornea feature.

3.           The condition of the hole through the hydrocarbon bearing section enabled the recovery of high quality log data from the Nuclear Magnetic Resonance (NMR) tool.  This logging tool has, for the first time, enabled the determination of an average effective, free fluid porosity of 16.4% for the Middle Albian reservoir in this well.  The average inferred permeability of the reservoir in Cornea-3 is 100 millidarcies.  The NMR tool also indicated an average hydrocarbon saturation of 70% for the free fluid porosity.

4.           Extensive efforts were made to sample the oil but the unconsolidated nature of the reservoir meant that, on every attempt, the MDT test tools became blocked with sand, preventing fluid sampling.  However, the oil pressure gradient is consistent with 22 API oil and the NMR logging tool indicated an oil viscosity ranging from 4 centipose at the top of the column to 4.3 centipose at the base – this being less viscous than reported in samples recovered and interpreted by the previous wells in this vicinity.

The results of Cornea-3 clearly defined the existence of a 23m oil column beneath the gas cap in this segment of the Cornea Central closure – a significant exploration result.  A great deal has therefore been learned about how future exploration wells might be drilled in the greater Cornea closure.  This has given the Joint Venture confidence about the ability to drill subsequent vertical and horizontal wells through the targeted sections and, to this end, the Joint Venture will investigate the best method to drill future wells.

Looking to the future, the data obtained from Cornea-3 will enable the Joint Venture to develop an ongoing exploration strategy, now that an oil column has been proved in Cornea-3 and useful data relating to the potential reservoir performance has been obtained.  Continuing the current exploration phase with further exploration drilling is the necessary forerunner to any development strategy being formulated.

Prior to the end of the first term of the WA-342-P permit, the Cornea Joint Venture applied to renew the permit and is in discussions with the regulatory authorities concerning the form of the work programme to be undertaken during a renewed term.

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

Sunshine Joint Venture and Mimosa Joint Venture – NT/P65 and NT/P62

On August 29, 2009, the members of the National Gas Consortium applied for a variation in the permits NT/P62 and NT/P65 where the year 5 well obligation in each permit will be swapped for a seismic interpretation and mapping obligation from year 6.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2010, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

As of June 30, 2010, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2010.

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

Part 11.  OTHER INFORMATION

Item 5.  Other Information

Reports on Form 8-K

The Company filed no Reports on Form 8K during the quarter ended June 30, 2010.

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
August 11, 2010