Form 10-Q
period 2010-09-30
AUSTRALIAN OIL & GAS CORP
filed 2010-11-12
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2010

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

45,650,531 shares of common stock, $0.001 par value, as of November 12, 2010.

INDEX

AUSTRALIAN OIL & GAS CORPORATION
(an exploration stage enterprise)

For the Quarterly Period Ended: September 30, 2010

Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements. (Unaudited)

Consolidated Balance Sheets as at September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009 (Unaudited), three months ended September 30, 2010 and 2009 (Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2010 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended  September 30, 2010 and 2009 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2010 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures.

Part 11.  OTHER INFORMATION

Item 6.  Exhibits.

Signatures

Item 1. Financial Statements (Unaudited)

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED BALANCE SHEETS
 (Dollar amounts in thousands)

ASSETS	09/30/10 (Unaudited)	12/31/09(Audited)
Current assets:	$	$
Cash and cash equivalents	142	5
Receivables	4	1
Total Current Assets	146	6

Non-Current assets:
Exploration and Evaluation Asset (Note 8)	3,005	2,968
Total Non-Current Assets	3,005	2,968

Total Assets	3,151	2,974

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	409	3,466
Accounts payable to director related entities	11	12

Total Current Liabilities	420	3,478

Non-Current liabilities:
Line of Credit – Director Related Party (Note 3)	225	206
Loan – Director Related Party (Note 3)	1,589	-

Total Liabilities	2,234	3,684

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized,
Issued shares, 45,650,531 at September 30, 2010 and 45, 650,531 at December 31, 2009; Outstanding shares, 47,150,531 at
September 30, 2010 and 45,650,531 at December 31, 2009.	46	46
Capital in excess of par value	2,722	2,722
Accumulated other Comprehensive Income	292	264
Deficit accumulated during the exploration stag	(2,143)	(3,742)

Total Stockholders’ Equity (Deficit)	917	(710)

Total Liabilities and Stockholders’ Equity (Deficit)	3,151	2,974

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2010 and 2009,
For the three months ended September 30, 2010 and 2009
and for the period from inception (August 6, 2003) to September 30, 2010 (unaudited)

	(Dollar amounts in thousands)
	For the nine months ended Sept 30, 2010	For the nine months ended Sept 30, 2009	For the three months ended Sept 30, 2010	For the three months ended Sept 30, 2009	Cumulative period from Aug. 6, 2003 (Date of Inception) to Sept 30, 2010
Expenses
General and administrative	89	90	28	34	1,235
Merger and reorganisation	-	-	-	-	249
Exploration (Note 8)	2,464	193	270	104	4,945
Total operating expenses	2,509	283	298	138	6,429

Loss before other income and expense	(2,553)	(283)	(298)	(138)	(6,429)
Other Income and Expense
Income from sale of tenement and tenement information (Note 7)	4,244	249	-	-	6,143
Write down of investments	-	-	-	-	(1,759)
Currency exchange gain /(loss)	(80)	48	22	14	(16)
Interest income	7	-	2	-	70
Interest expense	(19)	(2)	(6)	-	(128)

Income / (Loss) before income tax	1,599	12	(280)	(124)	(2,119)

Income tax provision	-	-	-	-	24

Net Income / (loss)	1,599	12	(280)	(124)	(2,143)

Income / (loss) per Common share :
Net Income / (loss)	$0.03	$0.00	$(0.01)	$0.00	$(0.06)

Weighted average common share used in calculation	46,156,026	44,006,575	46,656,026	44,556,575	35,439,687

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009
and Cumulative from inception (August 6, 2003) to September 30, 2010 (unaudited)

(Dollar amounts in thousands – except per share data)

	For the nine months ended Sept 30, 2010 $	For the nine months ended Sept 30, 2009 $	Cumulative period from inception to Sept 30, 2010 $

Cash flows from operating activities:
Net profit / (loss)	1,599	12	(2,143)
Adjustments to reconcile net profit/(loss) to net cash
used in operating activities:
Adjustments for non-cash items
Compensation expense	90	53	845
Currency exchange loss/(gain)	28	(48)	(3)
Write down of investment	-	-	1,759
Issuance of Convertible Note in lieu of repayment of
advances from director related entity	-	-	100
Gain on transfer of interest in tenement	(4,244)	(249)	(6,142)
Change in assets and liabilities:
Increase/(decrease) in accounts payable	(3,149)	(119)	681
Increase /(decrease) in income tax payable	-	-	(9)
Decrease/(increase) in accounts receivable	(3)	(9)	79
Increase in exploration assets	(36)	-	(3,004)

Net cash used in operating activities	(5,715)	(360)	(7,837)

Cash flows from financing activities:
Proceeds from sale of Common stock –net	-	-	75
Proceeds from advance from director-related entities	1,589	144	1,589
Proceeds from line of credit	19	-	553
Repayment of advance from director-related entities	-	-	(73)

Net cash (used in)/ provided by financing activities	1,608	144	2,144

Cash flows from investing activities:
Proceeds from sale of tenement/tenement information	4,244	249	5,753

Net cash provided by investing activities	4,244	249	5,753

Increase/ (decrease) in cash	137	33	60
Cash at beginning of period	5	8	-
Effect of currency exchange rate fluctuations on cash held	-	-	82

Cash at end of period	142	41	142

Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd	2	13	244
Interest charged by Great Missenden Holdings Pty Ltd	18	2	129
Issuance of Stock for compensation and settlement of advances	-	126	852

The accompanying notes are an integral part of these consolidated financial statements

Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 1:  Organization

Australian Oil & Gas Corporation (the Company) was incorporated in Delaware on August 6, 2003, and began operations on August 11, 2003 and is considered to be a crude petroleum and natural gas company in the exploratory stage. Since inception it has been engaged in the assessment of oil and gas exploration properties.

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

Nations Natural Gas Pty Ltd disposed of its wholly owned but unused dormant Australian subsidiary, Napoleon Nations Gas Pty Ltd, being surplus to its needs.

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

On September 22, 2009, Great Missenden Holdings Pty Ltd advanced $200,000 on its $250,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009. This line of credit expires December 31, 2012.For the quarter ended September 30, 2010 Great Missenden Holdings Pty Ltd charged $6,620 for interest.

We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company. For the quarter ended September 30, 2010 Setright Oil & Gas Pty Ltd charged the Company $2,151 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

With regard to the Vulcan Joint Venture, Mr. Albers is a director and shareholder in each of Auralandia NL, Natural Resources Group Pty Ltd (former Natural Gas Corporation Pty Ltd), Petrocorp Australia Pty Ltd and Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation).  All of these companies are the holders of the Vulcan Joint Venture. Mr Muzzin is a shareholder in Auralandia NL.

With regard to the Nome Joint Venture, Mr. Albers is a director and shareholder in each of Auralandia NL, Natural Resources Group Pty Ltd, Petrocorp Australia Pty Ltd and Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation).  All of these companies are the holders of the Nome Joint Venture. Mr Muzzin is a shareholder in Auralandia NL.

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

At September 30, 2010 cash calls of $1,401,262 (which is included in “Loan-Director Related Party”) were due to be paid by Alpha Oil & Natural Gas Pty Ltd to the Cornea and Braveheart Joint Ventures.  An agreement dealing with the liability to pay those calls has been reached.  The agreement has the result that neither Braveheart Oil & Gas Pty Ltd nor Cornea Oil & Gas Pty Ltd, Alpha’s subsidiaries are treated as being in default (so that they might otherwise forfeit their respective Participating Interests in the Joint Ventures), while remaining liable to make the payments.   By the agreement, each of Braveheart and Cornea have up to at least 7 July 2012 to make arrangements to satisfy their respective liabilities and may achieve this through a combination of sale of interests or by borrowing funds on commercial terms.  The agreement has been entered into on terms which are favourable to Alpha and which enable Alpha to preserve any benefits which may derive from its interests in the period up to July 2012.

With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd.

Mr. Mark A Muzzin, a director and Vice-President of AOGC is a shareholder in Exoil Limited, the parent of Braveheart Resources Pty Ltd and Cornea Resources Pty Ltd.

Note 4: Current Liabilities

At September 30, 2010 the accounts payable balance includes $90,000 for remuneration due to Mr Albers for his services, which is to be met by the issue of shares (see Management Discussion and Analysis section on Management).

Note 5:  Issued Shares

At September 30, 2010, the company included 1,500,000 unissued reserved shares in its weighted average computation when calculating Earnings per Share. These shares will be used to compensate Mr Albers and will be issued in the quarter ending Dec 31, 2010 (See Note 4).

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation’s Australian subsidiaries is the Australian dollar.  The comprehensive income of $292,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries’ financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7: Sale of Tenement

On February 18, 2010 AOGC’s wholly owned subsidiary, Vulcan Australia Pty Ltd (“Vulcan”) completed the sales of its 7.5% interest in AC/P33 to a wholly-owned subsidiary of PTT Exploration and Production Public Company Limited, a Thailand petroleum exploration and production company. Vulcan recovered $ 4,244,000 for its 7.5% interest. These proceeds have been utilized to meet a large proportion of our obligations to the Braveheart Joint Venture and Cornea Joint Venture with respect to the costs associated with the recent drilling of the Braveheart-1 well and Cornea-3 well.

Note 8: Exploration and evaluation costs

As of September 30, 2010 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Cornea Oil and Gas Pty Ltd) share of drilling costs of the Cornea-3 exploration well in WA-342-P was approximately $3,005,000. The well was drilled from December 11, 2009 to December 28, 2009. Overall, the results of Cornea-3 have defined the location of an oil column. Looking forward, the data obtained from Cornea-3 will enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy now that an oil column has been proved and that good data relating to the potential reservoir performance has been obtained. On this basis the costs of the well have been capitalized.

As of September 30, 2010 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Braveheart Oil and Gas Pty Ltd) share of drilling costs of the Braveheart-1 exploration well in WA-333-P was $1,944,330. The well was drilled from December 29, 2009 to January 17, 2010. The well was plugged and abandoned after encountering only minor indications of hydrocarbons. On this basis all costs of the well have been written off and expensed through the statement of operations.

Note 9: Subsequent Events

The Company has evaluated subsequent events for the period from September 30, 2010, the date of these financial statements through to November 12, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statement.

With respect to this disclosure, the Company has not evaluated subsequent events occurring after November 12, 2010.

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

Working Capital Funding        As an exploration stage enterprise, the Company has and continues to rely on capital infusions through advances from Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will draw down further advances to enable it to meet its administrative costs and expenditure requirements in developing its portfolio of oil and gas interests.

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

At September 30, 2010 cash calls of $1,401,262 were still to be paid by Alpha Oil & Natural Gas Pty Ltd, on behalf of its subsidiaries, to the Cornea and Braveheart Joint Ventures. An agreement dealing with the liability to pay those calls has been reached.  The agreement has the result that neither Braveheart Oil & Gas Pty Ltd nor Cornea Oil & Gas Pty Ltd are treated as being in default (so that they might otherwise forfeit their respective Participating Interests in the joint Ventures), while remaining liable to make the payments.   By the agreement, each of Braveheart and Cornea have up to at least July 7, 2012 to make arrangements to satisfy their respective liabilities and may achieve this through a combination of sale of interests or by borrowing funds on commercial terms.  The agreement has been entered into on terms which are favourable to Alpha and which enable Alpha to preserve any benefits which may derive from its interests in the period up to July 2012.

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

EXPLORATION AND APPRAISAL ACTIVITIES

VULCAN SUB-BASIN INTERESTS, TERRITORY OF ASHMORE AND CARTIER ISLANDS, AUSTRALIA (AC/P35 and AC/P39)

Geologically, AC/P35 and AC/P39 are located on the eastern margin of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin, one of a number of proven petroliferous sub-basins which together comprise the North West Shelf hydrocarbon province of Australia.

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

Joint venture operating agreements are in place for each permit.  The joint ventures were or are named Oliver Joint Venture (AC/P33), Vulcan Joint Venture (AC/P35) and Nome Joint Venture (AC/P39).

Oliver Joint Venture (AC/P33)

On February 18, 2010 Vulcan completed the sale of its 7.5% interest in AC/P33 to a wholly-owned subsidiary of PTT Exploration and Production Public Company Limited, a major Thailand petroleum exploration and production company. Vulcan recovered $ 4,244,679 for its 7.5% interest. These proceeds were utilized in meeting a large proportion of our obligations to the Braveheart Joint Venture and Cornea Joint Venture with respect to the costs associated with the recent drilling of the Braveheart-1 well and Cornea-3 well.  The affairs of the Oliver Joint Venture are now at an end and will no be referred to further.

Vulcan Joint Venture (AC/P35)

AC/P35 (granted October 18, 2005) comprises 46 graticular blocks, totalling approximately 3,410 km² (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. During the first three years of the initial 6-year term of the AC/P35 permit, we obtained a range of pertinent existing reports and open file seismic data.  We also acquired the right to the reprocessed Onnia 3D seismic data-set of some 1,750 km² within AC/P35.

Our geological evaluation of this permit during the quarter saw analysis of the Fairfax feature as a focus of our exploration efforts in AC/P35.  The Fairfax feature was not within the area of coverage of the Onnia 3D survey, being in the west of AC/P35 and being covered only by some older seismic lines acquired by previous explorers.  We saw the potential for the Fairfax feature to be a possible mirror-image of the Oliver oil/gas accumulation.  In order to better understand the feature and to advance it to lead status, we decided to acquire a 2D seismic survey to infill the existing data bank and to constrain the south-western end of the feature.  The Fairfax 2D seismic was completed in 1009, with approximately 275 kms of new high quality 2D acquired, utilizing Bergen Offshore’s BOS Atlantic vessel.  The joint venture co-processed the new acquisition with some of the pre-existing seismic lines which were already held over the Fairfax feature.

The participants in the Vulcan Joint Venture currently are:
%
Auralandia NL (Operator)	30.0
Natural Gas Corporation Pty Ltd	30.0
Petrocorp Australia Pty Ltd (subsidiary of National Gas Australia Pty Ltd)	25.0
Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	15.0

Nome Joint Venture (AC/P39)

AC/P39 (granted April 7, 2006) is located 600 km west of Darwin, immediately to the east of AC/P35.  It comprises 11 graticular blocks, totalling approximately 920 km² (2,273 acres).  AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin. There have been five wells drilled in the area, with two having oil and gas indications.  In the first three years of the initial 6-year term of the AC/P39 permit, we obtained a range of existing reports and open file seismic data.  We acquired the reprocessed 920 km² Onnia 3D seismic survey within the permit.  Geological evaluation of the permit is continuing, including the assessment of risk as to whether any leads are of sufficient quality to warrant the risk and cost of drilling and the likelihood of a farminee being prepared to meet the cost of such a well.

Interpretation of the 920 km² of reprocessed Onnia 3D seismic within AC/P39 is on-going.  We are planning for a further 3D seismic program over our best lead in AC/P39, before making any commitment to drill a well.

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

BROWSE BASIN INTERESTS, OFFSHORE FROM WESTERN AUSTRALIA
 – WA-332-P, WA-333-P and WA-342-P
The Browse Basin region is a major proven hydrocarbon area and it forms a part of the extensive series of continental margin sedimentary basins that, together, comprise the North West Shelf hydrocarbon province of Australia. The Browse Basin has been host to a series of major gas, gas condensate and oil discoveries which began with the 1971 discovery at Scott Reef-1 (now called Torosa). The Browse Basin is currently the focus for two proposals to establish new LNG export facilities; one by Woodside Energy Ltd in relation to the Torosa/Brecknock/Calliance complex and the other by Inpex Corporation in relation to the Ichthys complex.  There is one well on the boundary of WA-332-P (Prudhoe-1), one well in WA-333-P (Rob Roy-1 and Braveheart-1), and a total of fifteen wells in WA-342-P, mostly associated with the undeveloped Cornea oil and gas accumulation.

The Browse Basin permits; WA-332-P, WA-333-P and WA-342-P, are contiguous and are located offshore in the eastern Browse Basin. They cover a total area of 9,460 km² (2,336,620 acres).

Our wholly owned subsidiary, Alpha, together with its joint venturers, in 2008 entered into a farmout agreement with respect to WA-332-P, WA-333-P and WA-342-P (“Permits”) with Gascorp Australia Pty Ltd (“Gascorp”) whereby Gascorp agreed to earn a 15% interest in each of the three Permits in return for Gascorp expending $1,120,000 in acquiring approximately 490 line kilometres of new 2D seismic data (the Braveheart 2D survey) in the Permits and then subsequently it reduced further as a result of Gascorp, at its cost, acquiring infill seismic and a drill site survey in order to determine a specific well location from which to test the Braveheart prospect.  The seismic surveys provided further coverage of the Braveheart Prospect as well as coverage of leads within WA-332-P.  As a result of these farmouts, Alpha’s interest in each of the three permits reduced in two steps from 20% to 14.5%.

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

The Operator of the Braveheart Joint Venture is Hawkestone.

In late 2009 the Braveheart prospect was drilled by the Songa Venus semi-submersible rig from a location within WA-333-P.  The well failed to encounter hydrocarbons and was plugged and abandoned.

While three was some evidence of miner residual hydrocarbons at the top of the reservoir interval, most of the cleaner sands were water filled.

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

The Operator of the Cornea Joint Venture is Exoil’s wholly-owned subsidiary, Hawkestone Oil Pty Ltd (“Hawkestone”).

Between the 11th and 28th of December 2009, the Cornea-3 appraisal/exploration well was drilled into the Cornea oil and gas accumulation by the Songa Venus semi-submersible rig

The objectives of the well were to define the location of the hydrocarbon contacts and to obtain data relating to the potential reservoir qualities.

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

The results of the drilling and logging of Cornea-3 can be summarised as follows:

1.           An oil column of 20.4m was intersected in Cornea-3 (as defined by logs and pressure data) at 808.4m MDRT.

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

3.           The Nuclear Magnetic Resonance (NMR) tool enabled the determination of an average effective, free fluid porosity of 16.4% for the reservoir in this well.  The average inferred permeability of the reservoir in Cornea-3 is 100 millidarcies.  The NMR tool also indicated an average hydrocarbon saturation of 70% for the free fluid porosity.

4.           Extensive efforts were made to sample the oil but the unconsolidated nature of the reservoir meant that, on every attempt, the test tools became blocked with sand, preventing fluid sampling.  However, the oil pressure gradient is consistent with 22 API oil and the NMR logging tool indicated an oil viscosity ranging from 4 centipose at the top of the column to 4.3 centipose at the base – this being less viscous than reported in samples recovered and interpreted by the previous wells in this vicinity.
The results of Cornea-3 defined the existence of a 23m oil column beneath the gas cap in this segment of the Cornea Central closure – a significant exploration result.  A great deal has therefore been learned about how future exploration wells might be drilled in the greater Cornea closure.  This has given the Joint Venture confidence about the ability to drill subsequent vertical and horizontal wells through the targeted sections and, to this end, the Joint Venture will investigate the best method to drill future wells.

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

Interests in the permits NT/P71 and NT/P72, as at the end of the year, were as per the holdings shown above for the National Gas Consortium.

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

In the first three years of the initial 6-year term of the NT/P73 permit we have obtained existing reports and open file seismic data and mapped, interpreted and revised analyses and concepts for the area.  We have elected to enter the second three years of the initial permit term and drill one exploration well and perform further interpretational work. There have been no wells drilled in the permit area.

Our work to date has focused on the Stillwater feature of the NW corner of NT/P73.  We reached agreement with ConocoPhillips with respect to our right to approximately 200 kms² of 3D data acquired by ConocoPhillips in the NW corner of our NT/P73, most of which covers the highly interesting Stillwater feature, which sits en enchelon with the Caldita feature, located in the adjacent permit held by ConocoPhillips and Santos.  This data has been expressed in 2D format, exceeding 2000 line kms, thus meeting our permit work obligation.

Following the purchase of seismic and other geological and geophysical data in 2009 Gascorp Australia Pty Ltd exercised an option to acquire a 35% interest in this permit by farmin.

Following these farmin the interests in NT/P73 are:

%
Gascorp Australia Pty Ltd	35.000
Alpha Oil & Natural Gas Pty Ltd (Operator)	65.000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2010, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

As of September 30, 2010, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of September 30, 2010.

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

Part 11.  OTHER INFORMATION

Item 5.  Other Information

Reports on Form 8-K

The Company filed no Reports on Form 8K during the quarter ended September 30, 2010.

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
E. Geoffrey Albers
Chief Executive Officer and Chief Financial Officer

November 12, 2010