Form 10-K
period 2010-12-31
AUSTRALIAN OIL & GAS CORP
filed 2011-03-29
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☒  No ☐

As at March 29, 2011, 47,650,531 shares of common stock were outstanding.

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

Nations Natural Gas Pty Ltd disposed of its wholly owned, but unused, dormant Australian subsidiary, Napoleon Nations Gas Pty Ltd, being surplus to its needs.

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

Industry experts project declines in natural gas production from traditional sources and significant increases in U.S. and Asian natural gas demand over the next 20 years.  Liquefied Natural Gas “LNG” sourced natural gas may provide a significantly larger share of the natural gas market.  We target potential natural gas supply sources suitable not only for LNG processing and export,  but also for domestic Australian consumption, subject to successful exploration and exploiting of our exploration acreage.

We consider that we are now well positioned to pursue these oil and natural gas exploration objectives for the following reasons:

•
Our success in acquiring gas prospective acreage is expected to provide opportunities to farmout and joint venture with other established oil and gas companies, as well as the possibility to joint venture with them in additional exploratory prospects;

•
We possess a significant exploration acreage portfolio in the Browse Basin and Bonaparte Basin region, including the Vulcan Sub-basin, offshore Australia (see “Oil and Gas Interests and Properties” below);

•	We are intent on building a broad-based team with significant experience in the use of structural geology, augmented by 3D seismic technology, and in drilling prospects.
•	We own or have rights to an extensive seismic database, including 6,500 km² of new 2D seismic and some 3,500 km² of 3D seismic data;
•	We are conducting intensive evaluations of our acreage and are in the process of identifying exploration prospects, some of which are high-risk, high-potential, gas and oil prospects.

    We have focused on the Bonaparte Basin and Browse Basin region because:

•	We have acquired a significant permit portfolio in these regions;
•	We have developed significant expertise and have an extensive database of information about the geology and geophysics of these regions;
•	We believe there is potential for resources in these regions that have not yet been discovered; and
•	The construction of infrastructure for efficiently developing, producing, transporting and processing natural gas is being actively promoted or has been initiated in each region by others.

Background to Australian Offshore Permits

    To gain control of offshore exploration areas in Australia, a Petroleum Exploration Permit (“Permit”) must be tendered for and subsequently granted by the Designated Authority, acting pursuant to the Offshore Petroleum and Greenhouse Gas Storage Act 2006 of the Commonwealth of Australia (“the Act”). A Permit provides rights to the holder to undertake exploration, including seismic surveys and drilling, in the defined area of a Permit.  A Permit is granted for an initial six year period.  Under the terms of a Permit, the exploration work program nominated for the first three years must be met.  The Permit holder may withdraw from the Permit after the third permit year, or at the end of any subsequent Permit year, provided that all the exploration work obligations up to the date of withdrawal have been met.

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

When we require further funds for our programs, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, interest of industry in co-participation in our programs and share market conditions.  It is our intention to meet our funding obligations by either partial sale of our interests or farm-out, either to third parties or to entities sponsored by the Company, farmout being a vital part of management’s overall strategy.  It is also part of our plan that funds could be raised by further issues of stock or the promotion of new companies for this purpose. Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

Oil and Gas Interests

The Company holds interests in 9 petroleum exploration permits in the offshore areas adjacent to Australia.

Permit	Geological Basin/Sub Basin	Percentage Held	Joint Venture Name

AC/P35	Vulcan	15%	Vulcan
AC/P39	Vulcan	15%	Nome
WA-322-P	Browse	17%	Braveheart
WA-342-P	Browse	17%	Cornea
NT/P62	Bonaparte	21%	National Gas Consortium
NT/P65	Bonaparte	21%	National Gas Consortium
NT/P71	Bonaparte	21%	National Gas Consortium
NT/P72	Bonaparte	21%	National Gas Consortium
NT/P73	Bonaparte	65%	Stillwater

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

Drilling Activity

We and our joint venturers drilled Cornea-3 in WA-342-P in December 2009 and Braveheart-1 in WA-333-P in January 2010. See item 2 “Properties” of the report.

Current Activities and Plans

Our current activities relate solely to our participation in oil and gas exploration in the offshore areas of Australia, as described above. (For more information with respect to our current activities and plans see also Item 2 - “Properties”).

Competitive Factors

The acquisition of oil and gas interests is highly competitive. We anticipate that we will continue to encounter strong competition from many established companies with far greater financial, personnel and informational resources.  Competition from such companies may escalate the cost of acquiring properties beyond the range of prices we can afford.  Even if valuable oil and gas deposits are discovered on our properties, our ability to develop and exploit and their marketability will depend on numerous factors, including available equipment and personnel for which there is strong demand, and other competing supplies of oil and gas.

Environmental Compliance and Risk

Since the Company is engaged in the natural resources industry, environmental regulation has a significant impact upon our operations and may necessitate significant capital outlays, which, in turn, may materially affect the earning power of the Company. Certain operations in the exploratory and production phase of oil and gas exploration are potentially hazardous to the environment.  Exploratory drilling in natural areas are sources of significant environmental prescription and regulation.  Further, if recovery methods are utilized which involve the construction of a plant or similar hardware to implement the recovery system, the environmental impact of such a system must be disclosed in an Environmental Impact Statement; and compliance could adversely affect future operations and revenues.  Although we do not have immediate plans to be the operator on any oil and gas drilling operations, others who may drill and operate such properties will face possible environmental regulations, which could affect our liabilities.  Should we operate, then we would directly be responsible for environmental and project management, and liability in the event of mishap.

Employees

As of December 31, 2010, we employed four persons, namely the three directors, and one other person, each on a part time basis.  Additionally, we retain consultant geologists and other geo-scientists, as well as administrative, accounting and financial support on a contract or fee basis, as and when their services are required.

ITEM 1A.                      RISK FACTORS

The business operations of the Company are subject to a high level of risks, which may impact adversely on its future performance. These risks may adversely affect the value of our assets and this may affect the value of our common stock.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. The important factors are not exclusive.

Our future performance is difficult to evaluate because we have a limited operating history and do not own a developed oil and natural gas property or have development plans for any oil or natural gas properties.

We began operations in August 2003 and have a limited operating and financial history.  As a result, there is little historical financial and operating information available to evaluate our performance or an investment in our common stock.

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

Estimates of future net cash flows from oil and gas interests we may wish to develop, prepared by independent consultants, will be based upon estimates by independent engineers of oil and natural gas reserves and the percentage of those reserves which can be recovered and produced with current technology.  These estimates will include assumptions as to the cost of infrastructure, the amount of oil and natural gas capable of being recovered and prices received for the sale of oil and natural gas. Any one or all of those estimates may be inaccurate, which could materially affect resulting future net cash flows and working capital.

We depend on our executive officers for critical management decisions and industry contacts but have no key person insurance for these individuals.

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

Oil and natural gas exploration activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas reserves. Our decisions to explore, assess, appraise or develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, seismic and other data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Assessment of prospectivity and reserve estimates depend on many assumptions that may turn out to be inaccurate.  Our cost of drilling, completing and operating wells will be uncertain until drilling concludes.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomic.  Further, many factors may curtail, delay or cancel drilling, including the following:

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

•	highly adverse weather conditions, including cyclones and hurricanes;
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

Exploration, production and sale of oil and natural gas are subject to extensive Australian laws and regulations, including both the Offshore Petroleum and Greenhouse Gas Storage Act 2006 (Commonwealth of Australia) and also the Environment Protection and Biodiversity Conservation Action (Commonwealth of Australia) and all regulations, directions and guidelines made thereunder. We may be required to make large expenditures to comply with our permit obligations and governmental regulations.  Matters subject to such obligations and regulation include:

•	permit work program requirements;
•	environmental approvals;
•	seismic work program approvals
•	permits for drilling operations;
•	drilling insurance;
•	development and production approvals; and
•	taxation.

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

Following implementation of our acquisition strategy we now hold interests in 9 Petroleum Exploration Permits granted by the Commonwealth of Australia. They are each held in joint venture with other parties.

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

Our wholly owned subsidiary, Alpha, has established a wholly owned subsidiary, Vulcan Australia Pty Ltd (“Vulcan”) and transferred its interests in each of its Timor Sea permits, AC/P33 (now sold), AC/P35 and AC/P39 to Vulcan.

Joint venture operating agreements are in place for each remaining permit.  The joint ventures were or are named Oliver Joint Venture (AC/P33), Vulcan Joint Venture (AC/P35) and Nome Joint Venture (AC/P39).

Oliver Joint Venture (AC/P33)

On February 18, 2010 Vulcan completed the sale of its 7.5% interest in AC/P33 to a wholly-owned subsidiary of PTT Exploration and Production Public Company Limited, a major Thailand petroleum exploration and production company. Vulcan recovered $ 4,244,679 for its 7.5% interest. These proceeds were utilized in meeting a large proportion of our obligations to the Braveheart Joint Venture and Cornea Joint Venture with respect to the costs associated with the recent drilling of the Braveheart-1 well and Cornea-3 well.  The affairs of the Oliver Joint Venture have now been dissolved and will not be referred to further.

Vulcan Joint Venture (AC/P35)

AC/P35 (granted October 18, 2005) comprises 46 graticular blocks, totalling approximately 3,410 km² (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. During the first three years of the initial 6-year term of the AC/P35 permit, we obtained a range of pertinent existing reports and open file seismic data.  We also acquired the purchased the right to the reprocessed Onnia 3D seismic data-set of some 1,750 km² within AC/P35.

Our geological evaluation of this permit during the quarter saw analysis of the Fairfax feature as a focus of our exploration efforts in AC/P35.  The Fairfax feature was not within the area of coverage of the Onnia 3D survey, being in the west of AC/P35 and being covered only by some older seismic lines acquired by previous explorers.  We saw the potential for the Fairfax feature to be a possible mirror-image of the Oliver oil/gas accumulation in AC/P33.  In order to better understand the feature and to advance it to lead status, we decided to acquire a 2D seismic survey to infill the existing data bank and to constrain the south-western end of the feature.  The Fairfax 2D seismic was completed in 2009, with approximately 275 kms of new high quality 2D acquired, utilizing Bergen Offshore’s BOS Atlantic vessel.  The joint venture co-processed the new acquisition with some of the pre-existing seismic lines which were already held over the Fairfax feature.

The joint venture continues to assess the prospectivity of the Fairfax feature and of the AC/P35 permit generally.

The participants in the Vulcan Joint Venture currently are:
%
Auralandia NL (Operator)	30.0

Natural Gas Corporation Pty Ltd	30.0

Petrocorp Australia Pty Ltd (subsidiary of National Gas Australia Pty Ltd)	25.0

Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	15.0

Nome Joint Venture (AC/P39)

AC/P39 (granted April 7, 2006) is located 600 km west of Darwin, immediately to the east of AC/P35.  It comprises 11 graticular blocks, totalling approximately 920 km² (2,273 acres).  AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin. There have been five wells drilled in the area, with two having oil and gas indications.  We have obtained a range of existing reports and open file seismic data and acquired the reprocessed 920 km² Onnia 3D seismic survey within the permit.  Geological evaluation of the permit is continuing, including the assessment of risk as to whether any leads are of sufficient quality to acquire new 3D seismic and whether the leads warrant the risk and cost of drilling and the likelihood of a farminee being prepared to meet the cost of such a well.

Interpretation of the 920 km² of reprocessed Onnia 3D seismic within AC/P39 is on-going.  We are planning for a further 3D seismic program over our best lead in AC/P39, before making any further commitment to drill a well.

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

Braveheart Joint Venture – WA-332-P (now relinquished) & WA-333-P

Each of these two permits are (or were) held by the Braveheart Joint Venture, consisting of the following parties:

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

The Operator of the Braveheart Joint Venture is Hawkestone.

In late 2009 and early 2010 the Braveheart prospect was drilled by the Songa Venus semi-submersible rig from a location within WA-333-P.  The well failed to encounter hydrocarbons and was plugged and abandoned.

While there was some evidence of miner residual hydrocarbons at the top of the reservoir interval, most of the cleaner sands were water filled.

The company, through its subsidiary, has contributed $2,326,939 to the drilling of the Braveheart-1 well.

Following the drilling of Braveheart-1, the joint venture surrendered WA-332-P

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

This permit is held by the Cornea Joint Venture consisting of the following parties.

Moby Oil & Gas Limited	22.375%

Octanex Group	18.750%

Cornea Oil & Gas Pty Ltd	17.000%

Cornea Petroleum Pty Ltd (subsidiary of Natural Resources Group Pty Ltd) (subsidiary of Australian Oil & Gas Corporation)	14.875%

Cornea Resource Pty Ltd (subsidiary of Exoil Limited)	13.100%

Coldron Pty Ltd (subsidiary of Gascorp Australia Pty Ltd)	7.500%

Auralandia N.L.	5.000%

The Operator of the Cornea Joint Venture is Exoil’s wholly-owned subsidiary, Hawkestone Oil Pty Ltd (“Hawkestone”).

Between the 11th and 28th of December 2009, the Cornea-3 appraisal/exploration well was drilled into the Cornea oil and gas accumulation by the Songa Venus semi-submersible rig

The company, through its wholly owned subsidiary, Cornea Oil & Gas Pty Ltd, has contributed approximately $3,050,000 to the costs of drilling the well.
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

Prior to the end of the first term of the WA-342-P permit, the Cornea Joint Venture applied to renew the permit and following discussions with the regulatory authorities concerning the form of the work programme to be undertaken during a renewed term, the permit has been renewed for a further period of five years commencing from January 4, 2011 for a reduced number of blocks down to 21 and covering approximately 1,680 square kilometres.

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

During 2009 the National Gas Consortium relinquished NT/P63 and NT/P64.

NT/P71 and NT/P72 Joint Venture

Interests in the permits NT/P71 and NT/P72, as at the end of the year, were as per the holdings shown above for the National Gas Consortium. Low key evaluation of these permits continued through the year

Sunshine Joint Venture and Mimosa Joint Venture – NT/P62 and NT/P65

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

Our work to date has focused on the Stillwater feature of the NW corner of NT/P73.  We reached agreement with ConocoPhillips with respect to our right to approximately 200 kms² of 3D data acquired by ConocoPhillips in the NW corner of our NT/P73, most of which covers the Stillwater feature, which sits en enchelon with the Caldita gas discovery, located in the adjacent permit held by ConocoPhillips and Santos.  This data has met our permit work obligation.

Following the purchase of seismic and other geological and geophysical data in 2009 Gascorp Australia Pty Ltd exercised an option to acquire a 35% interest in this permit by farmin.
Following this farmin the interests in NT/P73 are:

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

Period	High Sale or Bid	Low Sale or Bid
1st Quarter 2009	$0.10	$0.05
2nd Quarter 2009	$0.06	$0.04
3rd Quarter 2009	$0.20	$0.05
4th Quarter 2009	$0.10	$0.04

1st Quarter 2010	$0.08	$0.04
2nd Quarter 2010	$0.08	$0.06
3rd Quarter 2010	$0.07	$0.06
4th Quarter 2010	$0.09	$0.06

    As at December 31, 2010, there were 4 market makers in our common stock.

    As at December 31, 2010, there were approximately 212 holders of record of our common stock.

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

    On December 13, 2010, 2,000,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as an exhibit to this 2010 Form 10-K.

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

	Years Ended December 31,
	2006	2007	2008	2009	2010
Operating revenues	-	-	-	-	-
Interest expense	341	29	17	8	27
Net income (loss)	592	(815)	(389)	(491)	1,292
Net income (loss) per share (1) - basic	0.02	(0.05)	(0.01)	(0.01)	0.03
Net income (loss) per share (1) - dilutive	0.02	(0.02)	(0.01)	(0.01)	0.03
Total assets	737	484	9	2,974	3,092
Long-term debt	276	305	-	206	2,187

(1)  Basic and fully diluted loss per share is based on the weighted average number of shares of our common stock outstanding during each year: 33,212,561 in 2006 and 36,467,152 in 2007 and 40,052,317 in 2008 and 44,281,575 in 2009 and 46,406,026 Basic and 48,888,434 Dilutive in 2010. NOTE: Basic and diluted earnings per share are the same in loss years.

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

    To date, together with certain other affiliated joint venturers, the Australian authorities have awarded us interests in 9 Petroleum Exploration Permits.

Liquidity and Capital Resources

    The following table reflects our working capital position at December 31, 2009 and 2010:

	2009	20010
Current assets	$6	$42
Current liabilities	$3,478	$123
Working capital	$(3,472)	$(81)
Current ratio	0.02	0.341

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

    On October 18, 2010 the Company signed a new Line of Credit agreement with Great Missenden Holdings Pty Ltd, for another $200,000 of which $109,383 has been drawn down.

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

    None.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

    As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

    As of December 31, 2010, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

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
E. Geoffrey Albers,
Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

ITEM 9B    OTHER INFORMATION.

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    Set forth below are the names of each of the executive officers of the Registrant and the position held:

Name	Age	Position
Ernest Geoffrey Albers	66	President, Treasurer and Director

William Ray Hill	60	Director, Vice President

Mark Anthony Muzzin	48	Director, Vice President

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

    Mark A Muzzin was appointed a director of the Company on November 16, 2005. Mr Muzzin has had over 20 years of commercial experience and holds a B.A. degree from Latrobe University, Melbourne, Australia.  His career commenced in the mid eighties for a London stock broking firm and has consulted for two of the major banks in Australia in the share custodian area. He has been involved in capital raising activities for resource companies in Australia and is a consultant for various oil and gas companies.  He is managing director of Strategic Energy Resources Ltd and is a director in a number of Australian private companies. Mr Muzzin is a member of the Petroleum Exploration Society of Australia.

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

Board Attendance

    The Board of Directors met five times during the year ended December 31, 2010.  During 2010, each of the directors attended at least 100% of the total number of meetings of the Board of Directors.  It is the Company’s policy that, absent unusual or unforeseen circumstances, all of the directors are expected to attend annual meetings of stockholders.

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

Report of the Board, Acting as the Audit Committee

The Board of Directors, acting as the Audit Committee, has prepared the following report for inclusion in this Annual Report.  The Board has the responsibility for reviewing the Company’s accounting practices, internal accounting controls and financial results and is responsible for the engagement of the Company’s independent auditors.  The Board met five times in 2010 and has reviewed and discussed the audited financial statements with the Company’s management.

The Board has discussed with the independent auditors the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as may be modified or supplemented.

The Board has received the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as may be modified or supplemented.

Based on the review and discussions referred to in the foregoing three paragraphs, the Board of Directors determined that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the Securities and Exchange Commission.

 E. Geoffrey Albers
 Mark A. Muzzin
 W. Ray Hill

Dated:  March 29, 2011

THIS REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED TO BE FILED UNDER SUCH ACTS.

Code of Ethics

    The Board of Directors on March 28, 2007, adopted a code of ethics for the Company’s principal executive, financial and accounting officers. (See Exhibit 14 to the 2006 10K).

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

ITEM 11.                 EXECUTIVE COMPENSATION

    Compensation awarded to, earned by, or paid to our sole executive officer whose compensation exceeded $100,000.

Summary Compensation Table for 2010

Nae and Principal Position	Year	Salary ($)	Stock Awards ($) *	Total ($)
E.G. Albers	2010	NIL	$160,000	$160,000
(CEO) President and Treasurer	2009	NIL	$88,000	$88,000

*   This amount is the grant date fair value of the shares issued.

    All other tables regarding executive officer compensation have been omitted as inapplicable.

    ur directors are not compensated for their service on the Board.

Compensation Committee Interlocks and Insider Participation

    We have no compensation committee or another board committee performing equivalent functions. Each of the current members of the Board, being Messrs. Albers, Muzzin and Hill has participated in deliberations of the Board concerning executive officer compensation.

Compensation Committee Report

    Given that no compensation has been paid to our directors and executive officers in our 2010 fiscal year, our Board of Directors has not reviewed or discussed the Compensation Discussion and Analysis set forth in Item 402(b) of Regulation S-K under the Securities Act with management; and has not recommended that such Compensation Discussion and Analysis be included in our Annual Report or proxy statement. This disclosure is being made by all members of our Board, being Messrs. Geoffrey Albers, Mark Muzzin, and William Ray Hill.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of shares of common stock by (i) any officer of our company, (ii) each director of our company, (iii) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Ernest Geoffrey Albers (3)	35,311,782	74.10
William Ray Hill	100,000	0.21
Mark Anthony Muzzin	0	0
All executive officers and directors as a group (3 persons)	35,411,782	74.31%

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

(2)	Percentages are based upon the total 47,650,531 outstanding shares of Common Stock at December 31, 2010, combined with the number of shares of Common Stock beneficially owned by each person or entity.

(3)	Includes shares of common stock registered in the names of Mr. Albers’ family members and affiliates.

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

    With respect to Mr E.G. Albers, President, Treasurer and a director of AOGC and each of its subsidiaries including Alpha, Nations, Vulcan ,Braveheart and Cornea, transactions were entered into, in relation to:

    *           Great Missenden Holdings Pty Ltd: Mr. Albers is a director and shareholder of Great Missenden Holdings Pty Ltd.

    For the year ended December 31, 2010, and the year ended December 31, 2009, respectively Great Missenden Holdings Pty Ltd charged $27,276 and $8,101 for interest on all advances during the year

    *           Setright Oil & Gas Pty Ltd:  Mr Albers is a director and shareholder of Setright Oil & Gas Pty Ltd.   For the year ended December 31, 2010, and the year ended December 31, 2009, respectively, Setright Oil & Gas Pty Ltd charged the Company $17,124 and $15,372 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.  AOGC’s subsidiaries have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company.

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

    *           NT/P73 Stillwater Joint Venture.  With regard to the Stillwater Joint Venture, Mr Albers is a director and shareholder in Gascorp Australia Pty Ltd which has acquired a 35% interest in NT/P73 following the exercise of option purchased for $249,935.

    Mr. Mark A Muzzin, a director and Vice-President of AOGC is a shareholder in Exoil Limited, the parent of Braveheart Resources Pty Ltd and Cornea Resources Pty Ltd.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The company paid the following fees to Demetrius & Company L.L.C for services rendered during fiscal years 2010 and 2009:

	2010 $	2009 $
Audit Fees:	34,500	34,100
Tax Fees:	4,605	3,400
All other fees:	-	650

    Audit fees are for the audit of our annual financial statements, review of the financial statements included in our report on 10-Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.  Tax fees are for assurance and other services related to the performance of the audit or review of our financial statements. The other fee in 2009 was for the dissolution of the two dormant US subsidiary companies during the fiscal year ended December 31, 2009

Audit Committee’s Pre-Approval Practice

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

    The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Demetrius & Company LLC performing our audit for the 2009 and 2010 fiscal years.

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

10.12	Agreement between the Company and Great Missenden Holdings Pty Ltd, regarding $200,000 Line of Credit, dated October 18, 2010. *
10.13	Series IV Convertible Unsecured Note held by Great Missenden Holdings Pty Ltd.*
14	Standards of Conduct of Australian Oil & Gas Corporation (incorporated by reference from Exhibit 14 to the Company’s annual report on Form 10-K for the year ended December 31, 2006).
21	List of Subsidiaries of Australian Oil & Gas Corporation. *
24.1	Certification of Secretary with respect to power of attorney. *
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Name	Title	Date

/s/ E. Geoffrey Albers	President, Treasurer, Chief Financial Officer and Director	29th day of March 2011
E. Geoffrey Albers

/s/ Mark A Muzzin	Director, Vice President	29th day of March 2011
Mark A Muzzin

/s/ W. Ray Hill	Director, Vice President	29th day of March 2011
W. Ray Hill

FINANCIAL STATEMENTS

Table of Contents

Audit Report of Independent Registered Accountant

Consolidated Balance Sheets – as at December 31, 2010 and 2009

Consolidated Statements of Operations for the twelve months ended December 31, 2010 and 2009 and for the period from inception (August 6, 2003) to December 31, 2010.

Consolidated Statements of Changes in Stockholders’ Equity And Comprehensive Income for the period from inception (August 6, 2003) to December 31, 2010

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2010 and 2009 and for the period from inception (August 6, 2003) to December 31, 2010.

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Australian Oil & Gas Corporation (An Exploration Stage Enterprise)

We have audited the accompanying consolidated balance sheets of Australian Oil & Gas Corporation and subsidiaries (An Exploration Stage Enterprise) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended and the period from inception (August 6, 2003) to December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Oil & Gas Corporation and subsidiaries (An Exploration Stage Enterprise) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years then ended and for the period from inception (August 6, 2003) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Demetrius & Company, L.L.C.
Wayne, New Jersey
March 29, 2011

Australian Oil & Gas Corporation
(an exploration stage enterprise)

 CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	12/31/10	12/31/09
	$	$
ASSETS
Current assets:
Cash and cash equivalents	37	5
Receivables	5	1

Total Current Assets	42	6

Non-Current assets:
Exploration and Evaluation Asset (Note 12)	3,050	2,968

Total Non-Current Assets	3,050	2,968

Total Assets	3,092	2,974

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	108	3,466
Accounts payable to director related entities (Note 6)	15	12

Total Current Liabilities	123	3,478

Non-Current liabilities:
Convertible Lines of Credit – Director Related (Notes 5 & 6)	343	206
Accounts payable to director related entities (Note 6)	1,844	-

Total Non-Current Liabilities	2,187	206

Total Liabilities	2,310	3,684

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized, Issued shares, 47,650,531 at December 31, 2010 and 45,650,531 at December 31, 2009; Outstanding shares, 47,650,531 at December 31, 2010 and 45,650,531 at December 31, 2009.	48	46
Capital in excess of par value	2,880	2,722
Accumulated other Comprehensive Income	304	264
Deficit accumulated during the exploration stage	(2,450)	(3,742)

Total Stockholders’ Equity (Deficit)	782	(710)

Total Liabilities and Stockholders’ Equity (Deficit)	3,092	2,974

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the twelve months ended December 31, 2010 and 2009
and for the period from inception (August 6, 2003) to December 31, 2010

(Dollar amounts in thousands)

	For the twelve months ended Dec 31, 2010 $	For the twelve months ended Dec 31, 2009 $	From inception to Aug 6, 2003 $

Expenses
Exploration	2,704	671	5,185
General and administrative	156	117	1,302
Merger and reorganization	-	-	249

Total operating expenses	2,860	788	6,736

Loss before other income and expense	(2,860)	(788)	(6,736)

Other Income and (Expense)
Income from sale of tenement and tenement information (Note 11)	4,244	249	6,143
Write down of investments	-	-	(1,759)
Currency exchange gain / (loss)	(73)	56	(9)
Interest income	8	-	71
Interest expense	(27)	(8)	(136)

Income / (loss) before income tax	1,292	(48)	(2,426)

Income tax provision	-	-	24

Net Income / (loss)	1,292	(491)	(2,450)

Income / (loss) per Common Share:
Basic	$0.03	$(0.01)	$(0.07)
Dilutive	$0.03	$(0.01)	$(0.07)

Weighted average common share used in calculation -Basic	46,406,026	44,281,575	35,830,232
Weighted average common share used in calculation -Dilutive	48,888,434	44,281,575	35,830,232

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the period from inception (August 6, 2003) to December 31, 2010

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

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
For the period from inception (August 6, 2003) to December 31, 2010

(Dollar amounts in thousands)

Conversion of Notes	3,650,000	13	299			312
Loss from operations					(389)	(389)
Foreign currency translation adjustment				92		92

Balance , December 31, 2008	41,050,531	43	2,509	316	(3,251)	(383)

To the Chairman as compensation (Note 8)	4,600,000	3	213			216
Loss from operations					(491)	(491)
Foreign currency translation adjustment				(52)		(52)

Balance, December 31, 2009	45,650,531	46	2,722	264	(3,742)	(710)

To the Chairman as compensation (Note 8)	2,000,000	2	158			160
Income from operations					1,292	1,292
Foreign currency translation adjustment				40		40

Balance, December 31, 2010	47,650,531	48	2,880	304	(2,450)	782

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2010 and 2009
and Cumulative from inception (August 6, 2003) to December 31, 2010

(Dollar amounts in thousands)

	Dec 31, 2010 $	Dec 31, 2009 $	From inception $

Cash flows from operating activities:

Net income / (loss)	1,292	(491)	(2,450)

Adjustments to reconcile net income / (loss) to net cash
used in operating activities:
Compensation expense (Note 8)	160	88	915
Currency exchange (gain)/loss	39	(106)	8
Write down of investment	-	-	1,759
Issuance of Convertible Note in lieu of repayment of advances from director related entity	-	-	100
Gain on transfer of interest in tenement (Note 11)	(4,244)	(249)	(6,142)
Change in assets and liabilities
Increase (decrease) in accounts payable	(3,354)	3,324	476
Increase (decrease) in tax payable	-	-	(9)
(Increase) decrease in accounts receivable	(4)	-	78
Increase in exploration assets	(82)	(2,968)	(3,050)

Net cash used in operating activities	(6,193)	(402)	(8,315)

Cash flows from financing activities:
Proceeds from the sale of Common stock – net	-	-	75
Proceeds from advance from director-related entities	1,844	150	1,844
Proceeds from line of credit	137	-	671
Repayment of advance from director-related entities	-	-	(73)

Net cash provided by financing activities	1,981	150	2,517

Cash flows from investing activities:
Proceeds from sale of tenement	4,244	249	5,753
Net cash provided investing activities	4,244	249	5,753

Increase (decrease) in cash	32	(3)	(45)
Cash and cash equivalents at beginning of period	5	8	-
Effect of currency exchange rate fluctuations on cash held	-	-	82

Cash and cash equivalents at end of period	37	5	37

Supplementary disclosure of non-cash financing activities.
- Issuance of Stock for compensation and settlement of advances	160	88	1,012
- Administration Fees charged by Setright Oil & Gas Pty Ltd (Note 5)	17	15	250
- Interest charged by Great Missenden Holdings Pty Ltd (Note 5)	27	9	140

The accompanying notes are an integral part of these consolidated financial statements.

 Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

    The consolidated financial statements include all majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

Income taxes

    The Company will provide for income taxes utilizing the liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes became payable. The company operates in the state and federal jurisdictions. Through its Australian subsidiary companies its also operates in the federal tax jurisdiction of Australia.

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

Recently issued Accounting Standards adopted as of December 31, 2010

    None.

NOTE 3:   INCOME TAXES

    Net losses attributable to the acquisition of Synergy Technologies Corporation are limited by Internal Revenue Recognition.  When there is a more than 50% change in ownership, the amount of Net Operating loss available is approximately $342,000, which expires between 2017-2022.

    Management of the Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the net operating losses due to various changes in ownership over the past years.

$
Operating loss carried forwards	1,325,268
Less : Valuation Allowance	(1,325,268)
Net Deferred Tax Assets	-

    As described in Note 2, the Company adopted FIN 48 on January 1, 2007, which prescribes treatment of “unrecognized tax positions”, and requires measurement and disclosure of such amounts. At both December 31, 2010 and January 1, 2010, the Company had no material unrecognized tax benefits.

    Carried forward tax losses in the Australian subsidiaries are not included in the above numbers. Realization of the losses is not probable.

NOTE 4:  BASIC LOSS PER COMMON SHARE

    Basic loss per common share is based on the weighted average number of shares of common stock issued from inception to December 31, 2010.

NOTE 5:   RELATED PARTY TRANSACTIONS

    Mr. E Geoffrey Albers, the Chairman and President of AOGC, is a director and shareholder of each of Great Missenden Holdings Pty Ltd, Gascorp Australia Pty Ltd and of Setright Oil & Gas Pty Ltd.

    On September 22, 2009, Great Missenden Holdings Pty Ltd advanced $200,000 on its $250,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009. The Line of Credit was provided to AOGC in return for the issue to Great Missenden Holdings Pty Ltd of 250 Series III Convertible Unsecured Notes of $1,000 each with an interest rate of 12% per annum. The Series III Convertible Notes may be converted into shares of Common Stock of AOGC at any time on or before December 31, 2012 on the basis of 12,000 shares of Common Stock for every $1,000 Series III Convertible Notes or part thereof. For the year ended December 31, 2010 Great Missenden Holdings Pty Ltd charged $25,907 for interest.

    On November 11, 2010, Great Missenden Holdings Pty Ltd advanced $59,838 and on December 17, 2010 another $49,545 on a new $200,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on October 18, 2010. The Line of Credit was provided to AOGC in return for the issue to Great Missenden Holdings Pty Ltd of 200 Series IV Convertible Unsecured Notes of $1,000 each with an interest rate of 12% per annum. The Series IV Convertible Notes may be converted into shares of Common Stock of AOGC at any time on or before December 31, 2012 on the basis of 15,000 shares of Common Stock for every $1,000 Series III Convertible Notes or part thereof. For the year ended December 31, 2010 Great Missenden Holdings Pty Ltd charged $1,369 for interest on this new line of credit.

    We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company. For the year ended December 31, 2010 Setright Oil & Gas Pty Ltd charged the Company $17,124 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

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

    At December 31, 2010 cash calls of $1,843,991 (which is included in “Loan-Director Related Party”) were due to be paid by Alpha Oil & Natural Gas Pty Ltd to the Cornea and Braveheart Joint Ventures.  An agreement dealing with the liability to pay those calls has been reached.  The agreement has the result that neither Braveheart Oil & Gas Pty Ltd nor Cornea Oil & Gas Pty Ltd, Alpha’s subsidiaries are treated as being in default (so that they might otherwise forfeit their respective Participating Interests in the Joint Ventures), while remaining liable to make the payments.   By the agreement, each of Braveheart and Cornea have up to at least 7 July 2012 to make arrangements to satisfy their respective liabilities and may achieve this through a combination of sale of interests or by borrowing funds on commercial terms.  The agreement has been entered into on terms which are favourable to Alpha and which enable Alpha to preserve any benefits which may derive from its interests in the period up to July 2012.

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

NOTE 6:  LIABILITIES TO DIRECTOR RELATED ENTITIES

    At December 31, 2010, the Company owed to Setright Oil & Gas Pty Ltd of $11,798 for corporate services

    At December 31, 2010, the Company owed to National Oil & Gas Ltd of $3,269 for exploration costs.

    From the advances made on September 2009, November 2010 and December 2010 and interest payable on the advances the liability to Great Missenden Holdings at December 31, 2010 is $343,071.

NOTE 7:  COMMON STOCK

•	On March 26, 2009, 2,400,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2008 Form 10-K.
•	On December 23, 2009, 2,200,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2008 Form 10-K.
•	On December 13, 2010, 2,000,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2008 Form 10-K.

NOTE 8:   COMMON STOCK ISSUED TO EG ALBERS

On December 13, 2010, 2,000,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to this 2010 Form 10-K.

NOTE 9:   COMPREHENSIVE INCOME

    Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

    The functional currency of Australian Oil & Gas Corporation’s Australian subsidiaries is Australian dollars. The comprehensive income of $304,043 disclosed in the consolidated balance sheet is the foreign currency exchange gain on converting the subsidiaries’ balance sheets and income statements to US dollars for consolidation purposes.

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

NOTE 12:  EXPLORATION AND EVALUATION ASSETS

    As of December 31, 2010 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Cornea Oil and Gas Pty Ltd) share of drilling costs of the Cornea-3 exploration well in WA-342-P was approximately $3,050,000. The well was drilled from December 11, 2009 to December 28, 2009. Overall, the results of Cornea-3 have defined the location of an oil column. Looking forward, the data obtained from Cornea-3 will enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy now that an oil column has been proved and that good data relating to the potential reservoir performance has been obtained. On this basis the costs of the well have been capitalized.

    As of December 31, 2010 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Braveheart Oil and Gas Pty Ltd) share of drilling costs of the Braveheart-1 exploration well in WA-333-P was $2,326,939. The well was drilled from December 29, 2009 to January 17, 2010. The well was plugged and abandoned after encountering only minor indications of hydrocarbons. On this basis all costs of the well have been written off and expensed through the statement of operations.

NOTE 13:   SUBSEQUENT EVENTS

    The Company has evaluated subsequent events for the period from December 31, 2010, the date of these financial statements through to March 29, 2011, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statement.

    With respect to this disclosure, the Company has not evaluated subsequent events occurring after March 29, 2011.