Form 10-Q
period 2011-03-31
AUSTRALIAN OIL & GAS CORP
filed 2011-05-13
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2011

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

47,650,531 shares of common stock, $0.001 par value, as of May 13, 2011.

INDEX

AUSTRALIAN OIL & GAS CORPORATION
(an exploration stage enterprise)

For the Quarterly Period Ended: March 31, 2011

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

Consolidated Balance Sheets as at March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited and for the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2011 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2011 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures.

Part 11.  OTHER INFORMATION

Item 6.  Exhibits.

Signatures

Item 1. Financial Statements (Unaudited)

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)
		03/31/11 (unaudited) $		12/31/10 (audited) $
ASSETS	$		$
Current assets:
Cash and cash equivalents		17		37
Receivables		2		5

Total Current Assets		19		42

Non-Current assets:
Exploration and Evaluation Asset (Note 7)		3,059		3,050

Total Non-Current Assets		3,059		3,050

Total Assets		3,078		3,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses		169		108
Accounts payable to director related entities		12		15

Total Current Liabilities		181		123

Non-Current liabilities:
Convertible Lines of Credit – Director Related (Note 3)		365		343
Accounts payable to director related entities (Note 3)		1,890		1,844

Total Non-Current Liabilities		2,255		2,187

Total Liabilities		2,436		2,310

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized,
Issued shares, 48,100,531 at March 31, 2011 and 47,650,531
at December 31, 2010; Outstanding shares, 48,100,531 at
March 31, 2011 and 47,650,531 at December 31, 2010.	48	48
Capital in excess of par value	2,880	2,880
Accumulated other Comprehensive Income	266	304
Deficit accumulated during the exploration stage	(2,552)	(2,450)

Total Stockholders’ Equity	642	782

Total Liabilities and Stockholders’ Equity	3,078	3,092

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2011 and 2010
and for the period from inception (August 6, 2003) to March 31, 2011

(Dollar amounts in thousands)

	For the three months ended Mar 31, 2011 $	For the three months ended Mar 31, 2010 $	From inception to Mar 31, 2011 $
Expenses

Exploration	27	2,151	5,212
General and administrative	68	25	1,370
Merger and reorganization	-	-	249

Total operating expenses	95	2,176	6,831

Loss before other income and expense	(95)	(2,176)	(6,831)
Other Income (Expense)
Income from sale of tenement and tenement information	-	4,244	6,143
Write down of investments	-	-	(1,759)
Currency exchange gain / (loss)	4	(13)	(5)
Interest income	-	3	71
Interest expense	(11)	(6)	(147)

(Loss) / income before income tax	(102)	2,052	(2,528)

Income tax provision	-	-	24

Net (Loss) / income	(102)	2,052	(2,552)

(Loss) / income per Common Share:
Basic	$(0.00)	$0.04	$(0.07)
Dilutive	$(0.00)	$0.04	$(0.07)

Weighted average common share used in calculation – Basic	47,655,531	45,656,026	36,211,691
Weighted average common share used in calculation – Dilutive	47,655,531	48,056,087	36,211,691

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2011 and 2010
and Cumulative from inception (August 6, 2003) to March 31, 2011

(Dollar amounts in thousands – except per share data)

	For the three months ended Mar 31, 2011 $	For the three months ended Mar 31, 2010 $	Cumulative period from inception to Mar 31, 2011 $

Cash flows from operating activities:
Net (loss) / income	(102)	2,052	(2,552)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Compensation expense	63	30	978
Currency exchange loss/(gain)	(16)	31	(8)
Write down of investment	-	-	1,759
Issuance of Convertible Note in lieu of advances from director related entity	-	-	100
Gain on transfer of interest in tenement	-	(4,243)	(6,142)
Change in assets and liabilities:
Increase/(decrease) in accounts payable	40	(1,398)	516
Increase /(decrease) in income tax payable	-	-	(9)
Decrease/(increase) in accounts receivable	4	(141)	82
Increase in exploration assets	(9)	-	(3,059)

Net cash used in operating activities	(20)	(3,669)	(8,335)

Cash flows from financing activities:
Proceeds from sale of Common stock –net	-	-	75
Proceeds from advance from director-related entities	-	-	1,844
Proceeds from line of credit	-	-	671
Repayment of advance from director-related entities	-	-	(73)

Net cash (used in)/ provided by financing activities	-	-	2,517

Cash flows from investing activities:
Proceeds from sale of tenement/tenement information	-	4,243	5,753

Net cash provided by investing activities	-	4,243	5,753

Increase/ (decrease) in cash	(20)	574	(65)
Cash at beginning of period	37	5	-
Effect of currency exchange rate fluctuations on cash held	-	-	82

Cash at end of period	17	579	17

Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd	4	5	254
Interest charged by Great Missenden Holdings Pty Ltd	11	6	151
Issuance of Stock for compensation and settlement of advances	-	-	1,012

The accompanying notes are an integral part of these consolidated financial statements

Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 20010.

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

On September 22, 2009, Great Missenden Holdings Pty Ltd advanced $200,000 on its $250,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009. The Line of Credit was provided to AOGC in return for the issue to Great Missenden Holdings Pty Ltd of 250 Series III Convertible Unsecured Notes of $1,000 each with an interest rate of 12% per annum. The Series III Convertible Notes may be converted into shares of Common Stock of AOGC at any time on or before December 31, 2012 on the basis of 12,000 shares of Common Stock for every $1,000 Series III Convertible Notes or part thereof. For the three months ended March 31, 2011 Great Missenden Holdings Pty Ltd charged $7,146 for interest.

On November 11, 2010, Great Missenden Holdings Pty Ltd advanced $59,838 and on December 17, 2010 another $49,545 on a new $200,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on October 18, 2010. The Line of Credit was provided to AOGC in return for the issue to Great Missenden Holdings Pty Ltd of 200 Series IV Convertible Unsecured Notes of $1,000 each with an interest rate of 12% per annum. The Series IV Convertible Notes may be converted into shares of Common Stock of AOGC at any time on or before December 31, 2012 on the basis of 15,000 shares of Common Stock for every $1,000 Series III Convertible Notes or part thereof. For the three months ended March 31, 2011 Great Missenden Holdings Pty Ltd charged $3,848 for interest on this new line of credit.

We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company. For the three months ended March 31, 2011 Setright Oil & Gas Pty Ltd charged the Company $4,500 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

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

At March 31, 2011 cash calls of $1,843,991 (which is included in “Loan-Director Related Party”) were due to be paid by Alpha Oil & Natural Gas Pty Ltd to the Cornea and Braveheart Joint Ventures.  An agreement dealing with the liability to pay those calls has been reached.  The agreement has the result that neither Braveheart Oil & Gas Pty Ltd nor Cornea Oil & Gas Pty Ltd, Alpha’s subsidiaries are treated as being in default (so that they might otherwise forfeit their respective Participating Interests in the Joint Ventures), while remaining liable to make the payments.   By the agreement, each of Braveheart and Cornea have up to at least 7 July 2012 to make arrangements to satisfy their respective liabilities and may achieve this through a combination of sale of interests or by borrowing funds on commercial terms.  The agreement has been entered into on terms which are favourable to Alpha and which enable Alpha to preserve any benefits which may derive from its interests in the period up to July 2012.

With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd.

Mr. Mark A Muzzin, a director and Vice-President of AOGC is a shareholder in Exoil Limited, the parent of Braveheart Resources Pty Ltd and Cornea Resources Pty Ltd.

Note 4: Current Liabilities

At March 31, 2011 the accounts payable balance includes $63,000 for remuneration due to Mr Albers for his services which is to be met by the issue of shares (see Management Discussion and Analysis section on Management).

Note 5:  Issued Shares

At March 31, 2011, 450,000 shares included in issued and outstanding shares of 48,100,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares will be used to compensate Mr Albers and will be issued in the quarter ending Dec 31, 2011 (See Note 4).

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation’s Australian subsidiaries is the Australian dollar.  The comprehensive income of $266,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries’ financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7: Exploration and evaluation costs

As of March 31, 2011 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Cornea Oil and Gas Pty Ltd) share of drilling costs of the Cornea-3 exploration well in WA-342-P was approximately $3,059,000. The well was drilled from December 11, 2009 to December 28, 2009. Overall, the results of Cornea-3 have defined the location of an oil column. Looking forward, the data obtained from Cornea-3 will enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy now that an oil column has been proved and that good data relating to the potential reservoir performance has been obtained. On this basis the costs of the well have been capitalized.

Note 8: Subsequent Events

The Company has evaluated subsequent events for the period from March 31, 2011, the date of these financial statements through to May 13, 2011, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statement, apart from the one transaction shown below, With respect to this disclosure, the Company has not evaluated subsequent events occurring after May 13, 2011.

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

Following implementation of our acquisition strategy, at the end of the quarter we now hold interests in nine Petroleum Exploration Permits granted by the Commonwealth of Australia. They are held in joint venture with other parties.  A summary of the permits and the current activities in each permit is set out below.

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

Our wholly owned subsidiary, Alpha, has established a wholly owned subsidiary, Vulcan Australia Pty Ltd (“Vulcan”) and transferred its interests in each of its Timor Sea permits, AC/P35 and AC/P39 to Vulcan.

Joint venture operating agreements are in place for each permit.  The joint ventures are named Vulcan Joint Venture (AC/P35) and Nome Joint Venture (AC/P39).

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

The joint venture continues to assess the prospectivity of the Fairfax feature and of the AC/P35 permit generally but it is likely that the work program will not be continued and that the permit will be cancelled.

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

Our wholly owned subsidiary, Alpha, together with its joint venturers, in 2008 entered into a farmout agreement with respect to WA332-P (relinquished during 2010), WA-333-P and WA-342-P (“Permits”) with Gascorp Australia Pty Ltd (“Gascorp”) whereby Gascorp agreed to earn a 15% interest in each of the three Permits in return for Gascorp expending $1,120,000 in acquiring approximately 490 line kilometres of new 2D seismic data (the Braveheart 2D survey) in the Permits and then subsequently it reduced further as a result of Gascorp, at its cost, acquiring infill seismic and a drill site survey in order to determine a specific well location from which to test the Braveheart prospect.  The seismic surveys provided further coverage of the Braveheart Prospect as well as coverage of leads within WA-332-P.  As a result of these farmouts, Alpha’s interest in each of the three permits reduced in two steps from 20% to 14.5%.

Separate new operating agreements were entered into for WA-333-P (Braveheart) and WA-342-P (Cornea).

Braveheart Joint Venture - WA-333-P

The permit is held by the Braveheart Joint Venture, consisting of the following parties:

Moby Oil & Gas Limited	26.4375%
Braveheart Resources Pty Ltd (subsidiary of Exoil Limited)	25.3750%
Browse Petroleum Pty Ltd (subsidiary of Gascorp Australia Pty Ltd)	20.1875%
Braveheart Oil & Gas Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	14.5000%
Braveheart Energy Pty Ltd (subsidiary of Octanex NL)	7.2500%
Braveheart Petroleum Pty Ltd (subsidiary of Natural Resources Group Pty Ltd)	6.2500%

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

Since drilling the well the Braveheart Joint Venture considered whether to lodge an application for renewal of the permit for a second term.  However, the perceived lack of remaining prospectivity within the permit meant a further commitment of resources to a work programme for a renewal application was not justified. The permit will not be renewed.

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

This permit is held by the Cornea Joint Venture consisting of the following parties.

Moby Oil & Gas Limited	22.375%
Octanex Group	18.750%
Cornea Oil & Gas Pty Ltd	17.000%
Cornea Petroleum Pty Ltd (subsidiary of Natural Resources Group Pty Ltd) (subsidiary of Australian Oil & Gas Corporation)	14.875%
Cornea Resources Pty Ltd (subsidiary of Exoil Limited)	13.100%
Coldron Pty Ltd (subsidiary of Gascorp Australia Pty Ltd)	7.500%
Auralandia N.L.	6.400%

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

On August 8, 2006, Nations, together with the other joint venturers in the National Gas Consortium, were granted petroleum exploration permits NT/P71 and NT/P72 for an initial 6-year term.  Permits NT/P71 and NT/P72, which cover a total area of approximately 17,380 km² (4,294,772 acres), are located in the Australian sector of the Timor Sea, and are held by the National Gas Consortium, which also holds the NT/P62 and NT/P65 permits to the immediate west.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

As of March 31, 2011, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of March 31, 2011.

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

Part 11.  OTHER INFORMATION

Item 5.  Other Information

Reports on Form 8-K

The Company filed no Reports on Form 8K during the quarter ended March 31, 2011.

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

May 13, 2011