Form 10-Q
period 2011-06-30
AUSTRALIAN OIL & GAS CORP
filed 2011-08-12
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer ☐                                                                                                      Accelerated filer ☐
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

47,650,531 shares of common stock, $0.001 par value, as of August 12, 2011.

INDEX

AUSTRALIAN OIL & GAS CORPORATION
(an exploration stage enterprise)

For the Quarterly Period Ended: June 30, 2011

Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements. (Unaudited)

Consolidated Balance Sheets as at June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 (Unaudited), three months ended June 30, 2011 and 2010 (Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2011 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended  June 30, 2011 and 2010 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to June 30, 2011 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures.

Part 11.  OTHER INFORMATION

Item 6.  Exhibits.

Signatures

Item 1. Financial Statements (Unaudited)

Australian Oil & Gas Corporation
(an exploration stage enterprise
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)	06/30/11	12/31/10
	(Unaudited)	(Audited)
ASSETS
Current assets:	$	$
Cash and cash equivalents	1,742	37
Receivables	6	5

Total Current Assets	1,748	42

Non-Current assets:
Exploration and Evaluation Asset (Note 7)	1,528	3,050

Total Non-Current Assets	1,528	3,050

Total Assets	3,276	3,092

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	194	108
Accounts payable to director related entities	-	15

Total Current Liabilities	194	123

Non-Current liabilities:
Convertible Lines of Credit – Director Related (Note 3)	365	343
Loan – Director Related Party (Note 3)	2,049	1,844

Total Liabilities	2,608	2,310

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized,
Issued shares, 48,550,531 at June 30, 2011 and 47,650,531
at December 31, 2010; Outstanding shares, 48,550,531 at
June 30, 2011 and 47,650,531 at December 31, 2010.	48	48
Capital in excess of par value	2,880	2,880
Accumulated other Comprehensive Income	363	304
Deficit accumulated during the exploration stage	(2,623)	(2,450)

Total Stockholders’ Equity (Deficit)	668	782

Total Liabilities and Stockholders’ Equity (Deficit)	3,276	3,092

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended June 30, 2011 and 2010,
For the three months ended June 30, 2011 and 2010
and for the period from inception (August 6, 2003) to June 30, 2011 (unaudited)

(Dollar amounts in thousands)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010	For the three months ended June 30, 2011	For the three months ended June 30, 2010	Cumulative period from Aug. 6, 2003 (Date of Inception) to June 30, 2011
Expenses
General and administrative	87	61	19	36	1,389
Merger and reorganisation	-	-	-	-	249
Exploration (Note 8)	80	2,194	53	43	5,265
Total operating expenses	167	2,255	72	79	6,903

Loss before other income and expense	(167)	(2,255)	(72)	(79)	(6,903)
Other Income (Expense)
Income from sale of tenement and tenement information (Note 7)	-	4,244	-	-	6,143
Write down of investments	-	-	-	-	(1,759)
Currency exchange gain /(loss)	14	(102)	10	(89)	5
Interest income	4	5	4	2	75
Interest expense	(24)	(13)	(13)	(7)	(160)

(Loss) / income before income tax	(173)	1,879	(71)	(173)	(2,599)

Income tax provision	-	-	-	-	24

Net (Loss) / Income	(173)	1,879	(71)	(173)	(2,623)

(Loss) / Income per Common share :
Basic and Dilutive	$(0.00)	$0.04	$(0.00)	$(0.00)	$(0.07)

Weighted average common share used in calculation – Basic and Dilutive	48,105,531	45,906,026	48,105,476	46,156,026	36,583,372

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and 2010
and Cumulative from inception (August 6, 2003) to June 30, 2011 (unaudited)

(Dollar amounts in thousands – except per share data)
	For the six months ended June 30, 2011 $	For the six months ended June 30, 2010 $	Cumulative period from inception to June 30, 2011 $

Cash flows from operating activities:
Net income / (loss)	(173)	1,879	(2,623)
Adjustments to reconcile net income /(loss) to net cash
used in operating activities:
Adjustments for non-cash items
Compensation expense	95	60	1,010
Currency exchange loss/(gain)	82	(6)	90
Write down of investment	-	-	1,759
Issuance of Convertible Note in lieu of repayment of
advances from director related entity	-	-	100
Gain on transfer of interest in tenement	-	(4,244)	(6,142)
Change in assets and liabilities:
Increase/(decrease) in accounts payable	84	(3,043)	560
Increase /(decrease) in income tax payable	-	-	(9)
Decrease/(increase) in accounts receivable	(1)	(32)	77
Increase in exploration assets	(5)	(31)	(3,055)

Net provided by (cash used) in operating activities	82	(5,417)	(8,233)

Cash flows from financing activities:
Proceeds from sale of Common stock –net	-	-	75
Proceeds from advance from director-related entities	97	1,401	1,941
Proceeds from line of credit	-	13	671
Repayment of advance from director-related entities	-	-	(73)

Net cash provided by financing activities	97	1,414	2,614

Cash flows from investing activities:
Proceeds from sale of tenement/tenement information (Note 7)	1,526	4,244	7,279

Net cash provided by investing activities	1,526	4,244	7,279

Increase/ (decrease) in cash	1,705	241	1,660
Cash at beginning of period	37	5	-
Effect of currency exchange rate fluctuations on cash held	-	-	82

Cash at end of period	1,742	246	1,742

Supplemental disclosure of non-cash activities:

Administration Fees charged by Setright Oil & Gas Pty Ltd	-	4	254
Interest charged by Great Missenden Holdings Pty Ltd	14	12	175
Issuance of Stock for compensation and settlement of advances	-	-	1,012

The accompanying notes are an integral part of these consolidated financial statements

Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

On September 22, 2009, Great Missenden Holdings Pty Ltd advanced $200,000 on its $250,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009. The Line of Credit was provided to AOGC in return for the issue to Great Missenden Holdings Pty Ltd of 250 Series III Convertible Unsecured Notes of $1,000 each with an interest rate of 12% per annum. The Series III Convertible Notes may be converted into shares of Common Stock of AOGC at any time on or before December 31, 2012 on the basis of 12,000 shares of Common Stock for every $1,000 Series III Convertible Notes or part thereof. This line of credit was repaid in full with interest on July 1, 2011.(Note 8).

On November 11, 2010, Great Missenden Holdings Pty Ltd advanced $59,838 and on December 17, 2010 another $49,545 on a new $200,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on October 18, 2010. The Line of Credit was provided to AOGC in return for the issue to Great Missenden Holdings Pty Ltd of 200 Series IV Convertible Unsecured Notes of $1,000 each with an interest rate of 12% per annum. The Series IV Convertible Notes may be converted into shares of Common Stock of AOGC at any time on or before December 31, 2012 on the basis of 15,000 shares of Common Stock for every $1,000 Series III Convertible Notes or part thereof.  For the three months ended June 30, 2011 Great Missenden Holdings Pty Ltd charged $13,436 for interest on this new line of credit.  This line of credit was repaid in full with interest on July 1, 2011.(Note 8).

On April 4, 2011, Great Missenden Holdings Pty Ltd advanced $83,080 to AOGC. This short term advance was repaid in full with interest on July 1, 2011.(Note 8).

We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Setright Oil & Gas Pty Ltd makes in respect to the administration of the Company. For the three months ended June 30, 2011 Setright Oil & Gas Pty Ltd charged the Company $4,500 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

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

At June 30, 2011 cash calls of $1,843,991 (which is included in “Loan-Director Related Party”) were due to be paid by Alpha Oil & Natural Gas Pty Ltd to the Cornea and Braveheart Joint Ventures.  An agreement dealing with the liability to pay those calls has been reached.  The agreement has the result that neither Braveheart Oil & Gas Pty Ltd nor Cornea Oil & Gas Pty Ltd, Alpha’s subsidiaries are treated as being in default (so that they might otherwise forfeit their respective Participating Interests in the Joint Ventures), while remaining liable to make the payments.   By the agreement, each of Braveheart and Cornea have up to at least 7 July 2012 to make arrangements to satisfy their respective liabilities and may achieve this through a combination of sale of interests or by borrowing funds on commercial terms.  The agreement has been entered into on terms which are favourable to Alpha and which enable Alpha to preserve any benefits which may derive from its interests in the period up to July 2012. Alpha paid AUD$1,045,223, (USD$975,476) of the calls due to be paid on  July 1, 2011.(Note 8).

With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd.

Mr. Mark A Muzzin, a director and Vice-President of AOGC is a shareholder in Exoil Limited, the parent of Braveheart Resources Pty Ltd and Cornea Resources Pty Ltd.

Our wholly owned subsidiary, Cornea Oil & Gas Pty Ltd (“Cornea Oil”), signed a farmout agreement with Coldron Pty Ltd (“Coldron”) on June 26, 2011. Coldron will earn an 8.5% interest in an Australian offshore petroleum exploration permit WA-342-P (“Permit”). Coldron has reimbursed Cornea Oil an amount of AUD $1,591,480 (USD $1,526,600) during the quarter ended June 30, 2011. Coldron Pty Ltd is an affiliate Australian private company of EG Albers, President and shareholder of AOGC (Note 7).

Note 4: Current Liabilities

At June 30, 2011 the accounts payable balance includes $94,500 for remuneration due to Mr Albers for his services which is to be met by the issue of shares (see Management Discussion and Analysis section on Management).

Note 5:  Issued Shares

At June 30, 2011, 900,000 shares included in issued and outstanding shares of 48,100,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares will be used to compensate Mr Albers and will be issued in the quarter ending Dec 31, 2011 (See Note 4).

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation’s Australian subsidiaries is the Australian dollar.  The comprehensive income of $363,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries’ financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7: Exploration and evaluation costs

As of June 31, 2011 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Cornea Oil and Gas Pty Ltd) share of drilling costs of the Cornea-3 exploration well in WA-342-P was approximately $3,055,000. The well was drilled from December 11, 2009 to December 28, 2009. Overall, the results of Cornea-3 have defined the location of an oil column. Looking forward, the data obtained from Cornea-3 will enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy now that an oil column has been proved and that good data relating to the potential reservoir performance has been obtained. On this basis the costs of the well have been capitalized.

Our wholly owned subsidiary, Cornea Oil & Gas Pty Ltd (“Cornea Oil”), signed a farmout agreement for the permit WA-342-P with Coldron Pty Ltd (“Coldron”) on June 26, 2011. From the farmout agreement $1,526,600 of exploration costs previously capitalized for the Cornea-3 well has been recovered. On that basis carried forward capitalized exploration costs at  June 30, 2011 is $1,528,000.

Note 8: Subsequent Events

The Company has evaluated subsequent events for the period from June 30, 2011, the date of these financial statements through to August 12, 2011, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statement, apart from the one transaction shown below. With respect to this disclosure, the Company has not evaluated subsequent events occurring after August 12, 2011.

From the proceeds received for the WA-342-P farmout (Note 7), all lines of credit and short term advances from Great Missenden Holdings Pty Ltd, an affiliate company of Mr Albers (Note 3) were repaid in full on July 1, 2011. The amount paid was $461,618. Further, again from the proceeds, the company paid AUD$1,045,223, (USD$975,476) of the cash calls due to be paid to the Braveheart Joint venture on  July 1, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Permitting.    It should be noted that Australian offshore petroleum permits are initially granted for a term of 6 years, pursuant to the Offshore Petroleum and Greenhouse Gas Storage Act, 2006 (Commonwealth).  Provided all exploration commitments are met, petroleum exploration permits may be renewed for two consecutive 5-year terms, with relinquishment of 50% of the area of a permit at the end of the first 6-year term, and again at the end of the second 5-year permit term. Any Retention Lease or Production License is excluded from the calculation of the area to be relinquished.  Exploration permits therefore, have a potential 16-year life, subject to these requirements and to the fulfilment of exploration commitments.

Management.      The Company’s Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, manages the Company’s operations.  On February 17, 2009 the Company signed a new four-year contract with Mr. Albers (“the Director”) with respect to the continuation of his services for a further period effective from January 1, 2008 to December 31, 2011, on terms which include the following:

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

Working Capital Funding.  As an exploration stage enterprise, the Company has and continues to rely on capital infusions through the advances of Great Missenden Holdings Pty Ltd. The Company has accepted advances and in the future anticipates that it will draw down further advances to enable it to meet its administrative costs and expenditure requirements in developing its portfolio of oil and gas interests.

Funding for Exploration Programs.  When the Company requires further significant funds for its exploration programs, then it is the Company’s intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company’s programs.

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

The joint venture continued to assess the prospectivity of the Fairfax feature and of the AC/P35 permit generally but the work program was not continued the permit was cancelled effective July 1, 2011.

The participants in the Vulcan Joint Venture currently were:

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

The permit was held by the Braveheart Joint Venture, consisting of the following parties:

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

The company, through its subsidiary, contributed $2,326,939 to the drilling of the Braveheart-1 well.

Since drilling the well the Braveheart Joint Venture considered whether to lodge an application for renewal of the permit for a second term.  However, the perceived lack of remaining prospectivity within the permit meant a further commitment of resources to a work programme for a renewal application was not justified. The permit was allowed to expire on March 31, 2011

Cornea Joint Venture – WA-342-P

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

* Subject to completion of farmin agreement

The Operator of the Cornea Joint Venture is Exoil’s wholly-owned subsidiary, Hawkestone Oil Pty Ltd (“Hawkestone”).

Between the 11th and 28th of December 2009, the Cornea-3 appraisal/exploration well was drilled into the Cornea oil and gas accumulation by the Songa Venus semi-submersible rig

The company, through its wholly owned subsidiary, Cornea Oil & Gas Pty Ltd, has contributed approximately $3,054,000 to the costs of drilling the well.

Our wholly owned subsidiary, Cornea Oil & Gas Pty Ltd (“Cornea Oil”), signed a farmout agreement with Coldron Pty Ltd (“Coldron”) on June 26, 2011. Prior to the farmout, Cornea owned 17%. Following the farmout Cornea Oil will hold an 8.5% participant interest in the permit.

Coldron will earn the 8.5% interest by reimbursing Cornea Oil an amount of AUD $1,591,480 (USD $1,526,600) on account of the documented total costs incurred by Cornea Oil directly relating to the exploration of the permit and by meeting and paying 50% of Cornea Oil’s remaining 8.5% participating interest proportion of the cost of operations carried out in accordance with the Cornea Joint Venture Operation Agreement until such time as Coldron has expended an amount AUD$1,000,000 (USD$931,185) on behalf of Cornea Oil with respect to the remaining 8.5% participating interest owned by Cornea Oil.

The objectives of the well were to define the location of the hydrocarbon contacts and obtain data on the potential reservoir qualities of the Middle Albian and Lower Jamieson Formation. The well penetrated the targeted Middle Albian and Lower Jamieson Formation B and C sand reservoir interval (2.2 metres deeper than predicted) but, as planned, just below the predicted gas oil contact.  The well was then deepened to penetrate exploration targets in the Early Albian and Aptian of the Lower Heywood Formation, before terminating at a total depth of 910.6m MDRT (measured depth below rotary table).

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

In the previous quarter the Joint Venture was granted a renewal of the WA-342-P permit for a 5 year term that commenced on January 4, 2011

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

NT/P71 and NT/P72 Joint Venture

Interests in the permits NT/P71 and NT/P72, as at the end of the year, were as per the holdings shown above for the National Gas Consortium. Low key evaluation of these permits continued through the year but application has been made to surrender both in the next quarter.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2011, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

As of June 30, 2011, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2011.

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

Part 11.  OTHER INFORMATION

Item 5.  Other Information

Reports on Form 8-K

The Company filed no Reports on Form 8K during the quarter ended June 30, 2011.

Item 6.  Exhibits

List of Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN OIL & GAS CORPORATION

By:    /s/ E. Geoffrey Albers

E. Geoffrey Albers,
Chief Executive Officer and
Chief Financial Officer
August 12, 2011