Form 10-Q
period 2011-09-30
AUSTRALIAN OIL & GAS CORP
filed 2011-11-14
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2011

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

47,650,531 shares of common stock, $0.001 par value, as of November 11, 2011.

INDEX

AUSTRALIAN OIL & GAS CORPORATION
(an exploration stage enterprise)

For the Quarterly Period Ended: September 30, 2011

Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements. (Unaudited)

Consolidated Balance Sheets as at September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010 (Unaudited), three months ended September 30, 2011 and 2010 (Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2011 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to September 30, 2011 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures.

Part 11.  OTHER INFORMATION

Item 6.  Exhibits.

Signatures

Item 1. Financial Statements (Unaudited)

Australian Oil & Gas Corporation
(an exploration stage enterprise
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)	09/30/11	12/31/10
	(Unaudited)	(Audited)
ASSETS
Current assets:	$	$
Cash and cash equivalents	51	37
Receivables	5	5

Total Current Assets	56	42

Non-Current assets:
Exploration and Evaluation Asset (Note 7)	1,528	3,050

Total Non-Current Assets	1,528	3,050

Total Assets	1,584	3,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	224	108
Accounts payable to director related entities	-	15

Total Current Liabilities	224	123

Non-Current liabilities:
Convertible Lines of Credit – Director Related (Note 3)	-	343
Loan – Director Related Party (Note 3)	755	1,844

Total Liabilities	979	2,310

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized,
Issued shares, 49,000,531 at September 30, 2011 and 47,650,531 at December 31, 2010; Outstanding shares, 49,000,531 at
September 30, 2011 and 47,650,531 at December 31, 2010.	48	48
Capital in excess of par value	2,880	2,880
Accumulated other Comprehensive Income	416	304
Deficit accumulated during the exploration stage	(2,739)	(2,450)

Total Stockholders’ Equity	605	782

Total Liabilities and Stockholders’ Equity	1,584	3,092

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2011 and 2010,
For the three months ended September 30, 2011 and 2010
and for the period from inception (August 6, 2003) to September 30, 2011 (unaudited)

(Dollar amounts in thousands)

	For the nine months ended Sept 30, 2011	For the nine months ended Sept 30, 2010	For the three months ended Sept 30, 2011	For the three months ended Sept 30, 2010	Cumulative period from Aug. 6, 2003 (Date of Inception) to Sept 30, 2011
Expenses
General and administrative	137	89	50	28	1,439
Merger and reorganisation	-	-	-	-	249
Exploration (Note 8)	106	2,464	26	270	5,291
Total operating expenses	243	2,553	76	298	6,979

Loss before other income and expense	(243)	(2,553)	(76)	(298)	(6,979)
Other Income (Expense)
Income from sale of tenement and tenement information (Note 7)	-	4,244	-	-	6,143
Write down of investments	-	-	-	-	(1,759)
Currency exchange gain /(loss)	(26)	(80)	(40)	22	(35)
Interest income	4	7	-	2	75
Interest expense	(24)	(19)	-	(6)	(160)

(Loss) / income before income tax	(289)	1,599	(116)	(280)	(2,715)

Income tax provision	-	-	-	-	24

Net (Loss) / Income	(289)	1,599	(116)	(280)	(2,739)

(Loss) / Income per Common share :
Basic and Dilutive	$(0.01)	$0.03	$(0.00)	$(0.01)	$(0.07)

Weighted average common share used in calculation – Basic and Dilutive	48,555,531	46,156,026	48,550,531	46,656,026	39,946,163

The accompanying notes are an integral part of these consolidated financial statements

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2011 and 2010
and Cumulative from inception (August 6, 2003) to September 30, 2011 (unaudited)

(Dollar amounts in thousands – except per share data)
	For the nine months ended Sept 30, 2011 $	For the nine months ended Sept 30, 2010 $	Cumulative period from inception to Sept 30, 2011 $

Cash flows from operating activities:
Net income / (loss)	(289)	1,599	(2,739)
Adjustments to reconcile net income /(loss) to net cash
used in operating activities:
Adjustments for non-cash items
Compensation expense	117	90	1,032
Currency exchange loss/(gain)	134	28	142
Write down of investment	-	-	1,759
Issuance of Convertible Note in lieu of repayment of
advances from director related entity	-	-	100
Gain on transfer of interest in tenement	-	(4,244)	(6,142)
Change in assets and liabilities:
Increase/(decrease) in accounts payable	(15)	(3,149)	461
Increase /(decrease) in income tax payable	-	-	(9)
Decrease/(increase) in accounts receivable	-	(3)	78
Increase in exploration assets	(5)	(36)	(3,055)

Net provided by (used) in operating activities	(58)	(5,715)	(8,373)

Cash flows from financing activities:
Proceeds from sale of Common stock –net	-	-	75
Proceeds from advance from director-related entities	97	1,589	1,941
Proceeds from line of credit	(462)	19	209
Repayment of advance from director-related entities	(1,089)	-	(1,162)

Net cash (used) provided by financing activities	(1,454)	1,608	1,063

Cash flows from investing activities:
Proceeds from sale of tenement/tenement information (Note 7)	1,526	4,244	7,279

Net cash provided by investing activities	1,526	4,244	7,279

Increase/ (decrease) in cash	14	137	(31)
Cash at beginning of period	37	5	-
Effect of currency exchange rate fluctuations on cash held	-	-	82

Cash at end of period	51	142	51

Supplemental disclosure of non-cash activities:

Interest charged by Great Missenden Holdings Pty Ltd	14	12	175
Issuance of Stock for compensation and settlement of advances	-	-	1,012

The accompanying notes are an integral part of these consolidated financial statements

Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The authorized capital stock of the AOGC consists of 75,000,000 shares of common stock (AOG Common Stock), $0.001 par value

The company has two wholly owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd. Alpha Oil & Natural Gas Pty Ltd itself has three wholly owned Australian subsidiaries, Vulcan Australia Pty Ltd (which holds the joint venture interest in each of the Vulcan and Nome Joint Ventures), Braveheart Oil & Gas Pty Ltd (which holds the joint venture interest in the Braveheart Joint Venture) and Cornea Oil & Gas Pty Ltd (which will hold the joint venture interest in the Cornea Joint Venture).

Note 2:  Summary of Significant Accounting Policies

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Note 3:  Related Party Transactions

Mr. E Geoffrey Albers, the Chairman and President of AOGC, is a director and shareholder of each of Great Missenden Holdings Pty Ltd, Gascorp Australia Pty Ltd and of Octanex NL.

On September 22, 2009, Great Missenden Holdings Pty Ltd advanced $200,000 on its $250,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009. The Line of Credit was provided to AOGC in return for the issue to Great Missenden Holdings Pty Ltd of 250 Series III Convertible Unsecured Notes of $1,000 each with an interest rate of 12% per annum. The Series III Convertible Notes may be converted into shares of Common Stock of AOGC at any time on or before December 31, 2012 on the basis of 12,000 shares of Common Stock for every $1,000 Series III Convertible Notes or part thereof. This line of credit was repaid in full with interest on July 1, 2011.

On November 11, 2010, Great Missenden Holdings Pty Ltd advanced $59,838 and on December 17, 2010 another $49,545 on a new $200,000 Line of Credit to AOGC under the terms of the Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on October 18, 2010. The Line of Credit was provided to AOGC in return for the issue to Great Missenden Holdings Pty Ltd of 200 Series IV Convertible Unsecured Notes of $1,000 each with an interest rate of 12% per annum. The Series IV Convertible Notes may be converted into shares of Common Stock of AOGC at any time on or before December 31, 2012 on the basis of 15,000 shares of Common Stock for every $1,000 Series III Convertible Notes or part thereof.  For the three months ended September 30, 2011 Great Missenden Holdings Pty Ltd charged $13,436 for interest on this new line of credit.  This line of credit was repaid in full with interest on July 1, 2011.

On April 4, 2011, Great Missenden Holdings Pty Ltd advanced $83,080 to AOGC. This short term advance was repaid in full with interest on July 1, 2011.

We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Octanex NL, (which replaced Setright Oil & Gas Pty Ltd in this role in the last quarter), makes in respect to the administration of the Company. For the three months ended September 30, 2011 Octanex NL did not charge the Company for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

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

At September 30, 2011 cash calls of $752,348 (which is included in “Loan-Director Related Party”) remain outstanding by Alpha Oil & Natural Gas Pty Ltd to the Cornea and Braveheart Joint Ventures.  An agreement dealing with the liability to pay those calls has been reached.  The agreement has the result that neither Braveheart Oil & Gas Pty Ltd nor Cornea Oil & Gas Pty Ltd, Alpha’s subsidiaries are treated as being in default (so that they might otherwise forfeit their respective Participating Interests in the Joint Ventures), while remaining liable to make the payments.   By the agreement, each of Braveheart and Cornea have up to July 7, 2012 to make arrangements to satisfy their respective liabilities and may achieve this through a combination of sale of interests or by borrowing funds on commercial terms.  The agreement has been entered into on terms which are favourable to Alpha and which enable Alpha to preserve any benefits which may derive from its interest in the period up to July 7, 2012.

With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd.

Our wholly owned subsidiary, Cornea Oil & Gas Pty Ltd (“Cornea Oil”), signed a farmout agreement with Coldron Pty Ltd (“Coldron”) on June 26, 2011. Coldron earned an 8.5% interest in an Australian offshore petroleum exploration permit WA-342-P (“Permit”) in return for reimbursing Cornea Oil an amount of AUD $1,591,480 (USD $1,526,600) during the quarter ended September 30, 2011. Coldron Pty Ltd is an affiliate Australian private company of EG Albers, President and shareholder of AOGC (Note 7).

Note 4: Current Liabilities

At September 30, 2011 the accounts payable balance includes $117,000 for remuneration due to Mr Albers for his services which is to be met by the issue of shares (see Management Discussion and Analysis section on Management).

Note 5:  Issued Shares

At September 30, 2011, 1,350,000 shares included in issued and outstanding shares of 49,000,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares will be used to compensate Mr Albers and will be issued in the quarter ending Dec 31, 2011 (See Note 4).

Note 6:  Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statement to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation’s Australian subsidiaries is the Australian dollar.  The comprehensive income of $416,000 disclosed in the Consolidated Balance Sheet is the accumulation of all currency exchange differences arising from translating the Australian subsidiaries’ financial statements from functional currency to presentation from the acquisition date of these Australian subsidiaries to the current balance date.

Note 7: Exploration and evaluation costs

As of  September 30, 2011 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Cornea Oil and Gas Pty Ltd) share of drilling costs of the Cornea-3 exploration well in WA-342-P was approximately $3,055,000. The well was drilled from December 11, 2009 to December 28, 2009. Overall, the results of Cornea-3 have defined an oil column in that location. Looking forward, the data obtained from Cornea-3 should enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy. On this basis the costs of the well have been capitalized.

Our wholly owned subsidiary, Cornea Oil & Gas Pty Ltd (“Cornea Oil”), signed a farmout agreement for the permit WA-342-P with Coldron Pty Ltd (“Coldron”) on June 26, 2011. As a result of the farmout agreement, $1,526,600 of exploration costs previously capitalized for the Cornea-3 well have been recovered. On that basis carried forward capitalized exploration costs at September 30, 2011 is $1,528,000.

Note 8: Subsequent Events

The Company has evaluated subsequent events for the period from September 30, 2011, the date of these financial statements through to August 11, 2011, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statement. With respect to this disclosure, the Company has not evaluated subsequent events occurring after November 11, 2011.

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

At the end of the quarter we now hold interests in three Petroleum Exploration Permits granted by the Commonwealth of Australia. They are held in joint venture with other parties.  A summary of the permits and the current activities in each permit is set out below.

EXPLORATION AND APPRAISAL ACTIVITIES

VULCAN SUB-BASIN INTERESTS, TERRITORY OF ASHMORE AND CARTIER ISLANDS, AUSTRALIA (AC/P35 and AC/P39)

Vulcan Joint Venture (AC/P35)

AC/P35 (granted October 18, 2005) comprised 46 graticular blocks, totalling approximately 3,410 km² (842,645 acres). There have been five wells drilled in the area, with two having oil and gas indications, all of which were plugged and abandoned. During the first three years of the initial 6-year term of the AC/P35 permit, we obtained a range of pertinent existing reports and open file seismic data.  We also acquired the purchased the right to the reprocessed Onnia 3D seismic data-set of some 1,750 km² within AC/P35.

The Fairfax 2D seismic was completed in 2009, with approximately 275 kms of new high quality 2D acquired, utilizing Bergen Offshore’s BOS Atlantic vessel.  The joint venture co-processed the new acquisition with some of the pre-existing seismic lines which were already held over the Fairfax feature.

The joint venture continued to assess the prospectivity of the Fairfax feature and of the AC/P35 permit generally but the work program was not continued and the permit was cancelled, effective July 1, 2011. As a result the affairs of the Vulcan Joint Venture are being wound down.

The participants in the Vulcan Joint Venture were:

%
Auralandia NL (Operator)	30.0
Natural Gas Corporation Pty Ltd	30.0
Petrocorp Australia Pty Ltd (subsidiary of National Gas Australia Pty Ltd)	25.0
Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	15.0

Nome Joint Venture (AC/P39)

AC/P39 (granted April 7, 2006) is located 600 km west of Darwin.  It comprises 11 graticular blocks, totalling approximately 920 km² (227,337 acres).  AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin.  There have been five wells drilled in the area, with two having oil and gas indications.  In the first three years of the initial 6-year term of the AC/P39 permit, we have obtained a range of existing reports and open file seismic data and purchased 920 km² of reprocessed Onnia 3D seismic data.  Geological evaluation of the permit has included the interpretation of reprocessed Onnia 3D seismic.

We have established a portfolio of leads within AC/P39. However, we are reliant upon farming out the drilling of any well in AC/P39.  Unless we secure a farminee, the permit is likely to be surrendered.

The participants in the Nome Joint Venture are:

%
Auralandia NL (Cartier Petroleum Pty Ltd) (Operator)	30.0
Payzone Petroleum (subsidiary of Natural Resources Group Pty Ltd)	30.0
Petrocorp Australia Pty Ltd (subsidiary of National Gas Australia Pty Ltd)	25.0
Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	15.0

BROWSE BASIN INTERESTS, OFFSHORE FROM WESTERN AUSTRALIA
WA-333-P and WA-342-P

 Braveheart Joint Venture - WA-333-P

In late 2009 and early 2010 the Braveheart prospect was drilled by the Songa Venus semi-submersible rig from a location within WA-333-P.  The well failed to encounter hydrocarbons and was plugged and abandoned.

While there was some evidence of minor residual hydrocarbons at the top of the reservoir interval, most of the cleaner sands were water filled.

The company, through its subsidiary, contributed $2,326,939 to the drilling of the Braveheart-1 well.

Since drilling the well the Braveheart Joint Venture considered whether to lodge an application for renewal of the permit for a second term.  However, the perceived lack of remaining prospectivity within the permit meant a further commitment of resources to a work programme for a renewal application was not justified. The permit was allowed to expire on March 31, 2011. As a result the affairs of the Braveheart Joint Venture are being wound down.

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

Cornea Joint Venture – WA-342-P

The Cornea Joint Venture comprises the interests held in WA-342-P.

The joint venture has carried out extensive studies as to prospectivity of the known Cornea gas/oil accumulation. The challenges at Cornea include a low permeability reservoir with difficult to model production characteristics and the long, narrow shape of the field.

This permit is presently held by the Cornea Joint Venture consisting of the following parties.

Coldron Pty Ltd (subsidiary of Gascorp Australia Pty Ltd)	29.100%
Moby Oil & Gas Limited	22.375%
Octanex Group	18.750%
Cornea Petroleum Pty Ltd (subsidiary of Natural Resources Group Pty Ltd))	14.875%
Cornea Oil & Gas Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	8.500%
Auralandia N.L.	6.400%

The Operator of the Cornea Joint Venture is Exoil’s wholly-owned subsidiary, Hawkestone Oil Pty Ltd (“Hawkestone”).

Our wholly owned subsidiary, Cornea Oil & Gas Pty Ltd (“Cornea Oil”), signed a farmout agreement with Coldron Pty Ltd (“Coldron”) on June 26, 2011. Prior to the farmout, Cornea owned 17%. Following the farmout Cornea Oil will hold an 8.5% participant interest in the permit. Coldron earned the 8.5% interest by reimbursing Cornea Oil an amount of AUD $1,591,480 (USD $1,526,600) on account of the documented total costs incurred by Cornea Oil directly relating to the exploration of the permit and by agreeing to meet and pay 50% of Cornea Oil’s remaining 8.5% participating interest proportion of the cost of operations carried out in accordance with the Cornea Joint Venture Operation Agreement until such time as Coldron has expended an amount AUD$1,000,000 (USD$931,185) on behalf of Cornea Oil with respect to the remaining 8.5% participating interest owned by Cornea Oil.

On January 4, 2011, the Joint Venture was granted a renewal of the WA-342-P permit for a 5 year term. The committed work programme in the first three years of the renewed term calls for studies and an exploration well; followed by reprocessing of 3D seismic and further studies in the last two years of the term.

Studies continue, as do discussions with potential farminees.

BONAPARTE BASIN INTERESTS, OFFSHORE FROM THE NORTHERN TERRITORY OF AUSTRALIA – NT/P62, NT/P65, NT/P71 and NT/P72

NT/P71 and NT/P72 Joint Venture

Low key evaluation of these permits continued through the first half of the year but in July 2011application was made to surrender both permits, the effective date of surrender being August 7, 2011. As a result the affairs of the NT/P71 and NT/P72 Joint Venture are being wound down.

The participants in the National Gas Consortium were:

%
National Oil & Gas Pty Ltd (Operator)	24.5
Australian Natural Gas Pty Ltd	24.5
National Gas Australia Pty Ltd	30.0
Nations Natural Gas Pty Ltd (AOGC subsidiary)	21.0

Sunshine Joint Venture and Mimosa Joint Venture – NT/P62 and NT/P65

NT/P62 expired on June 19, 2011, with all work commitments met. No application to renew the permit was made by the joint venture due to a lack of prospectivity.

On September 9, 2011 a renewal offer from the designated authority for NT/P65 was not accepted by the joint venture. The renewal offer included an exploration well in Year 3 of the primary term of the permit.  The joint venture was unwilling to commit to a well in the permit in the face of the evident political and geological uncertainties within that area.

As a result the affairs of the Sunshine and Mimosa Joint Ventures are being wound down.

The interests in each of NT/P62 and NT/P65 were:

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

The permit is in year-5, with year-6 commencing on March 27, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2011, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

As of September 30, 2011, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of September 30, 2011.

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

Part 11.  OTHER INFORMATION

Item 5.  Other Information

Reports on Form 8-K

The Company filed no Reports on Form 8K during the quarter ended September 30, 2011.

Item 6.  Exhibits

List of Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN OIL & GAS CORPORATION

By:    /s/ E. Geoffrey Albers

E. Geoffrey Albers,
Chief Executive Officer and
Chief Financial Officer
November 14, 2011