Form 10-K
period 2011-12-31
AUSTRALIAN OIL & GAS CORP
filed 2012-03-28
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the voting shares of the registrant (based on the closing price reported by the OTC Bulletin Board on or before December 31, 2011), held by non-affiliates was $611,950. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily conclusive.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☒  No ☐

As at March 28, 2012, 49,450,531 shares of common stock were outstanding.

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

The company has two wholly owned Australian subsidiaries; Alpha Natural Resources Pty Ltd (formerly  Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd.   Alpha Natural Resources Pty Ltd itself has three wholly owned Australian subsidiaries, Vulcan Australia Pty Ltd (which held the joint venture interest in the Nome Joint Ventures), Braveheart Oil & Gas Pty Ltd (which held the joint venture interest in the Braveheart Joint Venture) and Cornea Oil & Gas Pty Ltd (which will holds the joint venture interest in the Cornea Joint Venture).

AOGC’s goal has been to grow a profitable oil and gas company for the long-term benefit of our shareholders.  Our strategy has been to build a portfolio of core exploration acreage which provides growth opportunities through grass-roots exploration activity, including the acquisition of seismic surveys and subsequent drilling.

When acquisition opportunities have been identified, small operational and technical teams have participated in the evaluation process, enabling our Company to move quickly to execute exploration strategies.  Over time we have built a team with the technical knowledge to maximize value.  Our local knowledge of Australian producing basins and our proactive culture provided us with a potential platform for growth through a strategy of acreage acquisition, prospect development and farmout.

An integral part of our plan has been to actively evaluate our assets to determine whether farmout or sales of these assets might provide opportunities to reduce commitments, to spread risk and to redeploy our capital resources, so as to seek to constantly rebalance our portfolio and generate new prospects.

These operational strategies have historically been successful in that we have acquired significant interests in permits in offshore Australian waters and been able to exploit them by a combination of farm-out and sale to substantially fund the bulk of our exploration activities.

However, insofar as our current position is concerned, the results of exploration in the more recent past have been generally unsuccessful and we have, in many cases, elected to relinquish or surrender permit interests where our exploration activity has found our permits to be insufficiently prospective to warrant further exploration or where we are unable to farm them out or raise capital for their exploration.

The result of the above, as more particularly disclosed herein, is that we only retain interests in two of our prior permits with those being NT/P73 and WA-342-P, which are held by Alpha and its subsidiary Cornea Oil & Gas Pty Ltd respectively.

At the same time, our subsidiary, Nations Natural Gas Pty Ltd, has negotiated a farmin to the WA-422-P permit.  Permit WA-422-P was granted on 13 November 2008 for a period of six years and comprises 66 graticular blocks (approximately 4,605 km2) in the Bonaparte Basin, offshore Western Australia

We recognize the difficulty we have in raising funds generally and we recognize that, to the extent that we have not been able to raise funds through the sale by our subsidiaries of permit interests or been successful in meeting commitments by farmout, we have been dependent on financial support from our principal shareholders.

In a move to facilitate access to capital markets we have considered a number of possible options.  These options included our registration as a foreign company in Australia, where our central management and control exists and where we have the capacity to access Australian capital markets.  However, we have discarded that option because we consider that our being incorporated in Delaware and subject to US law will mean that investing in our shares will be less attractive to Australian investors than investing in an Australian incorporated entity, which will be governed by Australian laws, with which those investors are familiar, and which will be subject to the Australian taxation system which they will also be familiar.

To this end, our subsidiary, Alpha Natural Resources Pty Ltd, has resolved to change its status to that of a public company so that it is in a position to raise capital in Australia.  It is expected that the change of status process will be complete by the start of April 2012.

To ensure that our shareholders interests are preserved and so that they have a direct interest in this subsidiary in the same proportion as they own the Company, we plan to spin-off Alpha Natural Resources Pty Ltd on the change of status becoming effective.  This will provide Alpha (under its changed status) with access to Australian capital markets.   This subsequent change of status will not affect the timing of the spin-off. This proposed spin-off, and the issues surrounding it, are discussed in more detail in Item 7 under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

We continue to regard Australia as a relatively immature oil and gas country, so that our ongoing exploration strategy will continue to focus on Australia and on obtaining potential exposure to larger gas/liquids targets which may ultimately establish significant production and reserves through successful drilling.

Liquefied Natural Gas “LNG” sourced natural gas may provide a significantly larger share of the natural gas market.  We will continue to target potential natural gas supply sources suitable not only for LNG processing and export,  but also for domestic Australian consumption, subject to successful exploration and exploiting of our existing exploration acreage and any additional acreage we may acquire.

We have historically focused on the Bonaparte Basin and Browse Basin region and intend to continue to focus on those areas because:

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

Nations Natural Gas Pty Ltd farmin into the WA-422-P permit re-enforces that focus.   Details of the farmin are set out in Item 2 under the heading “Properties”.

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

A significant element of our strategy includes the acquisition and control of strategic areas which have potential to be farmed-out, sold or developed in conjunction with industry players: it being recognized that the Company lacks the resources to fully explore and develop areas on its own behalf.  The funding of our programs by others in return for a percentage interest in our exploration permits (farm-out) is a vital part of our strategy and not only spreads risk but, importantly, conserves our capital. We sponsor or assist in the sponsorship of companies for the express purpose of assisting with the funding of costs of our exploration program.

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

Oil and Gas Interests

The Company presently holds interests in three petroleum exploration permits in the offshore areas adjacent to Australia.   WA-342-P and NT/P73 are held by Alpha and Cornea Oil & Gas Pty Ltd respectively, while the interest in WA-422-P, which was acquired after December 31, 2011, is held by Nations Natural Gas Pty Ltd

Permit	Geological Basin/Sub Basin	Percentage Held	Joint Venture Name
WA-342-P	Browse	8.5%	Cornea
NT/P73	Bonaparte	65%	Stillwater
WA-422-P	Bonaparte	5%	WA-422-P JV

See Item 2 “Properties” of this report for more information concerning our intentions and our past and recent exploration activities with respect to our oil and gas interests.

The interests in WA-342-P and NT/P73 will cease to be held by us on completion of the proposed spin-off but will remain held by Alpha in which all our stockholders will have the same pro rata through their holding of Alpha shares as they presently have through their holding of our common stock.

Reserve Estimates

The Company has no oil and gas reserves at the present time.

Production

The Company has had no oil and gas production to date.

Productive Wells and Acreage

The Company has no productive wells or productive acreage at the present time.

Underdeveloped Acreage

See Item 2 “Properties” of this report for further information concerning our oil and gas interests.

Drilling Activity

No drilling activity occurred during the year.

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

Employees

As of December 31, 2011, we employed four persons, namely the three directors, and one other person, each on a part time basis.  Additionally, we retain consultant geologists and other geo-scientists, as well as administrative, accounting and financial support on a contract or fee basis, as and when their services are required.

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

Our proposed spin-off of Alpha seeks to partially address the issue of funding, particularly in relation to WA-342-P, the permit in respect of which our primary work commitment exists, by making investment by Australian investors more attractive in that they will, on completion of the spin-off, be able to invest in Australia in an Australian incorporated and managed company which is quoted on an Australian stock exchange and which has Australian based assets and no unnecessary legal and regulatory with USA.

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

Exploration, production and sale of oil and natural gas are subject to extensive Australian laws and regulations, including both the Offshore Petroleum and Greenhouse Gas Storage Act 2006 (Commonwealth of Australia) and also the Environment Protection and Biodiversity Conservation Action (Commonwealth of Australia) and all regulations, directions and guidelines made thereunder. 8

We may be required to make large expenditures to comply with our permit obligations and governmental regulations.  Matters subject to such obligations and regulation include:

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We share the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria, Australia from which our Australian subsidiaries carry on business.  The Australian office space is taken on a non-exclusive basis, with no rent payable, but the usage of the premises is included in the charges that Octanex NL, (which replaced Setright Oil & Gas Pty Ltd in this role in the last quarter) (an affiliate of the Company by virtue of common management, ownership and control) makes in respect to the administration of the Company.

During the past year we have held interests in Petroleum Exploration Permits granted by the Commonwealth of Australia. They are each held in joint venture with other parties.  Some of these permits have now been cancelled, surrendered or have expired.

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

The participants in the Vulcan Joint Venture were:

Auralandia NL (Operator)	30.0%
Natural Gas Corporation Pty Ltd	30.0%
Petrocorp Australia Pty Ltd (subsidiary of National Gas Australia Pty Ltd)	25.0%
Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	15.0%

Nome Joint Venture (AC/P39)

AC/P39 (granted April 7, 2006) is located 600 km west of Darwin.  It comprises 11 graticular blocks, totaling approximately 920 km² (227,337 acres).  AC/P39 lies within 100 km of existing petroleum production facilities and along the eastern elevated flank of the Vulcan Sub-basin, a broad, deep and proven hydrocarbon-generative basin.  There have been five wells drilled in the area, with two having oil and gas indications.  In the first three years of the initial 6-year term of the AC/P39 permit, we have obtained a range of existing reports and open file seismic data and purchased 920 km² of reprocessed Onnia 3D seismic data.  Geological evaluation of the permit has included the interpretation of reprocessed Onnia 3D seismic.  We established a portfolio of leads within AC/P39. However, we have been reliant upon farming-out in order to drill any well in AC/P39.  As we have been unable to secure a farminee, the permit is being surrendered.

The participants in the Nome Joint Venture are:

Auralandia NL (Cartier Petroleum Pty Ltd) (Operator)	30.0%
Payzone Petroleum (subsidiary of Natural Resources Group Pty Ltd)	30.0%
Petrocorp Australia Pty Ltd (subsidiary of National Gas Australia Pty Ltd)	25.0%
Vulcan Australia Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	15.0%

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

This permit is presently held by the Cornea Joint Venture consisting of the following parties.

Coldron Pty Ltd (subsidiary of Gascorp Australia Pty Ltd)	29.100%
Moby Oil & Gas Limited	22.375%
Octanex Group	18.750%
Cornea Petroleum Pty Ltd (subsidiary of Natural Resources Group Pty Ltd)	14.875%
Cornea Oil & Gas Pty Ltd (subsidiary of Australian Oil & Gas Corporation)	8.500%
Auralandia N.L.	6.400%

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

The participants in the National Gas Consortium were:

National Oil & Gas Pty Ltd (Operator)	24.5%
Australian Natural Gas Pty Ltd	24.5%
National Gas Australia Pty Ltd	30.0%
Nations Natural Gas Pty Ltd (AOGC subsidiary)	21.0%

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

As a result the affairs of the Sunshine and Mimosa Joint Ventures are being wound down.

The interests in each of NT/P62 and NT/P65 were:

Gascorp Australia Pty Ltd	12.500%
National Oil & Gas Pty Ltd (Operator)	21.4375%
Australian Natural Gas Pty Ltd	21.4375%
National Gas Australia Pty Ltd	26.2500%
Nations Natural Gas Pty Ltd (AOGC subsidiary)	18.3750%

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

The interests in NT/P73 are:

Gascorp Australia Pty Ltd	35.000%
Alpha Oil & Natural Gas Pty Ltd (Operator)	65.000%

The permit is in year-5, with year-6 commencing on March 27, 2012.

Stirling Joint Venture - WA-422-P

Permit WA-422-P was granted by the Delegate of the Designated Authority for and on behalf of the Commonwealth – Western Australia Offshore Petroleum Joint Authority on November 13,  2008 for a period of six years.  The original grantee and then sole participant in the WA-422-P permit was National Oil Corporation Pty Ltd.

Permit WA-422-P comprises 66 graticular blocks (approximately 4,605 km2) in the Southern Bonaparte Basin, offshore Western Australia.

Goldsborough Energy Pty Ltd,  UltraGas Pty Ltd and  UltraGas Resources Pty Ltd entered into a farmin agreement with National Oil Corporation Pty Ltd under which Goldsborough Energy Pty Ltd agreed to acquire a 60% interest in the WA-422-P permit and under which UltraGas Pty Ltd acquired a 9.375% interest and UltraGas Resources Pty Ltd acquired a 3.125% interest  The application for these transfers of interest has been submitted for to approval of the Designated Authority.

Recently the 331 kms² Rissa 3D seismic has been acquired.

On March 1, 2012, Nations Natural Gas Pty Ltd entered into a farmin to acquire a 5% interest from National Oil Corporation Pty Ltd by covenanting to meet the next US$200,000 of the cost of the Program otherwise due by National Oil Corporation Pty Ltd in respect to a 10% interest in the Permit.

The Participants in the WA-422-P permit are:

Goldsborough Energy Pty Ltd (Operator)	60.000%
National Oil Corporation Pty Ltd	22.500%
National Gas Australia Pty Ltd	5.000%
UltraGas Pty Ltd	9.375%
UltraGas Resources Pty Ltd	3.125%

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s principal shareholders, holding sufficient shares to conduct business in lieu of an annual meeting, elected to do so on 23 March 2012.  The only matters voted were in respect of the ratification of all past directorate appointments and the election of three (3) directors for the ensuing year or until the next annual meeting, whichever first occurs.

There were an aggregate of 49,450,531 shares in the Company outstanding and entitled to vote at such date, of which 37,111,782 shares (representing 75.5% of the shares outstanding and entitled to vote), were represented in person or by authorised representative.  The following persons were elected as directors:

Votes for
Ernest Geoffrey Albers	37,111,782
Graeme Alan Menzies	37,111,782
William Ray Hill	37,111,782

All past directorate appointments were ratified.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

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

Period	High Sale or Bid	Low Sale or Bid
1st Quarter 2010	$0.08	$0.04
2nd Quarter 2010	$0.08	$0.06
3rd Quarter 2010	$0.07	$0.06
4th Quarter 2010	$0.09	$0.06

1st Quarter 2011	$0.21	$0.06
2nd Quarter 2011	$0.16	$0.07
3rd Quarter 2011	$0.08	$0.04
4th Quarter 2011	$0.07	$0.05

As at December 31, 2011, there were 4 market makers in our common stock.

As at December 31, 2011, there were approximately 212 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the past two years, without registering the securities under the Securities Act of 1933, the Company has issued following securities:

On December 13, 2010, 2,000,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act, filed as an exhibit to the 2010 Form 10-K.

On December 23, 2011, 1,800,000 shares of common stock were issued to Mr EG Albers under the terms of his employment contract pursuant to Section 4(2) of the Securities Act.

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

We derived our historical information from our audited financial statements as of December 31,  2007, 2008, 2009 and 2010. The historical results included below and elsewhere in this document are not indicative of our future performance.

	Years Ended December 31,
	2007	2008	2009	2010	2011
Operating revenues	-	-	-	-	-
Interest expense	29	17	8	27	24
Net income (loss)	(815)	(389)	(491)	1,292	(328)
Net income (loss) per share (1) - basic	(0.05)	(0.01)	(0.01)	0.03	(0.01)
Net income (loss) per share (1) - dilutive	(0.02)	(0.01)	(0.01)	0.03	(0.01)
Total assets	484	9	2,974	3,092	1,561
Long-term debt	305	-	206	2,187	781

(1)  Basic and fully diluted loss per share is based on the weighted average number of shares of our common stock outstanding during each year: 36,467,152 in 2007, 40,052,317 in 2008, 44,281,575 in 2009 ,46,406,026 Basic and 48,888,434 Dilutive in 2010 and 49,005,501 in 2011. NOTE: Basic and diluted earnings per share are the same in loss years.

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

To date, together with certain other affiliated joint venturers, the Australian authorities have awarded us interests in 2 Petroleum Exploration Permits.

Liquidity and Capital Resources

The following table reflects our working capital position at December 31, 2010 and 2011:

	2010	2011
Current assets	$42	$33
Current liabilities	$123	$161
Working capital	$(81)	$(128)
Current ratio	0.341	0.205

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

Subject to completion of the proposed spin-off of Alpha as discussed below, when we require further funds in relation to our then on-going operations, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, the interest of industry in co-participation in our programs, stock market and oil and gas market conditions.  When additional funds for exploration are required, our strategy to meet our obligations by either partial sale of our interests or farm out, the latter course of action being a vital part of managements overall strategy.  We would also look to further issues of stock or the promotion of new companies formed for the purpose of funding exploration within our permit interests.  Should funds be required for appraisal or development purposes we would, in addition, look to project loan finance.

On the assumption that the proposed spin-off is successfully concluded, our cash requirements for the next 12 months to support the operations are currently assessed to be approximately $100,000. This figure includes office administration of $75,000, and payments of approximately $25,000 for future exploration.    In this context the bulk of exploration costs in the next 12 month period relating to WA-422-P are likely to be met by Goldsborough Energy Pty Ltd under the terms of its farmin to earn 60% of the permit.  In relation to WA-342-P and NT/P73, the exploration costs associated with those permits will be met by Alpha if the spin-off is completed. The Company has sufficient liquid capital to support its operations during the next twelve months.

In addition, if the Company is to maintain its present tenement interests then it will have to make future binding commitments to carry out specified work programs in order to meet permit terms.  We may also elect to carry out exploration over and above our minimum permit commitments or enter into new projects with expenditure obligations.

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

Proposed Spin-off of Alpha Natural Resources Pty Ltd

We have owned 100% of Alpha since early 2006.

We have been under the effective control of our current major shareholders (Mr Albers and his Affiliates) since inception in 2003.

Our management and control and Alpha’s management and control are focused in Melbourne Australia and our assets are all Australian assets.

Apart from being a subsidiary of AOGC, Alpha has no commercial, legal or other connection with the US.   In particular, Alpha does not carry on business in the US and has never carried on business in the US.

Neither we, nor Alpha have, since our inception as AOGC in 2003, raised funds in the US in any manner.   The sole funding we and Alpha have had has come from subscription for shares by Mr Albers and his Affiliates, from loans from Mr Albers and his Affiliates and from proceeds of sale or farm out by our Australian subsidiaries of interests in Petroleum Exploration Permits issued or granted by Australian Federal Authorities under Australian Petroleum Legislation.

The spin-off is to be implemented without registration under the Securities Act of 1933 (“Securities Act”) and without Alpha registering under the Exchange Act.   While section 5 of the Securities Act generally requires a registration statement to be filed with the Securities Exchange Commission (“SEC”) for a spin-off, we understand from Staff Legal Bulletin No.4 (CF) dated September 16, 2007 (“the Bulletin”) that when a spin-off is carried out, the subsidiary being spun-off does not have to register the spin-off, if five conditions are met.

These conditions are:

1.	the parent company shareholders do not provide consideration for the securities they receive in the spin-off.

2.	the spin-off is made on a pro rata basis to the shareholders in the parent company.

3.	the parent company provides adequate information about the spin-off and the subsidiary to both its shareholders and to the trading markets;

4.	the parent has a valid business purpose for the spin-off.

5.	if the parent spins-off “restricted securities”, it has held those securities for at least two years.

The proposed spin-off satisfies these conditions.   Addressing the above issues:

1.	Provision of consideration by parent company shareholders for the securities they receive in the spin-off.

The spin-off is for no consideration.

Our stockholders, will not pay for the Alpha shares to be spun off and will be surrendering or exchanging any shares in the Company in return for shares in Alpha.

There is no transaction which falls within the definition of “sale” or “sell” in section 2(a)(3) of the Securities Act and there is no disposition to any AOGC stockholder of any security or interest in a security for value.

There are no liabilities attaching to Alpha Shares being distributed to our stockholders.  All Alpha Shares being distributed are “fully paid” and, under Australian law, no liability attaches to fully paid shares or to the holders thereof, whether as a “contributory” in a winding up (or dissolution) or otherwise.

2.	Pro rata nature of spin-off

The spin-off is being made on a pro rata basis with each AOGC stockholder receiving one Alpha share for every two ordinary shares of common stock held on the record date to determine entitlements to the distribution.    Where your holding of AOGC shares is not exactly divisible by two, the fractional entitlement will be rounded up.   Because the spin-off is pro rata you will each have a direct pro rata ownership of Alpha that is equal to your present indirect pro rata ownership of Alpha.  There is no value shift occurring as a result of the spin-off.

3.	Provision of adequate information about the spin-off and the subsidiary to shareholders and to trading markets

Shareholders

In terms of provision of information to its our stockholders we will forward to you an Information Statement prepared in accordance with the requirements of section 14(c) of the Exchange Act.  As part of our requirement to fully inform you,  that Information Statement will contain detailed information describing the differences between your rights as our shareholders under our Certificate of Incorporation and By-laws and, generally, under Delaware law and the rights you will have under Alpha’s constituent documents and under Australian law.

Trading Markets

Insofar as trading markets are concerned, the only trading market for Alpha Shares will be on stock market conducted by the NSX in Australia.    Alpha will not maintain a share register in the US, but will maintain a share register in Melbourne, Australia with Computershare, the Company’s existing share registrar.

The market for any Alpha Shares you may wish to sell will be investors in the Australian market: not the US market.

It is a condition precedent to the completion of the spin-off and to the distribution of Alpha shares on the “Distribution Date” that Alpha has been approved for admission to the Official List of NSX and Holding Statements (analogous to share certificates for present purposes) will not be despatched to you  until that condition precedent has been satisfied.

Relevant to you is that the constituent documents of Alpha contain restrictions on the sale of Alpha shares to US Persons or in the US other than as permitted under an exemption in the Securities Act.

The restriction in Rule 5.2(b) 0f Alpha’s constitution provides:

(b)	The directors shall decline to register an instrument of transfer received under rule 5.1(d) where the transferee is known to be a US Person:
(1)
if the transaction comprising the transfer of the shares is a transaction which the directors believe may either be prohibited under section 5 of the US Securities Act, or if generally so prohibited, does not fall within an exemption to that prohibition on sale of unregistered securities provided either:

(A)           under section 4 of the US Securities Act; or,
(B)	under any other provision of the US Securities Act or any rules made thereunder; or
(2)	unless the securities become registered under the U.S. Securities Act.

4.	The parent must have a “valid business purpose” for the spin-off.

We have a valid business purpose for the spin-off.  There has been minimal capacity on our management’s part to function effectively in the US and minimal capacity to raise funds in either the US or Australia other than from private sources associated with Mr. Albers.   Alpha’s Australian based management, with in-house Australian legal expertise and greater knowledge of the Australian regulatory regime, can operate more efficiently in Australia and at lower cost than it can in the US.

Non-US based assets and non-US based management create difficulties for a company of our or Alpha’s size and structure in attempting to participate in US securities markets to raise capital on any terms.   Our difficulties, under Australian management and with only Australian assets (in our Australian subsidiaries), in implementing any US public offering or capital raising contrast unfavorably with the comparative ease with which it is hoped Alpha will be able to achieve capital raisings in Australia; when it is listed on an Australian stock exchange.

Australian investors are more familiar with Australian legal requirements and more likely to invest in Alpha, as an Australian incorporated entity listed on an Australian stock exchange, than they are likely to invest in us, incorporated in Delaware, subject to US laws and not listed on a stock exchange but only quoted on the OTCBB.

As AOGC is a Delaware incorporated company, quoted only on the OTCBB without any active market for its securities, investment in AOGC by Australian resident investors is inherently unattractive to them.   Consequently, raising capital from Australian investors is also inherently difficult for this reason, as well as the complexity and cost of complying with US laws.

The spin-off will achieve, for Alpha and for  shareholders, a significant business result not otherwise achievable.  The spin-off effectively aligns the location of Alpha’s management, its assets and the markets on which it may potentially raise new funds.  This alignment more readily enables Alpha to access funding and develop and expand its business activities.   The Australian investing public do not have to assess the merits or otherwise of investment in a Delaware corporation to access an interest in Alpha’s assets.

 The spin-off creates a situation where the possible value of Alpha’s oil and gas permits may be protected by enabling greater access to funding to meet permit work commitments including the possible drilling of a well in the third year of the present renewed term of permit WA-342-P.

Additionally, the value of the Alpha Shares acquired by AOGC shareholders in the spin-off, may be enhanced because of increased exposure to the market and because Alpha may be able to raise equity funding where AOGC would not be able to do so.

In summary the spin-off:

•           will facilitate more ready access by Alpha to equity finance by allowing the Australian financial and investing communities to focus on a legal structure which they will find more attractive and with which they will be more familiar.

•           recognizes that Alpha’s present business and operations and senior management have no connection with the US and that this is recognized by taking the legal structure, under which Alpha owns non-US based assets, outside the regulatory framework of the US.

•           takes future capital raisings to fund Alpha’s operations out of the US regulatory framework, save in the unlikely event that Alpha may seek to raise funds in the US in the future, in which case Alpha would need to comply with US Regulatory requirements in like manner as any other company raising capital in the US.

•           recognizes that it will be extremely difficult for Alpha to raise funds in US equity markets given:
•           its size;
•           the fact that its assets are all situate outside the US;
•           it has a limited range of assets;
•           its assets are speculative in nature; and
•           its management is situate outside the US.

These objectives are a valid business purpose and they cannot be achieved in any other acceptable manner other than by the spin-off.

5.	Requirement that “restricted securities” must have been held for at least two years.

Any requirement that the spin-off entity be held for two years is satisfied as AOGC has owned Alpha since 2006 and the business carried on by Alpha since that time has, at all times, been the same business.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

As of December 31, 2011, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

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
E. Geoffrey Albers,
Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

ITEM 9B    OTHER INFORMATION.

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names of each of the executive officers of the Registrant and the position held:

Name	Age	Position
Ernest Geoffrey Albers	67	President, Treasurer and Director

William Ray Hill	61	Director, Vice President

Graeme Alan Menzies	64	Director, Vice President – Appointed January 13, 2012

Mark Anthony Muzzin	49	Director, Vice President – Resigned January 13, 2012

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

Graeme Menzies as a Director of the Company.   Mr Menzies is a solicitor practising in Victoria, Australia in the area of commercial and company law.  He graduated from Melbourne University in 1971 and qualified a Master of Laws degree in 1975.  He was admitted to practice in 1972.  Since 1987 he has carried on practice as a sole practitioner under the name of Menzies & Partners.  His legal practice has covered a wide range of activities including takeovers, litigation in respect thereof, numerous capital raisings and corporate reconstructions.  He is expected to assist the Company in these same areas of his expertise.   He has been involved in the listing or relisting of a large number of Australian public companies both industrial and mining.   Mr Menzies is a director of each of Moby Oil & Gas Limited and Octanex  NL, both listed on the Australian Stock Exchange.  He has previously been a director of a number of other listed companies.

 Mark A Muzzin was appointed a director of the Company on November 16, 2005 and resigned January 13, 2012.

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

Board Attendance

The Board of Directors met five times during the year ended December 31, 2011.  During 2011, each of the directors attended at least 100% of the total number of meetings of the Board of Directors.  It is the Company’s policy that, absent unusual or unforeseen circumstances, all of the directors are expected to attend annual meetings of stockholders.

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

Report of the Board, Acting as the Audit Committee

The Board of Directors, acting as the Audit Committee, has prepared the following report for inclusion in this Annual Report.  The Board has the responsibility for reviewing the Company’s accounting practices, internal accounting controls and financial results and is responsible for the engagement of the Company’s independent auditors.  The Board met five times in 2011 and has reviewed and discussed the audited financial statements with the Company’s management.

The Board has discussed with the independent auditors the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as may be modified or supplemented.

The Board has received the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as may be modified or supplemented

Based on the review and discussions referred to in the foregoing three paragraphs, the Board of Directors determined that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the Securities and Exchange Commission.

 E. Geoffrey Albers
 Graeme A. Menzies
 W. Ray Hill

Dated:  March 28, 2012

27

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

ITEM 11.                 EXECUTIVE COMPENSATION

Compensation awarded to, earned by, or paid to our sole executive officer whose compensation exceeded $100,000.

Summary Compensation Table for 2011

Name and Principal Position	Year	Salary ($)	Stock Awards ($) *	Total ($)
E.G. Albers	2011	NIL	$90,000	$90,000
(CEO) President and Treasurer	2010	NIL	$160,000	$160,000

*   This amount is the grant date fair value of the shares issued.

All other tables regarding executive officer compensation have been omitted as inapplicable.

Our directors are not compensated for their service on the Board.

28

Compensation Committee Interlocks and Insider Participation

We have no compensation committee or another board committee performing equivalent functions. Each of the current members of the Board, being Messrs. Albers, Menzies and Hill has participated in deliberations of the Board concerning executive officer compensation.

Compensation Committee Report

Given that no compensation has been paid to our directors and executive officers in our 2011 fiscal year, our Board of Directors has not reviewed or discussed the Compensation Discussion and Analysis set forth in Item 402(b) of Regulation S-K under the Securities Act with management; and has not recommended that such Compensation Discussion and Analysis be included in our Annual Report or proxy statement. This disclosure is being made by all members of our Board, being Messrs. Geoffrey Albers, Graeme Menzies, and William Ray Hill.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2011, certain information with respect to the beneficial ownership of shares of common stock by (i) any officer of our company, (ii) each director of our company, (iii) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Ernest Geoffrey Albers (3)	37,111,782	75.05
William Ray Hill	100,000	0.20
Mark Anthony Muzzin – resigned Jan 13, 2012	0	0
All executive officers and directors as a group (3 persons)	37,511,782	75.25%

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

(2)	Percentages are based upon the total 49,450,531 outstanding shares of Common Stock at December 31, 2011, combined with the number of shares of Common Stock beneficially owned by each person or entity.

(3)	Includes shares of common stock registered in the names of Mr. Albers’ family members and affiliates.

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

On April 4, 2011, Great Missenden Holdings Pty Ltd advanced $83,080 to AOGC. This short term advance was repaid in full with interest on July 1, 2011.

On December 22, 2011, Great Missenden Holdings Pty Ltd advanced $27,929 to AOGC. This is a short term advance.

We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Octanex NL, (which replaced Setright Oil & Gas Pty Ltd in this role in the last quarter), makes in respect to the administration of the Company. For the year ended December 31, 2011 2011 Octanex NL charged the Company $2,244 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

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

At December 31, 2011 cash calls of $781,192 (which is included in “Loan-Director Related Party”) remain outstanding by Alpha Oil & Natural Gas Pty Ltd to the Cornea and Braveheart Joint Ventures.  An agreement dealing with the liability to pay those calls has been reached.  The agreement has the result that neither Braveheart Oil & Gas Pty Ltd nor Cornea Oil & Gas Pty Ltd, Alpha’s subsidiaries are treated as being in default (so that they might otherwise forfeit their respective Participating Interests in the Joint Ventures), while remaining liable to make the payments.

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

Our wholly owned subsidiary, Cornea Oil & Gas Pty Ltd (“Cornea Oil”), signed a farmout agreement with Coldron Pty Ltd (“Coldron”) on June 26, 2011. Coldron earned an 8.5% interest in an Australian offshore petroleum exploration permit WA-342-P (“Permit”) in return for reimbursing Cornea Oil an amount of AUD $1,591,480 (USD $1,526,600) during the year ended December 31, 2011. Coldron Pty Ltd is an affiliate Australian private company of EG Albers, President and shareholder of AOGC.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The company paid the following fees to Demetrius & Company L.L.C for services rendered during fiscal years 2011 and 2010:

	2011 $	2010 $
Audit Fees:	34,500	34,500
Tax Fees:	4,950	4,605

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Demetrius & Company LLC performing our audit for the 2010 and 2011 fiscal years.

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

10.12	Agreement between the Company and Great Missenden Holdings Pty Ltd, regarding $200,000 Line of Credit, dated October 18, 2010.
10.13	Series IV Convertible Unsecured Note held by Great Missenden Holdings Pty Ltd.
10.14	Deed of Re-appointment between the Company and E.G. Albers, dated March 13, 2012.*
14	Standards of Conduct of Australian Oil & Gas Corporation (incorporated by reference from Exhibit 14 to the Company’s annual report on Form 10-K for the year ended December 31, 2006).
21	List of Subsidiaries of Australian Oil & Gas Corporation. *
24.1	Certification of Secretary with respect to power of attorney. *
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive data files *

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

Name	Title	Date

/s/ E. Geoffrey Albers	President, Treasurer, Chief Financial Officer and Director	28th day of March 2012
E. Geoffrey Albers

/s/ Graeme Alan Menzies	Director, Vice President	28th day of March 2012
Graeme A. Menzies

/s/ W. Ray Hill	Director, Vice President	28th day of March 2012
W. Ray Hill

FINANCIAL STATEMENTS

Table of Contents

Audit Report of Independent Registered Accountant

Consolidated Balance Sheets – as at December 31, 2011and 2010

Consolidated Statements of Operations for the twelve months ended December 31, 2011 and 2010 and for the period from inception (August 6, 2003) to December 31, 2011.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the period from inception (August 6, 2003) to December 31, 2011

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011 and 2010 and for the period from inception (August 6, 2003) to December 31, 2011.

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Australian Oil & Gas Corporation (An Exploration Stage Enterprise)

We have audited the accompanying consolidated balance sheets of Australian Oil & Gas Corporation and subsidiaries (An Exploration Stage Enterprise) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended and the period from inception (August 6, 2003) to December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Oil & Gas Corporation and subsidiaries (An Exploration Stage Enterprise) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two year period  ended and for the period from inception (August 6, 2003) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Demetrius & Company, L.L.C.
Wayne, New Jersey
March 28, 2012

Australian Oil & Gas Corporation
(an exploration stage enterprise)
 CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)
	12/31/11	12/31/10
	$	$
ASSETS
Current assets:
Cash and cash equivalents	26	37
Receivables	7	5

Total Current Assets	33	42

Non-Current assets:
Exploration and Evaluation Asset (Note 11)	1,528	3,050

Total Non-Current Assets	1,528	3,050

Total Assets	1,561	3,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	161	123

Total Current Liabilities	161	123

Non-Current liabilities:
Convertible Lines of Credit – Director Related	-	343
Accounts payable to director related entities (Note 6)	781	1,844

Total Non-Current Liabilities	781	2,187

Total Liabilities	942	2,310

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, Issued shares, 49,450,531 at December 31, 2011 and 47,650,531 at December 31, 2010; Outstanding shares, 49,450,531 at December 31, 2011 and 47,650,531 at December 31, 2010.	50	48
Capital in excess of par value	2,968	2,880
Accumulated other Comprehensive Income	379	304
Deficit accumulated during the exploration stage	(2,778)	(2,450)

Total Stockholders’ Equity	619	782

Total Liabilities and Stockholders’ Equity	1,561	3,092

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the twelve months ended December 31, 2011 and 2010
and for the period from inception (August 6, 2003) to December 31, 2011

(Dollar amounts in thousands)

	For the twelve months ended Dec 31, 2011 $	For the twelve months ended Dec 31, 2010 $	From inception to Dec 31, 2011 $

Expenses
Exploration	94	2,704	5,279
General and administrative	186	156	1,488
Merger and reorganization	-	-	249

Total operating expenses	280	2,860	7,016

Loss before other income and expense	(280)	(2,860)	(7,016)

Other Income and (Expense)
Income from sale of tenement and tenement information	-	4,244	6,143
Write down of investments	-	-	(1,759)
Currency exchange gain / (loss)	(28)	(73)	(37)
Interest income	4	8	75
Interest expense	(24)	(27)	(160)

Income / (loss) before income tax	(328)	1,292	(2,754)

Income tax provision	-	-	24

Net Income / (loss)	(328)	1,292	(2,778)

Income / (loss) per Common Share:
Basic	$(0.01)	$0.03	$(0.08)
Dilutive	$(0.01)	$0.03	$(0.08)

Weighted average common share used in calculation -Basic	49,005,531	46,406,026	37,300,849
Weighted average common share used in calculation -Dilutive	49,005,531	48,888,434	37,300,849

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the period from inception (August 6, 2003) to December 31, 2011
(Dollar amounts in thousands)
	Common Stock
	Shares	Amount $	Capital in excess of par value $	Accumulated Other Comprehensive Income $	Deficit Accumulated during exploration stage $	Total Equity $
Balance, August 6, 2003	0	0	0	0	0	0

Issuance of common stock: Combination of Controlled Entities		1,560				1,560

To holders of unsecured claims against Synergy Technology Corporation	3,000,000

To equity holders of Synergy Technology Corporation	4,800,528

To the Plan Funder to fund the Plan of Reorganization	19,500,000	20	55			75

Loss from operations					(184)	(184)

Balance, December 31, 2003	27,300,528	1,580	55		(184)	1,451

Loss from operations					(1,849)	(1,849)
Foreign currency translation adjustment				195		195

Balance, December 31, 2004	27,300,528	1,580	55	195	(2,033)	(203)

To the Chairman as compensation	2,500,000	2	248			250
Shares issued external to combined group previously held within the combined group		65				65
Loss from operations					(606)	(606)
Foreign currency translation adjustment				48		48

Balance, December 31, 2005	29,800,528	1,647	303	243	(2,639)	(446)

To the Chairman as compensation	2,000,000	2	198			200

Profit from operations					592	592
Acquisition of entities subject to common control		(1,621)	1,621			-
Foreign currency translation adjustment				17		17

Balance, December 31, 2006	35,900,531	28	2,122	260	(2,047)	363

To the Chairman as compensation	1,500,000	2	88			90
Loss from operations					(815)	(815)
Foreign currency translation adjustment				(36)		(36)

Balance, December 31, 2007	37,400,531	30	2,210	224	(2,862)	(398)

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
For the period from inception (August 6, 2003) to December 31, 2011

(Dollar amounts in thousands)

Conversion of Notes	3,650,000	13	299			312
Loss from operations					(389)	(389)
Foreign currency translation adjustment				92		92

Balance , December 31, 2008	41,050,531	43	2,509	316	(3,251)	(383)

To the Chairman as compensation (Note 8)	4,600,000	3	213			216
Loss from operations					(491)	(491)
Foreign currency translation adjustment				(52)		(52)

Balance, December 31, 2009	45,650,531	46	2,722	264	(3,742)	(710)

To the Chairman as compensation (Note 8)	2,000,000	2	158			160
Income from operations					1,292	1,292
Foreign currency translation adjustment				40		40

Balance, December 31, 2010	47,650,531	48	2,880	304	(2,450)	782

To the Chairman as compensation (Note 8)	1,800,000	2	88			90
Loss from operations					(328)	(328)
Foreign currency translation adjustment				75		75

Balance, December 31, 2011	49,450,531	50	2,968	379	(2,778)	619

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2011 and 2010
and Cumulative from inception (August 6, 2003) to December 31, 2011

(Dollar amounts in thousands)
	Dec 31, 2011 $	Dec 31, 2010 $	From inception to Dec 31, 2011 $
Cash flows from operating activities:

Net income / (loss)	(328)	1,292	(2,788)

Adjustments to reconcile net income / (loss) to net cash
used in operating activities:
Compensation expense (Note 8)	90	160	1,015
Currency exchange (gain)/loss	98	39	106
Write down of investment	-	-	1,759
Issuance of Convertible Note in lieu of repayment of advances from director related entity	-	-	100
Gain on transfer of interest in tenement	-	(4,244)	(6,142)
Change in assets and liabilities
Increase (decrease) in accounts payable	35	(3,354)	511
Increase (decrease) in tax payable	-	-	(9)
(Increase) decrease in accounts receivable	(1)	(4)	77
Increase in exploration assets	(5)	(82)	(3,055)

Net cash used in operating activities	(111)	(6,193)	(8,426)

Cash flows from financing activities:
Proceeds from the sale of Common stock – net	-	-	75
Proceeds from advance from director-related entities	-	1,844	1,844
Proceeds from line of credit	-	137	671
Repayment of advance from director-related entities	(1,426)	-	(1,499)

Net cash provided by financing activities	(1,426)	1,981	1,091

Cash flows from investing activities:
Proceeds from sale of tenement (Note 11)	1,526	4,244	7,279
Net cash provided investing activities	1,526	4,244	7,279

Increase (decrease) in cash	(11)	32	(56)
Cash and cash equivalents at beginning of period	37	5	-
Effect of currency exchange rate fluctuations on cash held	-	-	82

Cash and cash equivalents at end of period	26	37	26

Supplementary disclosure of non-cash financing activities.
- Issuance of Stock for compensation and settlement of advances	90	160	1,015
- Administration Fees charged by Setright Oil & Gas Pty Ltd	-	17	250
- Interest charged by Great Missenden Holdings Pty Ltd	-	27	140

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

The company has two wholly owned Australian subsidiaries; Alpha Oil & Natural Gas Pty Ltd and Nations Natural Gas Pty Ltd. Alpha Oil & Natural Gas Pty Ltd itself has three wholly owned Australian subsidiaries, Vulcan Australia Pty Ltd (which held the joint venture interests in each of the Vulcan and Nome Joint Ventures), Braveheart Oil & Gas Pty Ltd (which held the joint venture interest in the Braveheart Joint Venture) and Cornea Oil & Gas Pty Ltd (which will holds the joint venture interest in the Cornea Joint Venture).

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements include all majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Use of estimate

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, account receivable, accounts payable, accrued expenses and long term debt. The book values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses are representative of their fair value due to the short-term maturity of these instruments The Company’s advance from Great Missenden Holdings Pty Ltd is at a fixed interest rate and the book value, after interest is accrued, is considered representative of the advances fair value.

Recently issued Accounting Standards adopted as of December 31, 2011

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

$
Operating loss carried forwards	1,602,749
Less : Valuation Allowance	(1,602,749)
Net Deferred Tax Assets	-

As described in Note 2, the Company adopted FIN 48 on January 1, 2007, which prescribes treatment of “unrecognized tax positions”, and requires measurement and disclosure of such amounts. At both December 31, 2011 and January 1, 2011, the Company had no material unrecognized tax benefits.

Management considers the years 2007 to 2010 to be open for examination by taxing authorities.

Carried forward tax losses in the Australian subsidiaries are not included in the above numbers. Realization of the losses is not probable.

NOTE 4:  BASIC LOSS PER COMMON SHARE

Basic loss per common share is based on the weighted average number of shares of common stock issued from inception to December 31, 2011.

NOTE 5:   RELATED PARTY TRANSACTIONS

Mr. E Geoffrey Albers, the Chairman and President of AOGC, is a director and shareholder of each of Great Missenden Holdings Pty Ltd, Gascorp Australia Pty Ltd and of Octanex NL.

The $250,000 Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009 has an expiry date of December 31, 2012. All funds advanced from the line of credit were repaid in full with interest on July 1, 2011.

The $200,000 Line of Credit Agreement signed between AOGC and Great Missenden Holdings Pty Ltd on October 18, 2010 has an expiry date of December 31, 2012.   This line of credit was repaid in full with interest on July 1, 2011.

On April 4, 2011, Great Missenden Holdings Pty Ltd advanced $83,080 to AOGC. This short term advance was repaid in full with interest on July 1, 2011.

On December 22, 2011, Great Missenden Holdings Pty Ltd advanced $27,929 to AOGC. This is a short term advance.

During the year ended December 31,2011 Mark Muzzin, director of AOGC until January 13, 2012, was paid consulting fees of $22,467. These fees were not paid to Mr Muzzin’s in his capacity as director.

We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Octanex NL, (which replaced Setright Oil & Gas Pty Ltd in this role in the last quarter), makes in respect to the administration of the Company. For the year ended December 31, 2011 2011 Octanex NL charged the Company $2,244 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

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

At December 31, 2011 cash calls of $781,192 (which is included in “Loan-Director Related Party”) remain outstanding by Alpha Oil & Natural Gas Pty Ltd to the Cornea and Braveheart Joint Ventures.  An agreement dealing with the liability to pay those calls has been reached.  The agreement has the result that neither Braveheart Oil & Gas Pty Ltd nor Cornea Oil & Gas Pty Ltd, Alpha’s subsidiaries are treated as being in default (so that they might otherwise forfeit their respective Participating Interests in the Joint Ventures), while remaining liable to make the payments.

By the original agreement, each of Braveheart and Cornea had up to September 15, 2012 to make arrangements to satisfy their respective liabilities and to achieve this through a combination of sale of interests or by borrowing funds on commercial terms. An amended agreement was signed March 23, 2012 whereby the parties now have up to September 15, 2013 to make arrangement to satisfy the liabilities. The agreements have been entered into on terms which are favourable to Alpha and which enable Alpha to preserve any benefits which may derive from its interest in the period up to September 15, 2013.

With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd.

Our wholly owned subsidiary, Cornea Oil & Gas Pty Ltd (“Cornea Oil”), signed a farmout agreement with Coldron Pty Ltd (“Coldron”) on June 26, 2011. Coldron earned an 8.5% interest in an Australian offshore petroleum exploration permit WA-342-P (“Permit”) in return for reimbursing Cornea Oil an amount of AUD $1,591,480 (USD $1,526,600) during the year ended December 31, 2011. Coldron Pty Ltd is an affiliate Australian private company of EG Albers, President and shareholder of AOGC.

NOTE 6:  LIABILITIES TO DIRECTOR RELATED ENTITIES

At December 31, 2011, the Company owed to National Oil & Gas Ltd of $3,267 for exploration costs.

From the advances made in December 2011, the liability to Great Missenden Holdings at December 31, 2011 is $27,929.

At December 31, 2011 cash calls of $781,192 remain outstanding by Alpha Oil & Natural Gas Pty Ltd to the Cornea and Braveheart Joint Ventures. The other participant companies in the Joint Ventures are all director-related of Mr. E Geoffrey Albers.

NOTE 7:  COMMON STOCK

•	On December 13, 2010, 2,000,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2008 Form 10-K.

•	On December 23, 2011, 1,800,000 shares of Common stock were issued to EG Albers under the terms of his employment contract, filed as an exhibit to the 2008 Form 10-K.

NOTE 8:   COMMON STOCK ISSUED TO EG ALBERS

On December 23, 2011, 1,800,000 shares of Common stock were issued to EG Albers under the terms of his employment contract.

NOTE 9:   COMPREHENSIVE INCOME

Comprehensive income is the change in equity during a period from transactions and other events from non-owner sources. The Company is required to classify items of other comprehensive income in financial statements and to display the accumulated balance of other comprehensive income separately in the equity section of the Consolidated Balance Sheet.

The functional currency of Australian Oil & Gas Corporation’s Australian subsidiaries is Australian dollars. The comprehensive income of $379,792 disclosed in the consolidated balance sheet is the foreign currency exchange gain on converting the subsidiaries’ balance sheets and income statements to US dollars for consolidation purposes.

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

NOTE 11:  EXPLORATION AND EVALUATION ASSETS

As of  December 31, 2011 the company’s Australian subsidiary, Alpha Oil and Natural Gas Pty Ltd (on behalf of its subsidiary Cornea Oil and Gas Pty Ltd) share of drilling costs of the Cornea-3 exploration well in WA-342-P was approximately $3,055,000. The well was drilled from December 11, 2009 to December 28, 2009. Overall, the results of Cornea-3 have defined an oil column in that location. Looking forward, the data obtained from Cornea-3 should enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy. On this basis the costs of the well have been capitalized.

The well is reviewed annually and nothing has occurred that would require an impairment charge.

Our wholly owned subsidiary, Cornea Oil & Gas Pty Ltd (“Cornea Oil”), signed a farmout agreement for the permit WA-342-P with Coldron Pty Ltd (“Coldron”) on June 26, 2011. As a result of the farmout agreement, $1,526,600 of exploration costs previously capitalized for the Cornea-3 well have been recovered. On that basis carried forward capitalized exploration costs at December 31, 2011 is $1,528,000.

NOTE 12:   SUBSEQUENT EVENTS

On March 1, 2012, Nations Natural Gas Pty Ltd entered into a farmin to acquire a 5% interest from National Oil Corporation Pty Ltd in the exploration permit WA-422-P by covenanting to meet the next $200,000 of the cost of the Program otherwise due by National Oil Corporation Pty Ltd in respect to a 10% interest in the permit.

The Company has evaluated subsequent events for the period from December 31, 2011, the date of these financial statements through to March 28, 2011, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statement other than that disclosed in the previous paragraph.

With respect to this disclosure, the Company has not evaluated subsequent events occurring after March 28, 2012.