Form 10-Q
period 2012-03-31
AUSTRALIAN OIL & GAS CORP
filed 2012-05-11
CIK 1080634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2012

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

49,450,531 shares of common stock, $0.001 par value, as of May 11, 2012.

INDEX

AUSTRALIAN OIL & GAS CORPORATION
(an exploration stage enterprise)

For the Quarterly Period Ended: March 31, 2012

Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements. (Unaudited)

Consolidated Balance Sheets as at March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

Consolidated Statements of Operations for the three months ended  March 31, 2012 and 2011 (Unaudited), three months ended March 31, 2012 and 2011 (Unaudited) and for the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2012 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited) and the cumulative period from August 6, 2003 (Date of Inception) to March 31, 2012 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures.

Part 11.  OTHER INFORMATION

Item 6.  Exhibits.

Signatures

Item 1. Financial Statements (Unaudited)

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)	03/31/12	12/31/11
	(Unaudited)	(Audited)
ASSETS	$	$
Current assets:
Cash and cash equivalents	12	26
Receivables	12	7

Total Current Assets	24	33

Non-Current assets:
Exploration and Evaluation Asset (Note 7)	1,528	1,528

Total Non-Current Assets	1,528	1,528

Total Assets	1,552	1,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	102	161
Loan – Due to Affiliate (Note 3)	926	-

Total Current Liabilities	1,028	161

Non-Current liabilities:
Loan – Due to Affiliate (Note 3)	-	781

Total Liabilities	1,028	942

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, Issued shares, 49,825,531 at March 31, 2012 and 49,450,531 at December 31, 2011; Outstanding shares, 49,825,531 at March 31, 2012 and 49,450,531 at December 31, 2011.	50	50
Capital in excess of par value	2,968	2,968
Accumulated other Comprehensive Income	363	379
Deficit accumulated during the exploration stage	(2,857)	(2,778)

Total Stockholders’ Equity	524	619

Total Liabilities and Stockholders’ Equity	1,552	1,561

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2012 and 2011,
and for the period from inception (August 6, 2003) to March 31, 2012 (unaudited)

(Dollar amounts in thousands)

	For the three months ended Mar 31, 2012	For the three months ended Mar 31, 2011	From inception to Mar 31, 2012
	$	$	$
Expenses

Exploration	60	27	5,339
General and administrative	14	68	1,502
Merger and reorganization	-	-	249

Total operating expenses	74	95	7,090

Loss before other income and expense	(74)	(95)	(7,090)
Other Income (Expense)
Income from sale of tenement and tenement information	-	-	6,143
Write down of investments	-	-	(1,759)
Currency exchange gain / (loss)	(3)	4	(40)
Interest income	-	-	75
Interest expense	(2)	(11)	(162)

(Loss) / income before income tax	(79)	(102)	(2,833)

Income tax provision	-	-	24

Net (Loss) / income	(79)	(102)	(2,857)

(Loss) / income per Common Share:
Basic	$(0.00)	$(0.00)	$(0.08)
Dilutive	$(0.00)	$(0.00)	$(0.08)

Weighted average common share used in calculation -Basic	49,454,698	47,655,531	37,648,100
Weighted average common share used in calculation -Dilutive	49,454,698	47,655,531	37,648,100

The accompanying notes are an integral part of these consolidated financial statements.

Australian Oil & Gas Corporation
(an exploration stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2012 and 2011
and Cumulative from inception (August 6, 2003) to March 31, 2012 (unaudited)

(Dollar amounts in thousands – except per share data)

	For the three months ended Mar 31, 2012 $	For the three months ended Mar 31, 2011 $	Cumulative period from inception to Mar 31, 2012 $

Cash flows from operating activities:
Net income / (loss)	(79)	(102)	(2,857)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Adjustments for non-cash activities:
Compensation expense	15	63	1,030
Currency exchange loss/(gain)	6	(16)	112
Write down of investment	-	-	1,759
Issuance of Convertible Note in lieu of repayment of advances from director related entity	-	-	100
Gain on transfer of interest in tenement	-	-	(6,142)
Change in assets and liabilities:
Increase/(decrease) in accounts payable	(1)	40	501
Increase /(decrease) in income tax payable	-	-	(9)
Decrease/(increase) in accounts receivable	(5)	4	71
Increase in exploration assets	-	(9)	(3,055)

Net cash provided by (used) in operating activities	(64)	(20)	(8,490)

Cash flows from financing activities:
Proceeds from sale of Common stock –net	-	-	75
Proceeds from advance from director-related entities	50	-	1,894
Proceeds from line of credit	-	-	671
Repayment of advance from director-related entities	-	-	(1,499)

Net cash (used) provided by financing activities	50	-	1,141

Cash flows from investing activities:
Proceeds from sale of tenement/tenement information (Note 7)	-	-	7,279

Net cash provided by investing activities	-	-	7,279

Increase/ (decrease) in cash	(14)	(20)	(70)
Cash at beginning of period	26	37	-
Effect of currency exchange rate fluctuations on cash held	-	-	82

Cash at end of period	12	17	12

Supplemental disclosure of non-cash activities:

Interest charged by Great Missenden Holdings Pty Ltd	2	11	142
Administration Fees charged by Setright Oil & Gas Pty Ltd	-	4	250
Issuance of Stock for compensation and settlement of advances	-	-	1,015

The accompanying notes are an integral part of these consolidated financial statements

Australian Oil & Gas Corporation
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying interim consolidated financial statements of Australian Oil & Gas Corporation are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the entire year. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 1:  Organization

Australian Oil & Gas Corporation (the Company) was incorporated in Delaware on August 6, 2003, and began operations on August 11, 2003 and is considered to be a crude petroleum and natural gas company in the exploratory stage. Since inception it has been engaged in the assessment of oil and gas exploration properties.

The authorized capital stock of the AOGC consists of 75,000,000 shares of common stock (AOGC Common Stock), $0.001 par value

As at March 31, 2012, the company had two wholly owned Australian subsidiaries; Alpha Natural Resources Pty Limited (“Alpha”) (formerly Alpha Oil & Natural Gas Pty Ltd and which has since completed its change of status to an public company limited by shares under Australian law) and Nations Natural Gas Pty Ltd (“Nations”).

Alpha is an unlisted Australian public company. Shares in an unlisted Australian public company can be offered to the public, but the company is not listed on a prescribed financial market (eg. a securities exchange).  They are formed on the principle that the liability of shareholders is limited to the amount (if any) unpaid on shares held.  An unlisted public company must have at least three directors, at least two of whom are Australian residents. To ensure compliance of this requirement Mr. Menzies has also been appointed to the board of Alpha.

Alpha itself has three wholly owned Australian subsidiaries, Vulcan Australia Pty Ltd (which previously held the joint venture interests in each of the Vulcan and Nome Joint Ventures), Braveheart Oil & Gas Pty Ltd (which previously held the joint venture interest in the Braveheart Joint Venture) and Cornea Oil & Gas Pty Ltd (which will holds the joint venture interest in the Cornea Joint Venture).

Note 2:  Summary of Significant Accounting Policies

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Note 3:  Related Party Transactions

Mr. E Geoffrey Albers, the Chairman and President of AOGC, is a director and shareholder of each of Great Missenden Holdings Pty Ltd, Gascorp Australia Pty Ltd, Exoil Pty Ltd and of Octanex NL.

The $250,000 Line of Credit Agreement made between AOGC and Great Missenden Holdings Pty Ltd on February 17, 2009 has an expiry date of December 31, 2012. All funds advanced from the line of credit were repaid in full with interest on July 1, 2011.

The $200,000 Line of Credit Agreement made between AOGC and Great Missenden Holdings Pty Ltd on October 18, 2010 has an expiry date of December 31, 2012.   This line of credit was repaid in full with interest on July 1, 2011.

At March 31, 2012, Great Missenden Holdings Pty Ltd has advanced $80,582 to AOGC. This is a short term at-call advance. Interest accrued on the advance at March 31, 2012 is $1,696. An agreement has been reached in April 2012 (Note 8) to satisfy this debt.

We also have the use of premises in Australia at Level 21, 500 Collins Street, Melbourne, Victoria.  The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Octanex NL, makes in respect to the administration of the Company. For the year ended December 31, 2011 2011 Octanex NL charged the Company $2,244 for the provision of accounting and administrative services rendered by third parties for the benefit of the Company, but not including services rendered by Mr. E Geoffrey Albers, who is remunerated separately by way of the issue of shares of common stock.

 With regard to the Cornea Joint Venture, Mr. Albers is a director and shareholder in each of Coldron Pty Ltd, Cornea Petroleum Pty Ltd, Moby Oil & Gas Limited, Auralandia NL, Cornea Energy Pty Ltd, Octanex NL and Exoil Limited, the parent of Cornea Resources Pty Ltd. All of these companies are the holders of the Cornea Joint Venture.

At March 31, 2012 cash calls of $800,115(Aud $781,192) (which is included in “Loan-Director Related Party”) remain outstanding by Alpha to the Cornea and Braveheart Joint Ventures.  An agreement dealing with the liability to pay those calls was reached in April 2012 (Note 8).  The agreement has the result that neither Braveheart Oil & Gas Pty Ltd nor Cornea Oil & Gas Pty Ltd, Alpha’s subsidiaries, are treated as being in default (so that they might otherwise forfeit their respective Participating Interests in the Joint Ventures), while remaining liable to make the payments.

By the original agreement, each of Braveheart and Cornea had up to September 15, 2012 to make arrangements to satisfy their respective liabilities and to achieve this through a combination of sale of interests or by borrowing funds on commercial terms. An amended agreement was signed March 23, 2012 whereby Braveheart and Cornea have up to September 15, 2013 to make arrangements to satisfy the liabilities, but are required to take positive steps to fully satisfy the obligations before June 30, 2012.

With regard to the National Gas Consortium, Mr. Albers is a director and shareholder in each of National Oil & Gas Pty Ltd, Australian Natural Gas Pty Ltd and Natural Gas Australia Pty Ltd.

In January 2012, Exoil Pty Ltd funded a payment of an invoice to Greshman Management Pty Ltd. Exoil Pty Ltd is a director-related entity of Mr Albers. Gresham Management Pty Ltd is a director-related entity of Mr Menzies. At March 31, 2012 $41,191 is payable by Alpha to Exoil. An agreement has been reached in April 2012 (Note 8) to satisfy this debt.

Note 4: Current Liabilities

At March 31, 2012 the accounts payable balance includes $15,000 for remuneration due to Mr Albers for his services which is to be met by the issue of shares (see Management Discussion and Analysis section on Management).

Note 5:  Issued Shares

At March 31, 2012, 375,000 shares included in issued and outstanding shares of 49,825,531 disclosed in the balance sheet and used for the earnings per common share calculation were reserved but not yet issued. These shares will be used to compensate Mr Albers and will be issued in the quarter ending June 30, 2012 (See Note 4).

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

Note 7: Exploration and evaluation costs

At March 31, 2012 Alpha’s share of drilling costs of the Cornea-3 exploration well in WA-342-P, on behalf of its subsidiary Cornea Oil and Gas Pty Ltd, was $1,527,943. The well was drilled from December 11, 2009 to December 28, 2009. Overall, the results of Cornea-3 have defined an oil column in that location. Looking forward, the data obtained from Cornea-3 should enable the Cornea Joint Venture to formulate a future exploration, appraisal and development strategy. On this basis the costs of the well continue to be capitalized.

Note 8: Subsequent Events

On April 13, 2012 Alpha Natural Resource Pty Ltd (formerly Alpha Oil & Natural Gas Pty Ltd) changed its status to a public company limited by shares under Australian law. It is now called Alpha Natural Resources Limited. It is not listed on a stock exchange (Note 1).

On April 18, 2012 the directors of Alpha Resources Limited resolved to settle debts payable to various director-related entities by issuing shares in Alpha to those companies.

At March 31, 2012 cash calls of Aud $781,192 were payable to Hawkestone Oil as operator of the Cornea and Braveheart Joint Ventures. It is proposed that Alpha issue fully paid shares to Hawkestone Oil Pty Ltd (as custodian for Coldron Pty Ltd (47%) and Browse Petroleum Pty Ltd (53%)) in return for release from all claims pursuant to the WA-342-P J.V. and WA-333-P J.V. respectively and, in particular, the release from all claims arising pursuant to the Braveheart/Cornea Omnibus Facility Agreement dated 4th October 2011, as amended by Agreement dated 23 March 2012 which remain outstanding by Alpha to the Cornea and Braveheart Joint Ventures. This includes the cash calls of Aud $781,193 plus accumulated interest of Aud$351,381 for settlement of the liability.

It is further proposed that debts payable to Great Missenden Holdings and Exoil Pty Ltd also be settled by issue of Alpha shares.

The Company has evaluated subsequent events for the period from March 31, 2012, the date of these financial statements through to May 11, 2012, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period, other than those disclosed above, that require recognition or disclosure in the financial statement. With respect to this disclosure, the Company has not evaluated subsequent events occurring after May 11, 2012.

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

Plan of Operation

General

Australian Oil & Gas Corporation is an independent energy company which has focused on the acquisition of petroleum exploration permits in the offshore areas adjacent to Australia and exploration for oil and natural gas resources within the area of those permits. We have historically relied on the considerable experience in the oil and gas industry of our President, Mr. E. Geoffrey Albers, together with our consultants, in order to identify and conduct initial analyses of permits in which we may acquire an interest.

Strategy

The Company has previously sought oil and gas exploration opportunities in offshore waters within the territorial boundaries of Australia.  Once acquired, our strategy has been to carry out preliminary geological assessments, including the acquisition of pre-existing data, the formulation and undertaking of new 2D and 3D seismic programs and, if supported by geological rationale and appropriate funding, the drilling of wells to determining whether any viable resource may exist.

AOGC’s goal has been to grow a profitable oil and gas company for the long-term benefit of our shareholders.  Our strategy has been to build a portfolio of core exploration acreage providing growth opportunities through grass-roots exploration activity, including the acquisition of seismic surveys and subsequent drilling.

An integral part of our plan has always been to actively evaluate our assets to determine whether farmout or sales of these assets might provide opportunities to reduce commitments, to spread risk and to redeploy our capital resources, so as to seek to constantly rebalance our portfolio and generate new prospects.

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

The result of the above, as more particularly disclosed herein, is that we now retain interests in two of our prior permits with those being NT/P73 and WA-342-P, which are held by Alpha and its subsidiary Cornea Oil & Gas Pty Ltd respectively.

At the same time, our subsidiary, Nations, has negotiated a farmin to the WA-422-P permit.  Permit WA-422-P was granted on 13 November 2008 for a period of six years and comprises 66 graticular blocks (approximately 4,605 km2) in the Bonaparte Basin, offshore Western Australia

We recognize the difficulty we have in raising funds generally and we recognize that, to the extent that we have not been able to raise funds through the sale of permit interests or been successful in meeting commitments by farmout, we have been dependent on financial support from our principal shareholders.

In a move to facilitate access to capital markets we have considered a number of possible options.  These options included our registration as a foreign company in Australia, where our central management and control exists and where we have the capacity to access Australian capital markets.  However, we have discarded that option because we considered that our being incorporated in Delaware and subject to US law would mean that investing in our shares would be less attractive to Australian investors than investing in an Australian incorporated entity, which would be governed by Australian laws, with which those investors are familiar, and which would be subject to the Australian taxation system which they would also be familiar.

We had considered a spin-off Alpha Natural Resources Limited as a separate entity which would become publicly listed in Australia.  However, our investigations indicated that requirements for stock exchange quotation in Australia could not be met.

We refer to the Form 10-K lodged with the Securities Exchange Commission on March 28th, 2012 and in particular to the statements that the board of directors was investigating a possible spin-off of Alpha.

It was to have been a condition precedent to any spin-off that Alpha had been admitted to the Official List of the National Stock Exchange of Australia Limited (“NSX”).    Requirements by NSX included compliance with specific provisions of their listing rules relating to the minimum number of shareholders holding minimum sized parcels of shares of a required dollar value in Alpha.  There are also requirements as to concentration of ownership of the shares in Alpha.  Your directors became aware that pursuant to Delaware law, a significant number of the holdings of our AOGC stockholders are in the process of escheatment, as a result of which shares in AOGC are likely to be vested in the State of Delaware.  The likely effect is that AOGC’s shareholder base by shareholder numbers is likely to be severely adversely impacted, with the number of shareholders of record being likely to reduce to less than one hundred.

A direct consequence of this escheatment is that if shareholdings in Alpha were to be distributed by AOGC they would not satisfy the spread requirements for listing on the stock exchange conducted by NSX.  In addition, the level of concentration of holdings in the hands of directors and their related parties (as defined under the Australian Corporations Act 2001) would breach the concentration of ownership rules required for listing on NSX.   Consequently Alpha would not qualify to become publicly listed on NSX.

As a direct consequence of the escheatment, a spin-off is therefore impractical and will not be proceeded with.

The Board of AOGC has considered other options available to AOGC to satisfy the indebtedness of AOGC and its subsidiaries, particularly Alpha, and also to fund on-going exploration activities within the Australian subsidiaries.

Given that the spin-off will not proceed, the board of directors remains cognizant of the fact that Alpha must satisfy its outstanding indebtedness of AUD$769,193 (plus interest) due to Hawkestone Oil Pty Ltd (“Hawkestone”) as operator of each of the WA-342-P Joint Venture and WA-333-P Joint Venture.  It is now proposed that this be satisfied by the issue by Alpha to Hawkestone of shares in Alpha.  If this proposal is accepted, this share allotment would be accepted by Hawkestone in full and final satisfaction of all outstanding claims against Alpha in relation to outstanding amounts due in respect to those two permits.  A similar proposal will be put to the other creditors of Alpha.  On this action being completed, it is anticipated that AOGC would likely hold less than 30% of the issued capital of Alpha.  At that point AOGC would no longer have the direct responsibility for future funding of Alpha and its subsidiaries and of their interests in various permits

Natural Resources

While we continue to regard Australia as a relatively immature oil and gas country, our capacity to engage in ongoing exploration is much reduced, given that we will no longer control Alpha and given that our only exposure to exploration for oil & gas in Australia is now through the farmin to Permit WA-422-P by Nations, as discussed herein.

We have historically focused on the Bonaparte Basin and Browse Basin region and intend to continue to focus on those areas.  Nations’ farmin into the WA-422-P permit re-enforces that focus.   Details of the farmin are set out below under “Exploration and Appraisal Activities”.

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

Management      The Company’s Chairman and President, who also holds the position of Chief Executive Officer and Chief Financial Officer, Mr. E Geoffrey Albers, manages the Company’s operations.  On March 13, 2012 the Company signed a new one-year contract with Mr. Albers (“the Director”) with respect to the continuation of his services for a further period effective from January 1, 2012 to December 31, 2012, on terms which include the the Company issuing to the Director or, at the election of the Director, to the Trustee of the Fund, 1,500,000 shares of Common Stock in lieu of cash payments.  Specifically, no later than the first quarter of 2013, the Company will progressively issue 1,500,000 shares of Common Stock for his services in relation to the period from January 1, 2012 to December 31, 2012.

Mr Albers has advised the Company that he will be unable to provide management services beyond December 31, 2012 and that his services will be limited after June 30, 2012. Subsequent to that time, management will be assumed by the board generally. Management requirements will be reviewed before December 31, 2012 to ensure that there is on-going management.

Funding for Exploration Programs    In order to fund on-going administration and the cost of acquisition of interests, the Company has previously largely relied on infusions of cash through the advances of Great Missenden Holdings Pty Ltd, an affiliated company associated with our President, Mr.E.Geoffrey Albers.  To date, we have also relied upon farmins from National Gas Australia Pty Ltd and Gascorp Australia Pty Ltd (both affiliated companies associated with Mr. Albers) by way of farmout to fund a significant proportion of our preliminary seismic and associated obligations.

When we require further funds in relation to our then on-going operations, it is our intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, the interest of industry in co-participation in our programs and market conditions.  When additional funds are required, our strategy is to meet our obligations by either partial sale of our interests or farm out, the latter course of action being a vital part of managements overall strategy.  We would also look to further issues of stock for the purpose of funding.

 The bulk of exploration costs in the next 12 month period relating to WA-422-P are likely to be met by third parties.  In relation to WA-342-P and NT/P73, the exploration costs associated with those permits will be met by Alpha.  On Alpha completing the issue of new shares to satisfy of its liabilities (assuming that proceeds) Alpha will no longer be under our control.

At this stage we have sufficient liquid capital and sources to support its operations during the next nine months.

At the end of the quarter we held indirect interests in three Petroleum Exploration Permits granted by the Commonwealth of Australia. They are held in joint venture with other parties.  A summary of the permits and the current activities in each permit is set out below.

EXPLORATION AND APPRAISAL ACTIVITIES

Cornea Joint Venture – WA-342-P

The Cornea Joint Venture comprises the interests held in WA-342-P.

The joint venture has carried out extensive studies as to prospectivity of the known Cornea gas/oil accumulation. The challenges at Cornea include a low permeability reservoir with difficult to model production characteristics and the long, narrow shape of the accumulation.

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

The Operator of the Cornea Joint Venture is Exoil’s wholly-owned subsidiary, Hawkestone Oil Pty Ltd (“Hawkestone”).

Cornea Oil & Gas Pty Ltd (“Cornea Oil”), Alpha’s wholly owned subsidiary, signed a farmout agreement with Coldron Pty Ltd (“Coldron”) on June 26, 2011. Prior to the farmout, Cornea owned 17%. Following the farmout Cornea Oil holds an 8.5% participant interest in the permit. Coldron earned the 8.5% interest by reimbursing Cornea Oil an amount of AUD $1,591,480 (USD $1,526,600) on account of the documented total costs incurred by Cornea Oil directly relating to the exploration of the permit and by agreeing to meet and pay 50% of Cornea Oil’s remaining 8.5% participating interest proportion of the cost of operations carried out in accordance with the Cornea Joint Venture Operation Agreement until such time as Coldron has expended an amount AUD$1,000,000 (USD$931,185) on behalf of Cornea Oil with respect to the remaining 8.5% participating interest owned by Cornea Oil.

On January 4, 2011, the Joint Venture was granted a renewal of the WA-342-P permit for a 5 year term. The committed work programme in the first three years of the renewed term calls for studies and an exploration well; followed by reprocessing of 3D seismic and further studies in the last two years of the term.

Studies continue, as do discussions with potential farminees.

Stillwater Joint Venture - NT/P73

On March 27, 2007, the Australian Government granted, Alpha, a petroleum exploration permit, NT/P73, for an initial 6-year term.  NT/P73 covers an area of 6,815 km² (1,683,300 acres). The Barossa and Caldita gas accumulations are located to the west of the NT/P73 permit area.

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

Alpha’s work to date has focused on the Stillwater feature of the NW corner of NT/P73.  We reached agreement with ConocoPhillips with respect to our right to approximately 200 kms² of 3D data acquired by ConocoPhillips in the NW corner of our NT/P73, most of which covers the Stillwater feature, which sits en enchelon with the Caldita gas discovery, located in the adjacent permit held by ConocoPhillips and Santos.  This data has met our permit work obligation.

The interests in NT/P73 are:

Gascorp Australia Pty Ltd	35.000%
Alpha Natural Resources Limited (formerly Alpha Oil & Natural Gas Pty Ltd (Operator)	65.000%

The permit is in year-5, with year-6 commencing on March 27, 2012.  The joint venture has sought a variation of the work program to replace the drilling of a well with a 2D seismic program.

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

Permit WA-422-P comprises 66 graticular blocks (approximately 4,605 km2) in the Southern Bonaparte Basin, offshore Western Australia.

Goldsborough Energy Pty Ltd, UltraGas Pty Ltd and UltraGas Resources Pty Ltd entered into a farmin agreement with National Oil Corporation Pty Ltd under which Goldsborough Energy Pty Ltd agreed to acquire a 60% interest in the WA-422-P permit and under which UltraGas Pty Ltd acquired a 9.375% interest and UltraGas Resources Pty Ltd acquired a 3.125% interest.   The application for these transfers of interest has been submitted for to approval of the Designated Authority.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2012, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.

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

As of March 31, 2012, management of the Company conducted as assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. From this assessment, management has concluded that the company’s internal control over financial reporting was effective as of March 31, 2012.

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

Part 11.  OTHER INFORMATION

Item 5.  Other Information

Reports on Form 8-K

On April 10, 2012, the Company filed a Report on Form 8K relating to proposed spin-off of Alpha Natural Resources Pty Ltd not proceeding.

Item 6.  Exhibits

List of Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN OIL & GAS CORPORATION

By:	/s/ E. Geoffrey Albers
E. Geoffrey Albers
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

May 11, 2012